Form 10QSB
period 1996-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1996-06-12
CIK 726603

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-QSB

(Mark One)

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1996

_____   Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from                  to

Commission file number     0-20303
                       ----------------------------------------------------

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
- - ---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Delaware                             13-2846796
- - -----------------------------------    ------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)             Identification No.)

           P.O. Box 382, Fields Lane, Brewster, New York  10509
- - ---------------------------------------------------------------------------
                (Address of principal executive offices)

                            (914) 277-8100
- - ---------------------------------------------------------------------------
            (Issuer's telephone number, including area code)


- - ---------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____X____          No _________


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ________           No _________

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 11, 1996:
7,604,322 shares of Common Stock, par value $.0001 per share.

      Transitional Small Business Disclosure Format (check one):

Yes _________          No ____X____

                               PART I

                       FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

       The financial statements for the Company's fiscal quarter ended April 30, 1996 are attached to this Report, commencing at page F-1.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The Company's revenues are derived from: the sale of its Degrees of Reading Power Tests ("DRP") and Degrees of Word Meaning Tests ("DWM"), the sale of ancillary materials, and test scoring and reporting services. Tests are sold pursuant to specific contracts with state and local governments and through catalog sales.

RESULTS OF OPERATIONS

       Revenues. For the three-month period ended April 30, 1996, the Company's total net revenues decreased 17.4% versus the comparable 1995 period ($509,470 in 1996 versus $616,573 in 1995). For the six-month period ended April 30, 1996, the Company's total net revenues increased 1.2% versus the comparable 1995 period ($1,285,086 in 1996 versus $1,270,116 in 1995). The overall increase in total net revenues for the six-month period ended April 30, 1996 represents the net of the significant increase in catalog sales over the decrease in contract sales.

       For the three-month period ended April 30, 1996, contract revenues decreased 76.7% versus the comparable 1995 period ($60,000 in 1996 versus $257,785 in 1995). For the six-month period ended April 30, 1996, contract revenues decreased 27.7% versus the comparable 1995 period ($527,480 in 1996 versus $729,215 in 1995). Contract income now represents 11.8% of second quarter sales versus 41.8% of second quarter sales in 1995. The Company had projected this decrease since the second half of fiscal year 1994, when the New York City contract was not renewed for fiscal year 1996; the Company believes that contract revenues as a percentage of total revenues will continue to decline for the full fiscal year 1996.

        For the three-month period ended April 30, 1996, catalog revenues for shelf tests and associated products increased 25.3% versus the comparable 1995 quarter ($449,470 in 1996 versus $358,788 in 1995). For the six-month period ended April 30, 1996, catalog revenues increased 40.1% versus the comparable 1995 period ($757,606 in 1996 versus $540,901 in 1995). Catalog sales now represent 88.2% of second quarter sales versus 58.2% of second quarter sales in 1995. This dramatic increase is the result of the Company's decision in early 1995 to invest heavily in new marketing initiatives.

        Costs and expenses. For the three-month period ended April 30, 1996, cost of goods sold was essentially flat versus the comparable 1995 period ($160,615 in 1996 versus $161,875 in 1995). For the six-month period ended April 30, 1996, cost of goods sold increased 3.4% versus the comparable 1995 period ($363,961 in 1996 versus $351,986 in 1995). Costs of goods sold as a percentage of sales for the three-month period ended April 30, 1996 increased 5.2% versus the comparable 1995 period (31.5% in 1996 versus 26.3% in 1995). This increase is primarily due to the change in the Company's sales patterns.

        For the three-month period ended April 30, 1996, selling expenses were essentially flat versus the comparable 1995 period ($165,792 in 1996 versus $166,141 in 1995). For the six-month period ended April 30, 1996, selling expenses increased 13.1% versus the comparable 1995 period ($319,820 in 1996 versus $282,796 in 1995). This increase is attributable to the Company's decision in early 1995 to increase marketing expenditures significantly.

        For the three-month period ended April 30, 1996, general and administrative expenses increased 12.8% versus the comparable 1995 period ($225,254 in 1996 versus $199,684 in 1995). For the six-month period ended April 30, 1996, general and administrative expenses increased 10.1% versus the comparable 1995 period ($403,724 in 1996 versus $366,712 in 1995). Certain labor costs were reassigned to general and administrative when management decided to abandon certain hardware and software projects in the fourth quarter of fiscal year 1994. As the Company continues to reconfigure, management believes that this rate of increase will decrease in the future.

        In the three-month period ended April 30, 1996, the Company spent $21,180 on product development. The Company is currently working on a new product that is not yet ready for commercial distribution. There were no comparable expenditures in 1995. This expenditure is consistent with one of the Company's core strategies of expanding the Company's revenue opportunities outside the Company's current marketplace.

        For the three-month period ended April 30, 1996, interest expense decreased 25.7% versus the comparable 1995 period ($13,260 in 1996 versus $17,856 in 1995). For the six-month period ended April 30, 1996, interest expense decreased 7.9% versus the comparable 1995 period ($31,060 in 1996 versus $33,715 in 1995). This decrease was due to the reduction of long-term debt as well as decreased interest rates.

        For the three-month period ended April 30, 1996, investment income increased 15.6% versus the comparable 1995 period ($46,104 in 1996 versus $39,890 in 1995). For the six-month period ended April 30, 1996, interest income decreased 1.8% versus the comparable 1995 period ($81,900 in 1996 versus $83,379 in 1995).

        Net Income and Earnings per Share. For the three-month period ended April 30, 1996, net after-tax income decreased 108.4% versus the comparable 1995 period (($6,438) in 1996 versus $76,812 in 1995). For the six-month period ended April 30, 1996, net after-tax income decreased 27.3% versus the comparable 1995 period ($160,111 in 1996 versus $220,296 in 1995). This decrease was primarily due to increased operating expenses in 1996, including new marketing initiatives and product development, and the loss of the New York City contract.

        For the three-month period ended April 30, 1996, earnings per share decreased to $.00 from $.01 in the comparable 1995 period. For the six-month period ended April 30, 1996, earnings per share were flat versus the comparable 1995 period ($.02 in 1996 versus $.02 in 1995).

LIQUIDITY AND CAPITAL RESOURCES

        Working capital, which consists principally of cash, cash equivalents, marketable securities and accounts receivable, was $3,457,716 on April 30, 1996 versus $2,923,276 on October 31, 1995. The increase in working capital was primarily due to an increase in paid-in capital from the exercise of options and warrants by unaffiliated third parties, as well as to profits from operations.

        For the three-month period ended April 30, 1996, net cash flows from operations increased by $221,787, from ($177,297) in 1995 to $44,490 in 1996. For the six-month period ended April 30, 1996, net cash flows from operations increased by $279,803, from $142,292 in 1995 to $422,095 in 1996.
Additionally, for the six-month period ended April 30, 1996, the Company invested $166,168 to increase the size of its Test Passage Bank (versus $156,310 in the comparable 1995 period), $28,835 in property, plant and equipment (versus $113,512 in the comparable 1995 period) and $56,023 readying its new DRP-->BookLink software product for market (versus no expenditures for such product development in the comparable 1995 period). As this new product was shipped in the second quarter of 1996, these software development costs will begin to be amortized over the next five years. In the six-month period ended April 30, 1996, the Company purchased $106,102 in marketable debt securities (versus $77,433 in the comparable 1995 period).

        For the three-month period ended April 30, 1996, the Company had a net cash inflow from financing activities of $89,721 versus a net cash outflow from financing activities of ($42,969) in the comparable 1995 period. For the six-month period ended April 30, 1996, the Company had a net cash inflow from financing activities of $412,485, as compared to a net cash outflow from financing activities of ($84,684) for the comparable 1995 period. The change was due to the receipt of proceeds from the exercise of warrants and stock options, less deferred offering costs and principal payments on its industrial development bond.

        In May 1996, the Company will have a balloon payment of $250,000 for the addition to its facility which was completed in 1991. The Company currently has a refinancing proposal which has been approved by its Board of Directors. The deadline for the balloon payment has been extended while the bank and the Company negotiate the refinancing. The Company is current on all interest payments. The Company anticipates closing on this new loan within the next 90 days. The Company has no other material commitments for capital or other capital expenditures and is not party to any arrangement that would adversely impact the Company's liquidity.

                               PART II

                          OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

                None.


ITEM 2. CHANGES IN SECURITIES

        As of March 12, 1996, the Company lowered the exercise price for the 300,000 outstanding Redeemable Class B Common Stock Purchase Warrants (the "Warrants") to purchase up to an aggregate of 900,000 shares of Common Stock of the Company from $8.00 per Warrant (for the purchase of three shares of Common Stock) to $6.50 per Warrant (for the purchase of three shares of Common Stock). There were 8,000 Warrants exercised for an aggregate purchase price of $52,000. On March 31, 1996, the balance of the Warrants expired.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        The Company held its annual meeting of stockholders on March 29, 1996. At the meeting, the stockholders:

      (i) elected Andrew L. Simon, Linda G. Straley, Stephen H. Ivens, Steven R. Berger and Michael Milone as directors of the Company by a vote (as to each nominee) of 11,885,021 votes in favor of his or her election, with 35,000 votes withheld, each to serve until the next annual meeting of stockholders;

     (ii) ratified the appointment of Lazar, Levine & Company LLP as the Company's independent auditors by a vote of 11,882,371 votes in favor of the proposal, with 15,400 votes against and 22,250 votes abstaining;

    (iii)  approved the Amended and Restated 1991 Stock Option
           Incentive Plan by a vote of 7,298,503 votes in favor of the proposal, with 234,308 votes against, 104,500 votes abstaining and 4,282,710 broker non-votes; and

    (iv) approved the Directors Stock Option Plan by a vote of 7,316,998 votes in favor of the proposal, with 269,358 votes against, 96,900 votes abstaining and 4,236,765 broker non-votes.


ITEM 5.  OTHER INFORMATION

        On March 1, 1996, the Company entered into an employment agreement with each of Andrew L. Simon, Linda G. Straley and Stephen H. Ivens, pursuant to which the Company agreed to employ Mr. Simon, Ms. Straley and Mr. Ivens, and each of Mr. Simon, Ms. Straley and Mr. Ivens agreed to remain, as the Company's President and Chief Executive Officer, Vice President and Vice President, respectively, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in each such agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

                Exhibit 10.1  --  Amended and Restated 1991 Stock Option
                                  Incentive Plan

                Exhibit 10.2  --  Directors Stock Option Plan

                Exhibit 10.3  --  Employment Agreement with Andrew L. Simon

                Exhibit 10.4  --  Employment Agreement with Linda G. Straley

                Exhibit 10.5  --  Employment Agreement with Stephen H. Ivens

                Exhibit 11    --  Computation of Earnings per Common Share

                Exhibit 27    --  Financial Data Schedule


        (b)  Reports on Form 8-K

             Current Report on Form 8-K, filed March 15, 1996 (reporting the reduction of the exercise price for the Company's outstanding Warrants from $8.00 per Warrant to $6.50 per Warrant).

                   TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                    INDEX TO FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE QUARTER ENDED APRIL 30, 1996



Balance Sheets                                   F-1

Statements of Income                             F-3

Statements of Cash Flows                         F-4

Notes to Financial Statements                    F-5

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.    (F-1)

                           BALANCE SHEETS   (1 of 2)
                            (UNAUDITED)

                                              April 30,         October 31,
                                                1996               1995
                                           --------------     --------------
ASSETS
- - ------

Current assets:
    Cash and temporary investments         $1,094,757         $  617,305
    Marketable securities                   2,230,740          2,114,243
    Accounts receivable                       299,989            351,491
    Inventories                               199,238            152,296
    Prepaid expenses and other current
        assets                                 94,585            214,021
                                          -----------         ----------
        Total current assets                3,919,309          3,449,356

Property, plant and equipment - net of
    accumulated depreciation of
    $1,647,565 and $1,593,208,
    respectively                            1,829,046          1,869,141

Other assets:
    Deferred offering costs                        --            236,624
    Loan receivable                           400,000            400,000
    Test passage bank, net of accumulated
        amortization of $790,340 and
        $673,626, respectively              2,484,942          2,435,488
    Software development costs                 56,023                 --
    Other assets                               21,575             26,123
                                          -----------        -----------
        Total assets                       $8,710,895         $8,416,732
                                          ===========        ===========

See notes to financial statements.


                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.    (F-2)

                           BALANCE SHEETS    (2 of 2)
                            (UNAUDITED)
                                                     April 30,    October 31,
                                                       1996          1995
                                                  -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
    Current portion of obligation under
        industrial revenue bond                   $  315,000     $  315,000
    Accounts payable and accrued expenses            146,130        210,649
    Corporation taxes payable                            463            431
                                                  ----------     ----------
        Total current                                461,593        526,080

Long-term debt:
Obligation under industrial revenue bond,
   less current portion                              533,750        571,250
Deferred income taxes                                561,692        602,162
                                                  ----------     ----------
        Total liabilities                          1,557,035      1,699,492
                                                  ----------     ----------
Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000
   authorized, 1,500 issued and outstanding               --            --
Common stock, $.0001 par value, 20,000,000
   authorized, 7,604,322 and 6,899,400 shares
   issued and outstanding, respectively                  760           690
Additional paid-in capital                         3,876,019     3,609,978
Unrealized holding loss                              (30,429)      (40,824)
Retained earnings                                  3,307,510     3,147,396
                                                  ----------    ----------
        Total stockholders' equity                 7,153,860     6,717,240
                                                  ----------    ----------
        Total liabilities & stockholders' equity  $8,710,895    $8,416,732
                                                  ==========    ==========

See notes to financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.   (F-3)

                           STATEMENTS OF INCOME
                               (UNAUDITED)

                                    Six Months Ended       Three Months Ended
                                        April 30,                April 30,
                                    1996        1995        1996        1995
                                 ----------  ----------  ----------  ----------

Contract income                  $  527,480  $  729,215  $   60,000  $  257,785
Catalog sales                       757,606     540,901     449,470     358,788
                                 ----------  ----------  ---------   ----------
Total net revenue                 1,285,086   1,270,116     509,470     616,573

Cost of goods sold                  363,961     351,986     160,615     161,875
                                 ----------  ----------  ----------  ----------

Gross profit                        921,125     918,130     348,855     454,698
                                 ----------  ----------  ----------  ----------
Operating expenses:
    Selling expenses                319,820     282,796     165,792     166,141
    General and administrative
        expenses                    403,724     366,712     225,254     199,684
    Product development              21,180          --      21,180          --
                                 ----------  ----------  ----------  ----------
Total operating expenses            744,724     649,508     412,226     365,825
                                 ----------  ----------  ----------  ----------

Income (loss) from operations       176,401     268,622    (63,371)      88,873

Other income (expense):
    Interest expense                (31,060)    (33,715)   (13,260)     (17,856)
    Investment income                81,900      83,379     46,104       39,890
                                 ----------  ----------  ----------  ----------

Income (loss) before income taxes   227,241     318,286    (30,527)     110,907

Income taxes (benefit)               67,130      97,990    (24,089)      34,095
                                 ----------  ----------  ----------  ----------

Net income (loss)                $  160,111  $  220,296  $  (6,438)  $   76,812
                                 ==========  ==========  ==========  ==========

Weighted average shares
    outstanding
    Primary                       7,827,429  10,339,150   7,604,322  10,339,150
    Fully diluted                 7,827,429  10,339,150   7,604,322  10,339,150

Earnings per share
    Primary                       $     .02  $      .02   $      --  $      .01
    Fully diluted                 $     .02  $      .02   $      --  $      .01

See notes to financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.   (F-4)

                        STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                            Six Months Ended
                                                                April 30,
                                                            1996        1995
                                                         ----------  ----------
OPERATING ACTIVITIES
Net income                                               $  160,111  $  220,296
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                        190,192     162,383
       Deferred income taxes                                (40,470)    (46,524)
       Financial advisory services                           52,750      52,750
Changes in operating assets and liabilities:
    Accounts receivable                                      51,502    (230,781)
    Inventories                                             (46,942)   (102,131)
    Other current assets                                    119,439     155,804
    Accounts payable                                        (64,487)    (69,505)
                                                         ----------  ----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                    422,095     142,292
                                                         ----------  ----------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                (28,835)   (113,512)
Test passage bank                                          (166,168)   (156,310)
Software development costs                                  (56,023)         --
Purchase of marketable debt securities                     (106,102)    (77,433)
                                                         ----------  ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES                   (357,128)   (347,255)
                                                         ----------  ----------

FINANCING ACTIVITIES
Principal payments on industrial revenue
    bond obligation                                         (37,500)    (37,500)
Proceeds from exercise of options                           542,167          --
Deferred offering costs                                    (144,182)    (47,184)
Proceeds from exercise of warrants                           52,000          --
                                                         ----------  ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                    412,485     (84,684)
                                                         ----------  ----------

NET CHANGE IN CASH AND TEMPORARY
    INVESTMENTS                                             477,452    (289,647)

Cash and temporary investments
    at beginning of period                                  617,305     984,435
                                                         ----------  ----------
CASH AND TEMPORARY INVESTMENTS
    AT END OF PERIOD                                     $1,094,757  $  694,788
                                                         ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                        $   31,557  $   32,832
                                                         ==========  ==========
Income taxes paid                                        $   25,000  $    1,464
                                                         ==========  ==========

See notes to financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.   (F-5)

                      NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
- - ---------------------------------------------------------

In the opinion of management, the accompanying financial statements of Touchstone Applied Science Assoc., Inc. contain all adjustments necessary to present fairly the Company's financial position as of April 30, 1996 and October 31, 1995 and the results of operations for the six and three months ended April 30, 1996 and 1995 and cash flows for the six months ended April 30, 1996 and 1995.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended October 31, 1995.

The results of operations for the six and three months ended April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE B - STOCKHOLDERS' EQUITY
- - -----------------------------

INCENTIVE STOCK OPTIONS

In April 1996, 23,641 incentive stock options were exercised into 70,922 shares of common stock for $1.41 per share. In April 1996, options exercisable into 499,428 shares of common stock for this former President, Chief Executive Officer and Chairman of the Board of Directors were canceled.

In April 1996, 3,333 incentive stock options were exercised into 10,000 shares of common stock for $1.41 per share. In April 1996, options exercisable into 102,000 shares of common stock for this former employee were canceled.

B WARRANTS

In March 1996, 8,000 B warrants were exercised into 24,000 shares of common stock for $6.5 per warrant. The remaining 292,000 warrants expired in March 1996.

NOTE C - SUBSEQUENT EVENT
- - -------------------------

In May 1996, the Company secured an extension on the additional mortgage balloon payment until June 1996.

                               SIGNATURE

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                         By /s/ ANDREW L. SIMON
                            ------------------------------------------------
                            Andrew L. Simon
                            President, Chief Executive Officer and Treasurer (principal financial officer)

Date: June 12, 1996