Form 10QSB
period 1996-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1996-09-05
CIK 726603

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-QSB

(Mark One)

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1996

_____   Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from                  to

Commission file number     0-20303
                       ----------------------------------------------------

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
- ---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Delaware                             13-2846796
- -----------------------------------    ------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)             Identification No.)

           P.O. Box 382, Fields Lane, Brewster, New York  10509
- ---------------------------------------------------------------------------
                (Address of principal executive offices)

                            (914) 277-8100
- ---------------------------------------------------------------------------
            (Issuer's telephone number, including area code)


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

Yes ________           No _________

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 3, 1996:
                                                   ------------------------
7,639,322 shares of Common Stock, par value $.0001 per share.
- -------------------------------------------------------------

      Transitional Small Business Disclosure Format (check one):

Yes _________          No ____X____

                                PART I

                         FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended July 31, 1996 are attached to this Report, commencing at page F-1.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The Company's revenues are derived from: the sale of its Degrees of Reading Power Tests ("DRP") and Degrees of Word Meaning Tests ("DWM"), the sale of ancillary materials, and test scoring and reporting services. Tests are sold pursuant to specific contracts with state and local governments and through catalog sales.

RESULTS OF OPERATIONS

          REVENUES. For the three-month period ended July 31, 1996, the Company's total net revenues increased 6.9% versus the comparable 1995 period ($563,839 in 1996 versus $527,231 in 1995). For the nine-month period ended July 31, 1996, the Company's total net revenues increased 2.9% versus the comparable 1995 period ($1,848,925 in 1996 versus $1,797,347 in 1995). The overall increase in total net revenues for the nine-month period ended
July 31, 1996 represents the net of the significant increase in catalog sales over the decrease in contract income.

          For the three-month period ended July 31, 1996, contract income increased to $48,361 from $26,006 in the comparable 1995 period. For the nine-month period ended July 31, 1996, contract income decreased 23.8% versus the comparable 1995 period ($575,841 in 1996 versus $755,221 in 1995). Contract income now represents 8.6% of third quarter sales versus 4.9% of third quarter sales in 1995. For the nine-month period ended July 31, 1996, contract income represented 31.1% of total sales versus 42.0% in the comparable 1995 period.
The Company had projected this decrease since the second half of fiscal year 1994, when the New York City contract was not renewed for fiscal year 1996.

          For the three-month period ended July 31, 1996, catalog sales for shelf tests and associated products increased 2.8% versus the comparable 1995 period ($515,478 in 1996 versus $501,225 in 1995). For the nine-month period ended July 31, 1996, catalog sales increased 22.2% versus the comparable 1995 period ($1,273,084 in 1996 versus $1,042,126 in 1995). Catalog sales now represent 68.9% of total net revenues for the nine-month period ended July 31, 1996 versus 58.0% of total net revenues in the comparable 1995 period. The Company believes that the decline in the rate of growth of catalog sales in the third quarter of 1996 from its rate of growth during the earlier fiscal quarters of 1996 is a function of timing and seasonality.

          COSTS AND EXPENSES. For the three-month period ended July 31, 1996, cost of goods sold decreased 9.8% versus the comparable 1995 period ($166,524 in 1996 versus $184,531 in 1995). For the nine-month period ended July 31, 1996, cost of goods sold decreased by 1.1% versus the comparable 1995 period ($530,485 in 1996 versus $536,517 in 1995). Costs of goods sold as a percentage of sales for the three-month period ended July 31, 1996 decreased 5.5% versus the comparable 1995 period (29.5% in 1996 versus 35.0% in 1995). Cost of goods sold as a percentage of sales for the nine-month period ended July 31, 1996 decreased 1.2% versus the comparable 1995 period (28.7% in 1996 versus 29.9% in 1995). The change is due to an overall change in product mix between catalog sales and contract income.

          For the three-month period ended July 31, 1996, selling expenses increased 55.4% versus the comparable 1995 period ($178,587 in 1996 versus $114,908 in 1995). For the nine-month period ended July 31, 1996, selling expenses increased 25.3% versus the comparable 1995 period ($498,407 in 1996 versus $397,704 in 1995). This increase is attributable to the Company's increased expenditures in preparation for the fall selling season, which included increased advertising and promotional mailings and the hiring of two new educational consultants to represent the Company in the West and Southwest markets.

          For the three-month period ended July 31, 1996, general and administrative expenses increased 15.4% versus the comparable 1995 period ($232,971 in 1996 versus $201,881 in 1995). For the nine-month period ended July 31, 1996, general and administrative expenses increased 12.0% versus the comparable 1995 period ($636,695 in 1996 versus $568,593 in 1995). This increase in spending results from the Company's decision in prior years to reconfigure its organization and operations in order to enhance opportunities for future growth.

          In the three-month period ended July 31, 1996, the Company spent $28,238 on product development. In the nine-month period ended July 31, 1996, the Company spent $49,418 on product development. There were no comparable expenditures in 1995. The Company is currently working on a new product that is not yet ready for commercial distribution. This expenditure is consistent with one of the Company's core strategies of expanding the Company's revenue opportunities outside the Company's current marketplace.

          For the three-month period ended July 31, 1996, interest expense increased 85.0% versus the comparable 1995 period ($16,048 in 1996 versus $8,674 in 1995). For the nine-month period ended July 31, 1996, interest expense increased 11.1% versus the comparable 1995 period ($47,108 in 1996 versus $42,389 in 1995). This increase was due to the absence of an interest refund comparable to that which was made by the Company's bank in the third quarter of 1995.

          For the three-month period ended July 31, 1996, investment income increased 4.7% versus the comparable 1995 period ($43,978 in 1996 versus $42,012 in 1995). For the nine-month period ended July 31, 1996, interest income was essentially flat versus the comparable 1995 period ($125,878 in 1996 versus $125,391 in 1995).

          Net Income and Earnings per Share. For the three-month period ended July 31, 1996, net after-tax income decreased to a ($673) loss from a $45,604 profit in the comparable 1995 period. For the nine-month period ended
July 31, 1996, net after-tax income decreased 40.0% versus the comparable
1995 period ($159,438 in 1996 versus $265,900 in 1995). This decrease was primarily due to increased operating expenses in 1996, including new marketing initiatives and product development.

          For the three-month period ended July 31, 1996, earnings per share were essentially flat versus the comparable 1995 period ($0.00 in 1996 and 1995). For the nine-month period ended July 31, 1996, earnings per share decreased 33.3% versus the comparable 1995 period ($.02 in 1996 versus $.03 in 1995).

LIQUIDITY AND CAPITAL RESOURCES

          Working capital, which consists principally of cash, cash equivalents, marketable securities and accounts receivable, was $3,435,283 on July 31, 1996 versus $2,923,276 on October 31, 1995. The increase in working capital was primarily due to an increase in paid-in capital from the exercise of warrants and stock options by unaffiliated third parties, as well as to profits from operations.

          For the nine-month period ended July 31, 1996, net cash flows from operating activities were $516,025 (versus $565,027 in the comparable 1995 period). Additionally, for the nine-month period ended July 31, 1996, the Company invested $253,804 to increase the size of its Test Passage Bank (versus $238,809 in the comparable 1995 period), $45,477 in property, plant and equipment (versus $154,288 in the comparable 1995 period) and $94,239 readying its new DRP-->BookLink software product for market (versus no expenditures for such product development in the comparable 1995 period).
In the nine-month period ended July 31, 1996, the Company purchased $108,633 in marketable debt securities (versus $79,964 in the comparable 1995 period).

          For the nine-month period ended July 31, 1996, the Company had a net cash inflow from financing activities of $413,439, as compared to a net cash outflow from financing activities of ($181,009) for the comparable 1995 period. This change was due to the receipt of proceeds from the exercise of warrants and stock options, less deferred offering costs and principal payments on its industrial development bond.

          In May 1996, the Company had a balloon payment of $252,500 on its mortgage loan for the addition to its facility which was completed in 1991. The deadline for the balloon payment has been extended by the bank as the Company evaluates alternative refinancing proposals. The Company is current on all interest payments. The Company currently anticipates closing a refinancing by fiscal year end. The Company has no other material commitments for capital or other capital expenditures and is not party to any arrangement that would adversely impact the Company's liquidity.

                                  PART II

                             OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                Exhibit 11      --    Computation of Earnings per Common Share

                Exhibit 27      --    Financial Data Schedule


          (b)  Reports on Form 8-K

               None.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                   INDEX TO FINANCIAL STATEMENTS (UNAUDITED)
                      FOR THE QUARTER ENDED JULY 31, 1996



     Balance Sheets                                           F-1

     Statements of Income                                     F-3

     Statements of Cash Flows                                 F-4

     Notes to Financial Statements                            F-5

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.   (F-1)

                                BALANCE SHEETS  (1 of 2)
                                  (UNAUDITED)
                                                    July 31,      October 31,
                                                      1996           1995
                                                  -------------  ------------
ASSETS
- ------

Current assets:
    Cash and temporary investments                $1,044,616     $  617,305
    Marketable securities                          2,250,190      2,114,243
    Accounts receivable                              347,899        351,491
    Inventories                                      188,897        152,296
    Prepaid expenses and other current
        assets                                        94,799        214,021
                                                  ----------     ----------
        Total current assets                       3,926,401      3,449,356

Property, plant and equipment - net of
    accumulated depreciation of
    $1,684,486 and $1,593,208,
    respectively                                   1,808,768      1,869,141

Other assets:
    Deferred offering costs                               --        236,624
    Loan receivable                                  400,000        400,000
    Test passage bank, net of accumulated
        amortization of $848,696 and
        $673,626, respectively                     2,514,222      2,435,488
    Software development costs                        94,239             --
    Other assets                                      20,129         26,123
                                                  ----------     ----------
        Total assets                              $8,763,759     $8,416,732
                                                  ==========     ==========

See notes to financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.   (F-2)

                                BALANCE SHEETS  (2 of 2)
                                  (UNAUDITED)
                                                   July 31,       October 31,
                                                     1996            1995
                                                  -------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
    Current portion of obligation under
        industrial revenue bond                   $  315,000     $  315,000
    Accounts payable and accrued expenses            174,261        210,649
    Corporation taxes payable                          1,857            431
                                                  ----------     ----------
        Total current                                491,118        526,080

Long-term debt:
Obligation under industrial revenue bond,
    less current portion                             520,000        571,250
Deferred income taxes                                541,456        602,162
                                                  ----------     ----------
        Total liabilities                          1,552,574      1,699,492
                                                  ----------     ----------

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000
    authorized, 1,500 issued and outstanding              --            --
Common stock, $.0001 par value, 20,000,000
    authorized, 7,604,322 and 6,899,400 shares
    issued and outstanding, respectively                 760           690
Additional paid-in capital                         3,931,448     3,609,978
Stock subscription receivable                        (14,350)           --
Unrealized holding loss                              (13,510)      (40,824)
Retained earnings                                  3,306,837     3,147,396
                                                  ----------     ----------
        Total stockholders' equity                 7,211,185     6,717,240
                                                  ----------     ----------
        Total liabilities & stockholders' equity  $8,763,759     8,416,732
                                                  ==========     ==========

See notes to financial statements.


                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.   (F-3)

                             STATEMENTS OF INCOME
                                  (UNAUDITED)

                                   Nine Months Ended       Three Months Ended
                                        July 31,                July 31,
                                    1996        1995        1996        1995
                                 ----------  ----------  ----------  ----------
Contract income                  $  575,841  $  755,221  $   48,361  $   26,006
Catalog sales                     1,273,084   1,042,126     515,478     501,225
                                 ----------  ----------  ----------  ----------
Total net revenue                 1,848,925   1,797,347     563,839    527,231

Cost of goods sold                  530,485     536,517     166,524    184,531
                                 ----------  ----------  ----------  ----------
Gross profit                      1,318,440   1,260,830     397,315    342,700
                                 ----------  ----------  ----------  ----------

Operating expenses:
    Selling expenses                498,407     397,704     178,587    114,908
    General and administrative
        expenses                    636,695     568,593     232,971    201,881
    Product development              49,418          --      28,238         --
                                 ----------  ----------  ----------  ----------

Total operating expenses          1,184,520     966,297     439,796     316,789
                                 ----------  ----------  ----------  ----------

Income (loss) from operations       133,920     294,533     (42,481)     25,911

Other income (expense):
    Interest expense                (47,108)    (42,389)    (16,048)     (8,674)
    Investment income               125,878     125,391      43,978      42,012
                                 ----------  ----------  ----------  ----------

Income (loss) before income taxes   212,690     377,535     (14,551)     59,249

Income taxes (benefit)               53,252     111,635     (13,878)     13,645
                                 ----------  ----------  ----------  ----------

Net income (loss)                $  159,438  $  265,900  $     (673) $   45,604
                                 ==========  ==========  ==========  ==========

Weighted average shares
    outstanding
    Primary                       7,868,555  10,339,150   7,868,555  10,339,150
    Fully diluted                 7,868,555  10,339,150   7,868,555  10,339,150

Earnings per share
    Primary                       $     .02  $      .03   $     --   $      --
    Fully diluted                 $     .02  $      .03   $     --   $      --


See notes to financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.   (F-4)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                                July 31,
                                                            1996        1995
                                                         ----------  ----------
OPERATING ACTIVITIES
    Net income                                           $  159,438  $  265,900
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                       286,913     255,369
        Deferred income taxes                               (60,706)    (67,010)
        Financial advisory services                          79,125      79,125
    Changes in operating assets and liabilities:
        Accounts receivable                                   3,596       2,623
        Inventories                                         (36,601)   (136,743)
        Other current assets                                119,222     195,317
        Accounts payable                                    (34,962)    (29,554)
                                                         ----------  ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES                    516,025     565,027
                                                         ----------  ----------

INVESTING ACTIVITIES
    Acquisition of property, plant and equipment            (45,477)   (154,288)
    Test passage bank                                      (253,804)   (238,809)
    Software development costs                              (94,239)         --
    Purchase of marketable debt securities                 (108,633)    (79,964)
                                                         ----------  ----------

    NET CASH FLOWS FROM INVESTING ACTIVITIES               (502,153)   (473,061)
                                                         ----------  ----------

FINANCING ACTIVITIES
    Principal payments on industrial revenue
        bond obligation                                     (51,250)    (56,250)
    Deferred offering costs                                (164,478)   (124,759)
    Proceeds from exercise of options                       577,167          --
    Proceeds from exercise of warrants                       52,000          --
                                                         ----------  ----------

    NET CASH FLOWS FROM FINANCING ACTIVITIES                413,439    (181,009)
                                                         ----------  ----------

NET CHANGE IN CASH AND TEMPORARY
    INVESTMENTS                                             427,311     (89,043)

CASH AND TEMPORARY INVESTMENTS
    AT BEGINNING OF PERIOD                                  617,305     984,435
                                                         ----------  ----------

CASH AND TEMPORARY INVESTMENTS
    AT END OF PERIOD                                     $1,044,616  $  895,392
                                                         ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                        $   47,636  $   50,347
                                                         ==========  ==========

    Income taxes paid                                    $   29,000  $   11,368
                                                         ==========  ==========

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.   (F-5)

                        NOTES TO FINANCIAL STATEMENTS





NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------------

In the opinion of management, the accompanying financial statements of Touchstone Applied Science Associates, Inc. contain all adjustments necessary to present fairly the Company's financial position as of July 31, 1996 and October 31, 1995 and the results of operations for the nine and three months ended July 31, 1996 and 1995 and cash flows for the nine months ended July 31, 1996 and 1995.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended October 31, 1995.

The results of operations for the nine and three months ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE B - STOCKHOLDERS' EQUITY
- -----------------------------

Incentive Stock Options
- -----------------------

In May 1996, 10,000 incentive stock options were exercised for the purchase of 30,000 shares of common stock for $1.41 per share. As of July 31, 1996, $14,350 was owed on these shares and has been reflected in stock subscriptions receivable.

On July 10, 1996, the Company granted 170,000 options under the Company's Amended and Restated 1991 Stock Option Incentive Plan. These options may be exercised subsequent to July 10, 1997 at an exercise price of $1.0938 per share.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.   (F-6)

                         NOTES TO FINANCIAL STATEMENTS




NOTE C - DIRECTORS STOCK OPTION PLAN
- ------------------------------------

In 1996, the Company adopted a Directors Stock Option Plan whereby options may be granted to purchase up to an aggregate of 100,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company or otherwise eligible to receive awards under the Amended and Restated 1991 Stock Option Incentive Plan. Pursuant to the plan, eligible directors would receive an option to purchase 5,000 shares of the Company's common stock on the date the director first becomes eligible. The eligible director would subsequently receive an option to purchase 2,500 shares of the Company's common stock on the date of each succeeding annual meeting of the stockholders, unless the director's term ends on that date. Each option granted is exercisable at the fair market value of the stock on the date granted, and may be exercised for a 9 year period commencing one year from the date of the grant.

On March 29, 1996, the Company granted an aggregate of 10,000 options to two non-employee directors. The options are exercisable at $2.1875.

NOTE D - SUBSEQUENT EVENT
- -------------------------

In May 1996, the Company had a $252,500 balloon payment due on its mortgage which financed its 1991 facilities expansion. The Company obtained an extension.

                            SIGNATURE

          In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.




                         By /s/ ANDREW L. SIMON
                            -------------------------------------------

                             Andrew L. Simon
                             President, Chief Executive Officer and Treasurer (principal financial officer)


Date:     September 5, 1996