Form 10KSB
period 1996-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1997-01-21
CIK 726603

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                           FORM 10-KSB
(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 (Fee required) For the fiscal year ended October 31, 1996
     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 (No fee required)
     For the transition period from ________ to ________
     Commission file number   0-20303
                            -----------------

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
-------------------------------------------------------------------------------
               (Name of small business issuer in its charter)

                Delaware                              13-2846796
-----------------------------------------------  ----------------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

P.O. Box 382, Fields Lane, Brewster, NY                  10509
-----------------------------------------------  ----------------------------
      (Address of principal executive offices)         (Zip Code)

                               (914) 277-8100
-----------------------------------------------------------------------------
             (Issuer's telephone number, including area code)

     Securities registered under Section 12(b) of the Exchange Act:  None.
                                                                     -----
        Securities registered under Section 12(g) of the Exchange Act:

                                                  Name of Each Exchange
     Title of Each Class                           on Which Registered
     -------------------                          ----------------------

     Common Stock, $.0001 par value                        NASDAQ
------------------------------------------     --------------------------------


     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes     X       No
    ---------     --------

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

          State issuer's revenues for its most recent fiscal year:
$2,519,908 for the fiscal year ended October 31, 1996.

          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,545,668 as of November 30, 1996. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

                 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS)
          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes      No
                                                                  ----    -----

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 1996, 7,789,322 shares of Common Stock, par value $.0001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

          If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). None.
                     -----

          Transitional Small Business Disclosure Format (check one):
Yes         No   X
    -------   -------

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

        Touchstone Applied Science Associates, Inc. (the "Company") designs, develops, publishes and distributes educational tests, instructional materials and computer software to elementary and secondary schools, colleges and universities. The Company was originally incorporated in the State of New York in 1976. In August 1991, the Company changed its corporate domicile to Delaware by merger into a Delaware corporation created exclusively for that purpose.

        The Company's original corporate purpose when it was founded was to perform research for others under contract. Therefore, some Company-developed products were marketed by the College Board. In July 1988, all rights to the Company-developed Degrees of Reading Power ("DRP") tests were assigned by the College Board to the Company. With the acquisition of rights to DRP tests, the Company changed corporate purposes becoming an educational publisher instead of a contract research firm.

        In addition to Primary, Standard and Advanced DRP tests, the Company also publishes Degrees of Word Meaning ("DWM") tests. The Company's tests assess student progress in the following interrelated components of literacy:

    . the ability to comprehend the surface meaning of increasingly more difficult textual material;

    . the ability to reason with--that is, analyze, evaluate and extend the ideas that are presented in--increasingly more difficult textual material; and

    . the size of students' reading vocabularies by measuring their understanding of the meaning of words appearing in naturally occurring contexts.

        Management believes that Degrees of Reading Power and Degrees of Word Meaning tests are widely recognized as having advanced the state-of-the-art in educational assessment. From descriptions contained in Tests in Print published by Buros Institute of Mental Measurements (which endeavors to cover all tests published in the United States), it is management's belief that DRP tests were the first, and remain the only, commercial standardized tests whose results can be directly interpreted with respect to the textual materials that students can read. Management further believes that DRP tests are the only existing instruments that can measure progress toward one or more standards or requirements that are established by examining how well prose in books or other sources must be comprehended for particular purposes. As a result, DRP tests are especially useful in accountability assessments and in measuring literacy. Management further believes, based upon descriptions in Tests in Print, DWM tests are the first measures of the size of a student's reading vocabulary.

        Certain specially prepared secure forms of the Company's DRP tests are licensed for one-time or limited use by states and other "shelf" forms listed in the Company's catalog are licensed for an indefinite period of time to school districts throughout the United States, Canada and Australia. In accordance with the United States Copyright Office's definition, secure test forms are composed of text and test items that have never before been administered and are typically used in only one test administration before they are destroyed. The Company provides secure tests annually for administration in certain grades by the states of Connecticut, New York, and Virginia. Because the Company's secure tests are mandatory in certain grades and because the tests it sells through its catalog are generally administered by school entities that require students to take them, management believes approximately 4 million DRP tests, for which the Company is the sole source proprietor, are administered each year in states and school districts, and in college and university testing programs.


DEGREES OF READING POWER TESTS

        When traditional, norm-referenced or criterion-referenced tests are required or legislated, they tend to prescribe the nature of instruction in the classroom. Because such tests typically contain specific items that measure discrete skills, teachers often drill students on the skills that are tested. While such drill and practice may raise the test scores on traditional tests, there is little or no evidence that such drill and practice leads to improvement in the desired educational outcome.

        Because traditional reading tests are timed, they are unable to distinguish between slow, competent readers and fast, careless readers. Both types of students can earn identical scores even though their development and instructional needs are markedly different. More important, these tests often penalize those students who tend to become overly anxious when asked to work under tight deadlines. Another limitation is that traditional tests may require students to supply content knowledge about the passages being read and/or they may contain questions that can be answered without reading the passage. These conditions make test bias very difficult to control and the interpretation of test results ambiguous.

        The primary purpose of traditional, standardized tests is to discriminate among students. Items for such tests are selected more on the basis of their difficulty than on what the items actually assess. Student performance on traditional, standardized tests is generally reported on one or more norm-referenced scales--grade equivalents, percentiles and/or standings. While norm-referenced scales may be used to assess the relative performance of a student, norms are not adequate for reporting what students can read or how much growth in reading has occurred over time.

        In developing DRP tests for assessing reading comprehension, the Company's ultimate objective was to design reading comprehension tests that would have a beneficial impact on curriculum and instruction. Since teachers would continue to have incentives to teach to such required tests, the test format had to be designed so that teaching to the test would be synonymous with the teaching of reading comprehension.

        DRP tests also had to meet a number of other desirable objectives. For example, the item format and the cognitive task asked of students had to be consistent across all grades to ensure continuity of measurement. Without such continuity, in terms of what is measured and how it is measured, it is practically impossible to assess student growth in reading comprehension. In addition, the scale upon which the results would be reported had to remain invariant over time. While the benefits of meeting these objectives may appear to be obvious, it is management's belief that no other standardized test currently administered in schools has been able to completely meet them (based upon the previously referenced descriptions in Tests in Print published by Buros Institute of Mental Measurements). The final objective for DRP tests was to develop a score scale that had functional meaning. A score scale in reading that has functional meaning would be one that would describe what students are able to read and how well they are able to do so. The references for this type of score scale could be instructional materials used in the classroom, materials used in the military or in various occupations and professions, or "real world" reading tasks such as driver's license manuals, newspapers, magazines and the like.

          While there would be many advantages to a score scale that permitted a functional interpretation of student performance in reading, a key advantage would be in the setting of expectations or standards in reading--standards set in terms of the actual capability of students to function on "real world" reading tasks with a functionally referenced score scale.

          Currently, three distinct but related kinds of DRP tests are available off the shelf for qualified customers: Primary, Standard and Advanced. The most distinguishable feature of all DRP test forms is the item format used to assess comprehension.

          Primary and Standard DRP Tests. Primary and Standard DRP tests are a holistic measure of how well students understand the meaning of text. As much as is possible in a testing situation, these tests determine how well a student reads under real-life conditions in and out of school. Primary and Standard DRP tests are single-objective tests measuring how well students understand the surface meaning of what they read. As such, they measure the process of reading rather than products of reading such as main idea and author purpose.

          Primary and Standard DRP tests consist of nonfiction paragraphs and/or passages on a variety of topics. Each passage has been written, edited and calibrated by the Company. The individual test passages are stored in the Company's "Test Passage Bank", and each test is created by selecting the appropriate test passages from the Test Passage Bank to satisfy the criteria set for a particular test. Within these paragraphs and passages, words have been deleted and the student is asked to select the correct word for each deletion in text from a set of multiple-choice options.

          Important features of the Primary and Standard DRP tests are:
(1) they are untimed; (2) the paragraphs and passages form a linearly ordered scale (i.e., all paragraphs and passages, from the easiest to the hardest, measure the same construct of reading); (3) the results can be interpreted in terms of what students can read; and (4) the tests are particularly sensitive to the assessment of growth in reading across the grades.

          Advanced DRP Tests. Advanced DRP tests have been developed that extend the definition of comprehension employed in the Primary and Standard DRP tests.

          Advanced DRP test items engage those cognitive processes required to remember, think about, analyze, derive, combine, or evaluate propositions in text. Correct answers to these items are never simple
rewordings or restatements of the text.   Finally, like the Primary and
Standard DRP tests, the passages on the Advanced DRP tests do not require the student to supply topic/content knowledge in order to choose the unambiguously correct answer.

          The items on Advanced DRP tests assess the ability to choose that integration of propositions which is valid within a paragraph, between adjacent paragraphs, and between two or more non-adjacent paragraphs. Stated more simply, Advanced DRP tests assess how well students are able to reason with textual materials. The questions can be considered "higher order" because the correct answer depends upon the student being able to recognize which response option is properly derived from the text.

          As is true of the Primary DRP paragraphs and the Standard DRP passages, there is no evidence that teachers can successfully circumvent the instructional process by teaching to the format of the Advanced DRP passages. While students need to be familiar with the format of any test prior to its administration, there is no evidence that extensive practice on "cloze-type" exercises will improve student scores on DRP tests.


DEGREES OF WORD MEANING TESTS

          Degrees of Word Meaning tests are the first measures of the size of a student's reading vocabulary. Unlike conventional standardized vocabulary tests, which only rank order students by such normative statistics as percentile ranks, DWM tests measure growth toward adult proficiency levels. It is expected that schools will administer both Standard DRP tests and DWM tests using the Company's combined Test Answer Sheet.


SOFTWARE PRODUCTS

          The Company has designed and produced computer software products that are sold as instructional aids for reading development.
Among the products are MicRA--->DRP, which allows the user to determine the difficulty of written text. Additionally, in 1996, the Company introduced DRP--->BOOKLINK and Browzer--->BOOKLINK, which allow teachers to find appropriate books for each student based upon interest categories and reading ability.


TEST SCORING AND RELATED REPORTING SERVICES

          The Company provides scanning, scoring, and reporting services to schools and districts. Company-copyrighted test answer sheets or licensed answer sheets are required for the administration of all of the Company's tests. Answer marks on these sheets are interpreted by scanner-computer systems that use Company-proprietary software. For example, Company-copyrighted conversion tables are used to convert the total number of right answers on a given DRP test form into a DRP score that indicates how well a student can comprehend text of given difficulty (readability). These DRP scores are also interpreted normatively (e.g., in terms of national percentiles) using the Company's proprietary data. Primary, Standard and Advanced DRP and DWM norms indicate a student's percentile rank in relation to students nationally in his or her grade.

          All District, School and Class Level Reports of the Company's test results are copyrighted by the Company, as are various Parent and Individual Reports that may be ordered by school systems. Schools may also order score reports on Company-copyrighted pressure-sensitive labels for inclusion in permanent records.

          State education departments and other educational institutions may purchase a license to score the Company's tests. Third-party firms that provide scanning and scoring services to schools may also be licensed to score the Company's tests. Similarly, the Company licenses MicRA--->DRP and other computer software.


APPLICATIONS OF THE DRP TECHNOLOGY

          DRP tests have been adopted by a wide variety of educational institutions and agencies including state departments of education, colleges and universities, schools and school districts. While the desire to improve the quality of instruction in reading may be the ultimate reason DRP tests are administered in educational settings, other reasons are also important. DRP tests are used in education to determine eligibility for graduation, allocate resources to districts, document school accountability, set and maintain promotion standards, place students into adult basic education and GED (Graduate Equivalency Degree) programs of study and evaluate student progress in adult literacy programs.

          Because the Company's secure tests are mandatory in certain grades and because the tests it sells through its catalog are generally administered by school entities that require students to take them, management believes approximately 4 million DRP tests, for which the Company is the sole source proprietor, are administered each year in states and school districts and in college and university testing programs.

          DRP tests have been adopted as one component of the Connecticut Mastery Testing Program in grades 4, 6 and 8. In New York State, DRP tests are the reading component in the Regents Competency Testing program (RCT). A student must attain a certain score on the RCT to be awarded a high school diploma. In Virginia, DRP tests have been adopted as part of the Literacy Testing Program in grade 6. In each of these instances, DRP tests serve as an indicator of whether valued educational outcomes have been achieved.

          DRP test scores are utilized for placement of students in both four- and two-year institutions. DRP tests are used to screen, identify, place and evaluate the progress made by such students at, for example, such four-year institutions as the University of Cincinnati, Bowling Green University and the University of Northeastern Missouri. Among two-year institutions, the Oregon System of Community Colleges uses DRP test results to place students in ABE (Adult Basic Education) and GED programs of study, while the College of Lake County (Illinois), Tarrant Community College (Texas) and Triton College (Illinois) use DRP tests to monitor student progress and maintain exit standards in reading.

          The use of DRP tests as measures of accountability has been increasing over the last few years--especially as the limitations of norm-referenced score scales become more widely understood. One such limitation of traditional tests is the lack of security associated with repeated administrations of the same two "shelf" forms of the tests. To counter this limitation, new fully secure DRP tests are constructed annually. These fully secure DRP tests are only available on a contract basis and cannot be purchased "off-the-shelf".

          DRP test results are reported on a text difficulty scale. Therefore, student test results can be used to select instructional materials that best meet the needs of the students. In other words, teachers can avoid the student frustration that arises when materials are too difficult and the boredom that comes when materials are too easy.

          In addition to the other features of DRP and DWM tests, the availability of normative data for the tests means they can be used for Federal program evaluations. Finally, DRP and DWM tests are in accord with the professional standards for testing promulgated by the American Psychological Association, the American Educational Research Association and the National Council for Measurement in Education.


COMPETITION

          Success in the industry will be based on scientific and technological superiority, service, product support, the availability of patent protection, access to adequate capital, the ability to successfully develop and market products and processes and the ability to obtain government approvals. Although there is intense competition in the industry and there are both domestic and foreign companies which may be deemed dominant competitors, the Company believes that the features of its products coupled with its ability to provide quality services will permit the Company to compete successfully in its designated marketplace.

          The Company is subject to competition from various sources. It is anticipated that the Company's principal competition comes from established for-profit and non-profit companies in the testing business and testing departments within certain states and school districts, all of which are considerably larger and have greater financial and human resources and marketing capabilities.

          Although there are a number of for-profit firms that develop, publish, market, and distribute educational tests, the market is dominated by three: CTB/McGraw-Hill, Lake Forest, Illinois, and Monterey,
California; the Psychological Corporation, San Antonio, Texas; and The Riverside Publishing Company, Chicago, Illinois. As large, well-established publishers of educational tests and related products and services, these firms are considered strong competitors of the Company.

          There are a number of non-profit organizations that develop, publish and distribute educational tests. For example, the American College Testing Program (ACT), Iowa City, Iowa; American Council on Education (ACE), Washington, DC; and Educational Testing Service (ETS), Princeton, New Jersey. In addition, there are various organizations that sponsor educational tests even though they do not have the technical capability to produce tests. For example, the College Board, New York, New York, sponsors the Scholastic Assessment Test (SAT) which is developed for the College Board by ETS. All of these non-profit organizations have, or have access to, the capability to develop, publish and distribute tests to schools. Currently, ACT, College Board, and ETS publish one or more educational tests for the school market.

          A number of states, and some school districts, have their own test development and publishing capabilities. It is management's belief that the largest developer of educational tests for its own use is the New York State Education Department, which produces a variety of tests, including the New York State Regents examinations. Although the Company's DRP tests are licensed for specific use over fixed periods of time by three states that develop other tests for their own use--Connecticut, New York and Virginia--this does not necessarily mean that the Company's tests will be licensed to other states that develop their own statewide tests. In contracts between the Company and states, as in purchase orders executed with the Company by any educational institution, the Company--which is the sole-source proprietor of DRP tests--retains copyright ownership of all tests, items and other materials. This ownership is acknowledged on the inside cover of the test booklets or in some other prominent place in cases where DRP tests are part of a testing program that carries a state name.

          There are a number of for-profit and non-profit firms that provide test design, production and consulting services to states under contract. For example, Advanced Systems in Measurement and Evaluation, Inc., Dover, New Hampshire; IOX Assessment Associates, Los Angeles, California; National Evaluation Systems (NES), Amherst, Massachusetts; and National Computer Systems (NCS), Iowa City, Iowa; are among the for-profit firms that supply test development, printing, distribution, and scoring services to individual states under contract. Among the non-profit organizations, ACT and ETS have conducted such contract work for states and ETS is the current contractor for the National Assessment of Educational Progress. By enabling states to have tests developed and administered to their own specifications, these for-profit and non-profit firms compete indirectly with the Company. In terms of size alone, these firms have greater marketing capability and resources than does the Company.


MARKETING

          The Company markets its products and services as follows:

            (a) Sales of secure tests to large scale users such as state education departments are conducted directly by the Company's staff. This includes making presentations and negotiating contracts and license agreements.

            (b) Sales of the Company's products and services as described in the Company's catalog are made primarily through direct mail campaigns to elementary school, secondary school and college markets. The Company also advertises its products in trade journals.

            (c) In addition, the Company's staff and its independent consultants provide presentations and in-service workshops supporting the Company's products.


PRICING AND OTHER CUSTOMER TERMS

          The Company sells its products on a contract or purchase order basis in accordance with a published price list. Depending upon the contract or the purchase order, the Company sells its product on a net 30-day or C.O.D. basis. The Company does not offer extended credit terms to its customers. Historically, bad debts have not been material.


EMPLOYEES

          As of October 31, 1996, the Company employed twenty-two full-time employees and six part-time employees or consultants, of whom nine are engaged in research and/or test development, eight are in operations, three are in executive capacities and eight are in marketing.


GOVERNMENT REGULATIONS

          The degree of government regulations to be imposed upon the Company and the field in which the Company engages is uncertain at this time.

          Under Chapter 1 of the Elementary and Secondary Education Act
(ESEA), schools that serve large numbers of children from low income families receive financial assistance from the Federal government to expand and improve their educational programs to meet the special educational needs of educationally deprived students. Chapter 1 regulations promulgated by the Office of Education include a requirement that schools receiving Chapter 1 funds must evaluate student growth or progress in reading and mathematics annually. It is management's belief that State Education Authorities (SEAs) find DRP test results to be in accord with the regulations for Chapter 1 published on May 19, 1989 in the Federal Register, as DRP tests are used by schools to evaluate Federally-supported Chapter 1 programs.

          If post-secondary institutions enroll students who have not graduated from high school, or obtained their GED certificate, the United States Department of Education requires the students to pass an approved "ability-to-benefit" test before the institution can grant Federal financial assistance to the students. All forms of DRP tests were approved in June 1991 for "ability-to-benefit" determinations. According to new regulations issued by the Department of Education, only test batteries that generate both verbal and quantitative scores will be approved. The Company does not currently have any tests that measure quantitative abilities. Therefore, as of October 25, 1996, DRP tests may not be used by post-secondary institutions for "ability-to-benefit" determinations.

          Management knows of no other applicable government regulations or of any other instance in which DRP tests failed to meet government regulations. The Company's management believes it may be necessary to obtain other government approvals for its products including the DWM tests. If necessary, a portion of the revenues of the Company may be directed toward obtaining such approvals, and any such expenditures will occur without the assurance that approvals will be achieved. Additionally, the extent of potentially adverse government regulations which might arise from future legislative or administrative action cannot be predicted.


PATENTS, COPYRIGHTS, TRADEMARKS AND TRADE SECRETS

        The United States Patent Office issued a patent (No. 4,943,239) to Bertram L. Koslin, the Company's former President, on July 24, 1990, for the Test Answer and Score Sheet Device. Pursuant to an agreement between the Company and Mr. Koslin, all rights, title and interest to the Test Answer and Score Sheet were assigned to the Company. There is no assurance that the patent assigned to the Company is enforceable and there is no assurance that the Company will derive any competitive advantage therefrom. While the patent is deemed important to the Company, it is not considered essential to the success of the Company's business. The issuance of the patent for the Test Answer and Score Sheet Device may be insufficient to prevent competitors from essentially duplicating the product by designing around the patented aspects. In addition, there is no assurance the Company's product will not infringe on patents owned by others, licenses which may not be available to the Company or that competitors will not develop functionally similar products outside the protection of the patent. Moreover, there is no assurance that the validity of the patent issued for the Test Answer and Score Sheet Device or any other Company product in the future will be sustained if judicially tested.

          As of October 31, 1996, the United States Copyright Office has issued 66 copyrights to the Company for shelf-secure test booklets, annually secure test booklets, reports and manuals. The Company regularly asserts copyrights to all of its test and instructional materials.

          The following are registered trademarks of the Company:

          TASA, the TASA logo, Degrees of Literacy Power, DLP, Degrees of Reading Power, DRP, Degrees of Word Meaning, DWM, Traveling Classroom Library, TCL, MicRA--->DRP, Browzer, the Browzer dog logo, Booklore, and DRP--->BOOKLINK (pending) and Browzer--->BOOKLINK (pending).

          Trade secrets are maintained by licenses for software and certain proprietary data. In addition, all employees execute nondisclosure agreements as a condition of employment.

ITEM 2.     DESCRIPTION OF PROPERTY

          The Company presently owns a 3-acre parcel of office-park zoned land, on which the Company occupies a two-story steel and concrete office building which totals approximately 30,000 square feet and which houses the Company's administrative and executive offices, warehouse, computer facility, research and development department and marketing division. The property is subject to industrial development bond financing, with an outstanding balance of $571,250 at October 31, 1996, which matures in 2001. The property is also subject to a mortgage with The Bank of New York, N.A. (formerly, Barclays Bank of New York, N.A.) as mortgagee, which also matures in 2001. Such mortgage had an outstanding balance of $252,500 at October 31, 1996. See "Management's Discussion and Analysis or Plan of Operation".


ITEM 3.     LEGAL PROCEEDINGS

            None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


                             PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

          The Company's Common Stock is traded in the NASDAQ small-capitalization over-the-counter market under the symbol TASA. As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low closing prices for each fiscal quarter in the two fiscal years ended October 31, 1995 and October 31, 1996 were as follows:


                          Common Stock Closing Prices


                Fiscal Quarter:      High         Low
                ---------------------------------------
                  1st Qtr 95         3.00         1.50
                  2nd Qtr 95         3.25         1.38
                  3rd Qtr 95         3.00         1.75
                  4th Qtr 95         2.56         1.38
                  ------------------------------------
                  1st Qtr 96         3.125        2.00
                  2nd Qtr 96         2.56         1.67
                  3rd Qtr 96         1.97         0.94
                  4th Qtr 96         1.44         0.50
                  ------------------------------------

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         As of November 30, 1996, there were 45 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, which shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds 600 in number. The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         In the 1996 fiscal year, all Company revenues were derived from the sale of test products and services. Total revenues increased 8.9% versus fiscal 1995 and 24.3% versus fiscal 1994 ($2,519,908 in 1996, $2,314,594 in 1995 and $2,027,521 in 1994). The overall increase in revenues for this three-year period represents the net of a significant increase in catalog sales over a decrease in contract sales.

         For the same period, contract income decreased 8.5% versus fiscal 1995 and 6.7% versus fiscal 1994 ($875,608 in 1996, $956,803 in 1995 and $938,449 in 1994). Contract income now represents 34.7% of sales versus 41.3% in fiscal 1995 and 46.3% in fiscal 1994. Management believes that this decline in contract income as a percentage of total revenues is a positive development as it makes the Company much less dependent on any single customer.

         Catalog sales for shelf tests and associated products increased dramatically during fiscal 1996. In fiscal 1996, catalog sales increased 21.1% versus fiscal 1995 and 51.0% versus fiscal 1994 ($1,644,300 in 1996,
$1,357,791 in 1995 and $1,089,072 in 1994).  Since 1995, the Company has
invested heavily in marketing and sales initiatives. Management believes that the Company should continue to grow in this category since the Company's rate of spending to support future growth should be undiminished over the intermediate term.

         COSTS AND EXPENSES.  Cost of goods for fiscal 1996 decreased
25.5% versus fiscal 1995 and increased 32.0% versus fiscal 1994 ($711,564 in 1996, $954,907 in 1995 and $538,982 in 1994). The costs decreased in fiscal 1996, both as a total dollar value and as a percentage of sales because, in fiscal 1995, the Company wrote off significant obsolete inventory. Cost of goods in fiscal 1996 approached the same percentage of total revenues as in fiscal 1994, however total costs are 32% higher due to the 51% increase in the volume of catalog sales.

         General and administrative expenses increased 26.4% versus fiscal 1995 and 24.6% versus fiscal 1994 ($936,462 in 1996, $740,861 in
1995 and $751,363 in 1994). These increases are due to management's decision to re-focus the Company in late 1994 as well as the need to add additional manpower to support increased revenue and product development activities.

         Selling expenses increased by 18.4% over fiscal 1995 and 77.9% over fiscal 1994 ($703,214 in 1996, $593,959 in 1995 and $395,382 in 1994).
These increases represent management's decision to support the Company's activities with significant advertising and direct mail efforts. Further, over the past eighteen months, the Company added four independent consultants to its sales organization as well as a representative firm. Based upon these activities, the Company has essentially doubled its acquisition of new customers each year. In 1994, prior to commencement of the marketing initiatives, the Company added 149 new customers; in 1995, with the start of marketing initiatives, the Company acquired 273 new customers; and as the Company increased such initiatives in 1996, the Company acquired an additional 319 new customers.

         In fiscal 1996, the Company spent $60,238 on product development activities. There were no comparable expenditures in fiscal years 1995 or 1994. The Company has expended funds designing and researching new products because it believes it is necessary to create new products to add to the Company's existing line of products and services.

         INVESTMENT INCOME AND INTEREST EXPENSE. Investment income from money market accounts and intermediate bonds was essentially the same in fiscal years 1996, 1995 and 1994 ($166,981 in 1996, $163,714 in 1995 and
$158,644 in 1994). This income was a direct result of the completion of the Company's public offering in 1992 and the investment of the proceeds that have not been required for the Company's working capital. Interest expenses increased 8.9% versus fiscal 1995 and 4.1% versus fiscal 1994 ($64,154 in 1996, $58,939 in 1995 and $61,642 in 1994).

         NET INCOME AND EARNINGS PER SHARE. Net after-tax income increased 23.8% in 1996 versus fiscal 1995 ($192,048 in 1996 versus $155,146 in 1995). From 1994 to 1996, net income increased from a loss of $(658,696) to income of $192,048 or a change of $850,744. The increase over the past two years is due to increased revenues as well as a stabilization of the Company's expense base.

         Earnings per share were $.03 in fiscal 1996 and $.02 in fiscal 1995 and a loss per share of $(.10) in fiscal 1994.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists principally of cash, cash equivalents, marketable securities and accounts receivable, was $4,116,202 on October 31, 1996 versus $2,923,276 on October 31, 1995. The increase in working capital was primarily due to an increase in paid-in capital from the exercise of options and warrants by unaffiliated third parties as well as profits from operations and the refinancing of existing indebtedness.

         Net cash flow from operations for the fiscal year ended October 31, 1996 totaled $428,388. This compares with the net cash flow from operations of $483,206 and $749,547 for the fiscal years ended October 31, 1995 and 1994, respectively. The change from fiscal 1994 was due to the Company's abandonment of certain hardware and software projects in that year and the increased expenditures in the Company's marketing initiatives in fiscal years 1995 and 1996.

         For the fiscal years 1996, 1995 and 1994, the Company experienced a net cash outflow in investment activities ($518,193 in 1996, $575,721 in 1995 and $1,400,360 in 1994). This outflow was due primarily to the development of the Test Passage Bank, software development and the purchase of marketable securities.

         For fiscal 1996, the Company had a net cash inflow from financing activities of $522,319. This inflow was created by the receipt of $736,162 from the exercise of options and warrants, less deferred offering costs of $151,343 and the retirement of principal payments from mortgage obligations. In fiscal years 1995 and 1994, the Company had a net cash outflow from financing activities of $274,615 and $29,960 respectively. The primary reason for the utilization of funds in fiscal 1995 was for principal payments on mortgage obligations and the outlay of deferred offering costs. In fiscal 1994, the cash was used primarily for bond payments.

         In May 1996, the Company had a balloon payment of $252,500 due for the addition of its facility, which was completed in 1991. The Company refinanced this balloon payment and has a new mortgage in place, which terminates in 2001. The Company has no other material commitments for capital or other expenditures and is not party to any arrangement that would adversely impact the Company's liquidity. The Company is not currently aware of any trends that would affect its liquidity.


SELECTED FINANCIAL DATA

         The following tables summarize certain financial data for the Company for the fiscal years ended October 31, 1996, 1995, and 1994, respectively.


                                             Year Ended October 31,
                                  ------------------------------------------
                                       1996         1995          1994
INCOME STATEMENT DATA:

Operating revenues                  $2,519,908    $2,314,594    $2,027,521
Net sales                            2,519,908     2,314,594     2,027,521
Gross profit                         1,808,344     1,359,687     1,488,539
Income (loss) from operations          108,430        24,867    (1,328,455)
Income (loss) before income taxes      211,257       129,642    (1,311,533)
Net income (loss)                      192,048       155,146      (658,696)
Earnings (loss) per share                  .03           .02          (.10)

BALANCE SHEETS:

Current assets                      $4,458,538    $3,449,356    $3,681,972
Total assets                         8,975,542     8,416,732     8,300,187
Long-term obligations                  728,250       571,250       886,250
Total liabilities                    1,591,807     1,699,492     1,908,255
Working capital                      4,116,202     2,923,276     3,439,128
Stockholders' equity                 7,383,735     6,717,240     6,391,932

ITEM 7.        FINANCIAL STATEMENTS

         Financial information required by this item appears in the pages marked F-1 through F-25 at the end of this Report and are incorporated herein by reference as if fully set forth herein.

                  INDEX TO FINANCIAL STATEMENTS

                                                                Page

         Independent Auditors' Report                           F-2

         Independent Auditors' Report--Predecessor Auditor      F-3

         Financial Statements:

              Balance Sheets                                     F-4

              Statements of Operations                           F-6

              Statement of Changes in Stockholders' Equity       F-7

              Statements of Cash Flows                           F-8

         Notes to Financial Statements                           F-10


ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


          As of October 31, 1996, the directors and executive officers of the Company, were as follows:

     Name           Age          Position
     ----           ---          --------
Andrew L. Simon      54          Chairman of the Board of Directors;
                                 President; Chief Executive Officer;
                                 and Treasurer

Linda G. Straley     40          Director; Vice President,
                                 Operations; and Secretary

Stephen H. Ivens     55          Director; Vice President, Research
                                 & Development

Steven R. Berger     41          Director

Michael Milone       51          Director

         Each director shall hold office until the next annual meeting of the Company's stockholders and until a successor is selected and qualified.

         ANDREW L. SIMON was elected as Director and as President and Treasurer of the Company on March 31, 1995. He served as Interim President from June 1994 through March 31, 1995. He was a founder of the Company and previously served as a Director from 1976 to 1991 and has acted as a financial consultant to the Company since its inception in 1976. From 1983 to 1986, he was a Vice President/Marketing Division Head in the Private Clients Group at Bankers Trust Company. He was a Vice President at Citibank, NA, where he held a number of senior marketing and sales positions, from 1980 to 1983. Prior to 1980, Mr. Simon served as Marketing Director for several consumer package goods companies including Norcliff-Thayer and Lederle Laboratories. He holds an M.B.A. from Columbia University and a B.A. from Washington University. Mr. Simon is a trustee of the Harvey School and previously served as a director of the City of Poughkeepsie Partnership.

         LINDA G. STRALEY is a Director of the Company and has been Vice President of Operations since June 1994. From June 1994 through March 31, 1995, she was Chairman of the Board of Directors. She has been Secretary since August 1992 and, since 1984, she has served as director of DRP Services for the Company. Ms. Straley received a B.A. in Education from Bethany College and an M.S. in Psychology and Statistics from the State University of New York.

         STEPHEN H. IVENS was elected as a Director of the Company on March 31, 1995, and has been Vice President, Research and Development since June 1994, and was Executive Director of DRP Services of the Company since August 1989. Mr. Ivens received a B.S. in Mathematics and M.S. in Guidance from Illinois State University and a Ph.D. in Educational Research from Florida State University. From 1970 to 1989 he was an Executive Director at the College Entrance Examination Board.

         STEVEN R. BERGER was elected as a Director of the Company on March 29, 1996 and he also serves on the Company's Compensation Committee. Mr. Berger has been a partner in the law firm of Christy & Viener in New York City since January 1989. Mr. Berger received an A.B. and a J.D. from
Harvard University.   Christy & Viener has acted as special securities
counsel to the Company since January 1995.

         MICHAEL MILONE was elected as a Director of the Company on March 29, 1996 and he also serves on the Company's Compensation Committee. Dr. Milone has been an educational writer and independent consultant to publishers and school districts since 1984. Dr. Milone received an M.A. from Gallaudet University and a Ph.D. from The Ohio State University, where he has served as an adjunct assistant professor in the Department of Educational Services and Research.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table shows compensation for services rendered to the Company during fiscal years 1996, 1995 and 1994 by the Chief Executive Officer, the Vice President, Research & Development and the Vice President, Operations. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during fiscal years 1996, 1995 and 1994. Therefore, pursuant to Item 402 of Regulation S-B, only compensation for each of the Chief Executive Officer, the Vice President, Research & Development, and Vice President, Operations is shown in the Summary Compensation Table below.


                   SUMMARY COMPENSATION TABLE

                             Annual Compensation          Long-Term Compensation
                            ------------------------- -----------------------------------
                                                               Awards            Payouts
                                                       -----------------------  ---------
                                                                   Securities                All
                                              Other                 Under-                  Other
                                              Annual   Restricted    lying                  Com-
                                              Compen-    Stock      Options/      LTIP      pensa-
Name and                               Bonus  sation    Award(s)     SARs(a)     Payouts     tion
Principal Position    Year  Salary($)   ($)     ($)        ($)         (#)         ($)       ($)

Andrew L. Simon,      1996  $109,568     0    $25,457      0       82,500          0        __b
President, Chief      1995    99,112   $2,500  24,021      0         0             0        __b
Executive Officer*    1994    64,680(c)  0     12,439      0       59,000          0        __b
and Treasurer

Stephen H. Ivens,     1996  $107,068     0    $26,913      0       52,500          0        __b
Vice President,       1995   102,498   $2,500  25,561      0         0             0        __b
Research &            1994    95,760     0     24,175      0       59,000          0        __b
Development

Linda G. Straley,     1996   $88,125     0    $18,701      0       52,500          0        __b
Vice President,       1995    72,500   $2,500  16,732      0         0             0        __b
Operations, and       1994    64,705     0     15,187      0       59,000          0        __b
Secretary

(a)     To date, the Company has issued no SARs
(b) Has an assigned Company car with an approximate value of $8,250 for Mr. Simon, $7,250 for Mr. Ivens and $7,250 for Ms. Straley
(c) Includes consulting fees from November 1, 1993 through June 30, 1994 and salary as Interim President from July 1, 1994 through October 31, 1994
*       Commencing June 1994



EMPLOYMENT CONTRACTS

         On March 1, 1996, the Company entered into an employment agreement with each of Andrew L. Simon, Linda G. Straley and Stephen H. Ivens, pursuant to which the Company agreed to employ Mr. Simon, Ms. Straley and Mr. Ivens, and each of Mr. Simon, Ms. Straley and Mr. Ivens agreed to remain, as the Company's President and Chief Executive Officer, Vice President, Research and Development, and Vice President, Operations, respectively, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in each such agreement.

         In the employment agreements with each of the executive officers of the Company, the Company has agreed to provide for certain benefits and protections for such executive officers in connection with a change of control of the Company. Such agreements provide that upon the occurrence of a change of control, such executive's employment agreement would continue until the earlier of three years from the date of such change of control or the date all of the Company's obligations under the employment agreement are satisfied. In addition, in the event of a change of control, each executive officer would be awarded for each fiscal year during the employment term, an annual bonus in cash at least equal to the average annual bonus payable to such executive in respect of two of the last three fiscal years immediately preceding the date of the change of control in which bonuses paid were higher. For purposes of these employment agreements, a "change of control" will be deemed to have occurred if: (a) any person, entity or "group", within the meaning of
Section 13(d)(3) or 14(d)(2) of the Exchange Act acquires beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange
Act) of 20% or more of either the then outstanding shares of the Company's common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors;
(b) individuals who, as of the date of the employment agreement, constituted the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person who first becomes a director subsequent to the date of such employment agreement whose recommendation, election or nomination for election by the Corporation's stockholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election by an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Company as described in Rule 14a-11 of Regulation 14 promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent Board; (c) the stockholders of the Company approve a reorganization, share exchange, merger or consolidation with respect to which, in any such case the persons who were the stockholders of the Company immediately prior to such reorganization, share exchange, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote in the election of directors of the reorganized, merged or consolidated company; or (d) a liquidation or dissolution of the Company occurs or a sale of all or substantially all of the assets of the Company is made. Each employment agreement also contains a non-competition clause for two years following termination of the executive's employment.

        Generally, each employee of the Company has agreed to the assignment to the Company of the employee's rights to any inventions relating to the Company's business or interest which were conceived both prior to and during the period of employment and, except under certain specified conditions, the Company's employees are prohibited from competing for one year with the Company in areas in which he or she was employed.


STOCK OPTION PLAN

        The Board of Directors of the Company adopted the 1991
Incentive Stock Option Plan (the "Option Plan") on August 25, 1991 in order to attract and retain qualified personnel, which Option Plan was approved by the stockholders on August 25, 1991. The Board of Directors adopted the Amended and Restated 1991 Stock Option Incentive Plan (the "Amended Option Plan") in February 1996, which Amended Option Plan amended and restated the Option Plan and was approved by the stockholders of the Company on March 29, 1996. Under the Amended Option Plan, options to purchase up to 2,500,000 shares of Common Stock may be granted to employees, officers, directors and consultants of the Company. The Amended Option Plan is administered by the Compensation Committee of the Board of Directors (the "Committee").

         Subject to the terms of the Amended Option Plan, the Committee is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. The exercise price of stock options granted under the Amended Option Plan may not be less than the fair market value of the Company's Common Stock on the date of the grant. In general, options become exercisable after the first anniversary of the date of grant. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. Options held by a terminated employee expire three months after termination except in the event of death, disability or termination for cause. No one participant may receive, in any one fiscal year, awards under the Amended Option Plan which would entitle the Participant to receive more than 200,000 shares.
On October 31, 1994, the Company granted 460,000 options under the Option Plan; on October 1, 1995, the Company granted 72,500 options under the Option Plan; on July 10, 1996, the Company granted 170,000 options under the Amended Option Plan; on September 30, 1996, the Company granted 40,500 options under the Amended Option Plan; and on October 31, 1996, the Company granted 22,500 options under the Amended Option Plan. In 1994, 470,250 options were forfeited; in 1995, 18,900 options were forfeited; and, in 1996, 637,678 options were canceled or forfeited. As of November 1, 1996, there were 1,052,750 options in the aggregate outstanding under the Option Plan.


              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                       (INDIVIDUAL GRANTS)
                  Number of       Percent of Total
                  Securities       Options/SARs
                  Underlying        Granted to        Exercise or
                 Options/SARs(a) Employees in Fiscal   Base Price  Expiration
   Name           Granted (#)         Year(c)            ($/sh)       Date
Andrew L.         75,000 (b)        32.19%             $1.0938     July 9, 2006
Simon,             7,500 (d)         3.22%             $0.75       October 30, 2006
President,
Chief Executive
Officer and
Treasurer

Stephen H.        45,000 (b)        19.31%             $1.0938     July 9, 2006
Ivens, Vice        7,500 (d)         3.22%             $0.75       October 30, 2006
President,
Research &
Development

Linda G. Straley, 45,000 (b)        19.31%             $1.0938     July 9, 2006
Vice President,    7,500 (d)         3.22%             $0.75       October 30, 2006
Operations, and
Secretary

(a)         To date, the Company has issued no SARs.
(b)         These options become exercisable on July 10, 1997.
(c)         Includes all options granted under the Amended Option Plan.
(d)         These options become exercisable on October 31, 1997.


         None of the named officers received any option grants in the fiscal year ended October 31, 1995.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES

                                            Number of
                                            Securities       Value of
                                            Underlying       Unexercised
                                            Unexercised      In-the-Money
                                            Options/SARs(a)  Options/SARs(a)
                                            at FY-End (#)    at FY-End ($)
                                            --------------------------------
                   Shares        Value
                   Acquired on   Realized   Exercisable/     Exercisable/
Name               Exercise (#)    ($)      Unexercisable    Unexercisable
------------------ ------------  ---------  ---------------  -------------------

Andrew L. Simon,       0            0        239,000/82,500  $390,585/$25,785(b)
President, Chief
Executive Officer
and Treasurer

Stephen H. Ivens,      0            0        102,500/52,500  $167,610/$15,471(b)
Vice President,
Research &
Development

Linda G. Straley,      0            0        102,700/52,500  $181,417/$15,471(b)
Vice President,
Operations, and
Secretary

(a) To date, the Company has issued no SARs.
(b) Calculated based on the closing bid price of the Company's
    Common Stock on NASDAQ on October 31, 1996, or $.75.

DIRECTORS STOCK OPTION PLAN

        The Board of Directors of the Company adopted the Directors
Stock Option Plan (the "Directors Plan") in February 1996 in order to aid the Company in attracting, retaining and motivating independent directors, which Directors Plan was approved by the stockholders of the Company on March 29, 1996. Under the Directors Plan, non-qualified stock options to purchase up to 100,000 shares of Common Stock may be granted to non-employee directors of the Company, which options are granted automatically at the times and in the manner stated in the Directors Plan.

        Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he (she) first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he (she) is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant. The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years. On March 29, 1996, the Company granted 10,000 options.

        Directors receive no compensation for services in such capacity.

OTHER PLANS

        PROFIT SHARING PLAN. The Company has a qualified 401(k) Profit Sharing Plan. The Plan allows employees to contribute up to 15 percent of income through Company contributions and a salary reduction mechanism. Company contributions to the Plan are optional and accrue at the discretion of the Board of Directors. For the fiscal years ended October 31, 1996, 1995 and 1994, the Company made a contribution to profit sharing equal to five percent (5%) of each eligible employee's compensation, thereby limiting each eligible employee to contribute up to ten percent (10%) of compensation.

        Net assets for the Profit Sharing Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, are $1,144,585 at October 31, 1996.

        MONEY PURCHASE PENSION PLAN. In October 1991, the Company adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, the Company makes an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation.

        Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, are $424,231 at October 31, 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports, all of the Company's directors and officers timely filed all reports required with respect to fiscal 1996, except that Andrew L. Simon, President, filed a Form 4 reporting his December 1995 sale of 10,000 shares of Common Stock on the open market one month late.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock, as of November 30, 1996, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

        As of November 30, 1996, there were 7,789,322 shares of Common
Stock outstanding, and 1,500 shares of Series A Preferred Stock outstanding. Each share of Common Stock is entitled to one vote per share and each share of Series A Preferred Stock is entitled to 3,000 votes per share. Consequently, there are an aggregate of 12,289,322 eligible votes for the Company's outstanding capital stock.

        All of the shares of Common Stock and Preferred Stock owned by the officers and directors of the Company, other than shares deemed to be owned beneficially by such officers and directors because they may be acquired through the exercise of currently exercisable stock options, are held in a voting trust (the "Voting Trust"), pursuant to a Voting Trust Agreement, dated as of August 19, 1992, as amended. Until his death, Bertram L. Koslin had been sole Voting Trustee. Julius Ostreicher, the attorney for the Estate of Bertram L. Koslin, Andrew L. Simon, the Chairman of the Board of Directors and the President of the Company, and Eileen West, a former director of the Company, have been appointed as successor Voting Trustees. For purposes of the table set forth below, each of the officers and directors are listed as beneficially owning the shares of Common Stock and Preferred Stock listed opposite his or her name, even though the Voting Trust has the sole rights to vote such shares. Because the Voting Trust has the sole and exclusive power to exercise all voting rights with respect to the shares of Common Stock and Preferred Stock deposited in the Voting Trust, the Voting Trust has sole voting and dispositive power with respect to 1,485,912 shares of Common Stock (and, therefore, 1,485,912 votes) and with respect to 1,500 shares of Preferred Stock (and, therefore, 4,500,000 votes). Accordingly, the Voting Trust has the power to exercise 5,985,912 votes, or 48.7% of all eligible votes.

                       Shares of    Percent of   Shares of    Percent of
                       Common       Common       Preferred    Preferred    Percent of
Name and Address of    Stock        Stock        Stock        Stock        all Out-
Beneficial Owners and  Beneficially Beneficially Beneficially Beneficially standing
Directors and Officers Owned        Owned        Owned        Owned        Votes
---------------------- ------------ ------------ ------------ ------------ --------

5% Beneficial Owners:
---------------------
Voting Trust, u/a      1,485,912    19.1%        1,500        100.0%       48.7%
dated August 19, 1992,
as amended, Julius
Ostreicher, Andrew L.
Simon and Eileen West,
Voting Trustees c/o
Touchstone Applied
Science Associates,
Inc. Fields Lane,
Brewster, NY 10509

Estate of Bertram L.     464,170     6.0%          948.68      63.2%       26.9%
Koslin
1640 Hunterbrook Road
Yorktown Heights, NY
10598

Eileen West               44,357(a)  0.6%           10.74       0.72%       0.6%
56 Harrison Street
New Rochelle, NY 10801

Officers and Directors:
-----------------------

Andrew L. Simon          567,452(b)  7.1%          179.0       11.9%        8.8%
1905 Hunterbrook Road
Yorktown Heights, NY
10598

Stephen H. Ivens         264,476(c)  3.4%           89.5        6.0%        4.3%
272 River Drive
River Vale, NJ 07675

Linda G. Straley         285,477(d)  3.6%           89.5        6.0%        4.5%
2 Circle Drive East
Ridgefield, CT 06877

Steven R. Berger               0(e)  0.0%            0          0.0%        0.0%
3 Castle View Court
Rye Brook, NY  10573

Michael Milone            14,000(f)  0.2%            0          0.0%        0.1%
64 Calle del Norte
Placitas, NM  87043

Officers and Directors 1,930,112(g) 24.8%        1,500        100.0%       50.5%
as a Group (5 persons)


    (a) Includes 21,500 shares which Ms. West has the right to acquire upon the exercise of currently exercisable stock options; excludes the shares of Common Stock and Preferred Stock held in the Voting Trust for the benefit of all members thereof, which Voting Trust is listed separately as a 5% stockholder in this Table. Ms. West is one of three Voting Trustees of the Voting Trust.

    (b) Includes 239,000 shares which Mr. Simon has the right to acquire upon the exercise of currently exercisable stock options, which options are not included in the Voting Trust; excludes (i)
           82,500 shares which are the subject of options granted to Mr. Simon which are not currently exercisable and (ii) the shares of Common Stock and Preferred Stock held in the Voting Trust for the benefit of all of the members thereof, which Voting Trust is listed separately as a 5% stockholder in this table. Mr. Simon is one of three Voting Trustees of the Voting Trust.

    (c) Includes 102,500 shares which Mr. Ivens has the right to acquire upon the exercise of currently exercisable stock options. Excludes 52,500 shares which are the subject of options granged to Mr. Ivens which are not currently exercisable.

    (d) Includes 102,700 shares which Ms. Straley has the right to acquire upon the exercise of currently exercisable stock options. Excludes 52,500 shares which are the subject of options granted to Ms. Straley which are not currently exercisable.

    (e) Excludes 5,000 shares which are the subject of options granted to Mr. Berger which are not currently exercisable.

    (f) Includes 14,000 shares which are held in a Custodial SEP, of which Dr. Milone is the beneficiary. Excludes 5,000 shares which are the subject of options granted to Dr. Milone which are not currently exercisable.

    (g) Includes shares held in the Voting Trust for the benefit of the Estate of Bertram L. Koslin. Andrew L. Simon, Chairman of the Board of Directors and President of the Company, is one of three Voting Trustees of the Voting Trust. Includes an aggregate of 444,200 currently exercisable options which are held by officers and directors of the Company, but are not included in the Voting Trust. Excludes an aggregate of 197,500 options held by officers and directors of the Company which are not currently exercisable and are not included in the Voting Trust.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company is authorized to issue 5,000,000 shares, par value $.0001 per share, of preferred stock. The stock may be issued by the Board of Directors of the Company in one or more series and with such preferences, conversion or other rights, voting powers and other provisions as may be fixed by the Board of Directors in the resolution authorizing its issuance without any further action of the shareholders.

        On November 16, 1992, the Company issued 1,500 shares of $.0001 par value convertible preferred shares to the Voting Trust. The beneficiaries of the Voting Trust consist of the officers and directors of the Company and the Estate of Bertram L. Koslin. The shares are entitled to 3,000 votes per share. The holders of the shares are entitled to a non-cumulative dividend of $.01 per share. In September 1994, with the consent of the Voting Trust and the beneficiaries thereof, the Company exchanged the 1,500 outstanding $.0001 par value convertible preferred shares for 1,500 par value $.0001 preferred shares. Such preferred shares possess all the rights of the original issue but for the conversion privilege.

        Accordingly, the Voting Trust has sole voting and dispositive power with respect to the preferred shares, as well as the shares of Common Stock held in the Voting Trust. See "Security Ownership of Certain Beneficial Owners and Management".


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following Exhibits are filed as part of this Report:

     3.1 Certificate of Incorporation, dated August 22, 1991 filed with the Secretary of State of the State of Delaware*

     3.2 Certificate of Merger dated August 26, 1992, filed with the Secretary of State of the State of Delaware*

     3.3       Certificate of Designations for Series A Preferred
               Stock of the Company*

     3.4       By-Laws*

     4.1       Specimen Certificate evidencing shares of Common Stock*

     4.2       Form of Redeemable Class B Common Stock Purchase Warrant*

     4.3       Form of Warrant Agreement between the Company and
               American Stock Transfer and Trust Company*

     4.4 Form of Underwriter's Unit Purchase Warrant Agreement between the Company and Redstone Securities, Inc.*

     9.1       Voting Trust Agreement, dated August 19, 1992**

     9.2 Amendment of Voting Trust Agreement and Appointment of Successor Trustee, dated March 30, 1995**

     10.1      Lease Agreement between the Town of Southeast
               Industrial Development Agency/Industrial Development Reserve Bonds and the Company; Mortgage and Security Agreement between the Company and the Town of Southeast Industrial Development Agency to Barclays
               Bank of New York, N.A., now The Bank of New York, as mortgagee; Note between the Company and Barclays Bank of New York, N.A., now The Bank of New York; Lease Guarantee Agreement from the Company as guarantor and Barclays Bank of New York, N.A., now The Bank of New
               York, as Trustee; Amendment to Lease between the Town of Southeast Industrial Development Agency and the Company*

     10.2 Extension and Modification Agreement, dated as of October 31, 1996, between the Company and the Town of Southeast Industrial Development Agency, and the Bank of New York ****

     10.3 Agreements between the Company and the Commissioner of Education of the State of New York and Chief Executive Officer of the Board of Regents of the University of the State of New York*

     10.4 Agreement between the Company and the State of Connecticut and a Purchase Order between the Company and the Commonwealth of Virginia*

     10.5      401(k) Plan*

     10.6      Notice of Grant Award*

     10.7      Patent Assignment by Bertram Koslin to the Company*

     10.8 Financial Advisory Agreement between the Company and the Harriman Group (Option Certificate issued by the Company to the Harriman Group and Acknowledgment Letter between the Company and the Harriman Group)**

     10.9      Amended and Restated 1991 Stock Option Incentive Plan***

     10.10     Directors Stock Option Plan***

     10.11     Employment Agreement with Andrew L. Simon***

     10.12     Employment Agreement with Linda G. Straley***

     10.13     Employment Agreement with Stephen H. Ivens***

     11        Computation of Earnings Per Share****

     27        Financial Data Schedule****

(b)  Reports on Form 8-K

     None.

-----------------------
    * Incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993

   ** Incorporated herein by reference to the exhibit contained in Amendment No. 1 to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 16, 1994

  *** Incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996, filed with the Securities and Exchange Commission on June 12, 1996

 ****    Filed herewith

               INDEX TO FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORT                                F - 2

INDEPENDENT AUDITORS' REPORT - PREDECESSOR AUDITOR          F - 3

BALANCE SHEETS                                              F - 4

STATEMENTS OF OPERATIONS                                    F - 6

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                F - 7

STATEMENTS OF CASH FLOWS                                    F - 8

NOTES TO FINANCIAL STATEMENTS                               F - 10

            INDEPENDENT AUDITORS' REPORT
            ----------------------------


TO THE BOARD OF DIRECTORS
TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



We have audited the accompanying balance sheets of Touchstone Applied Science Associates, Inc. as of October 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the two years ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. as of October 31, 1996 and 1995 and the results of its operations and its cash flows for the two years ended October 31, 1996 in conformity with generally accepted accounting principles.



Lazar, Levine & Company LLP
Certified Public Accountants
New York, New York
December 5, 1996

        INDEPENDENT AUDITORS' REPORT - PREDECESSOR AUDITOR
        --------------------------------------------------


TO THE BOARD OF DIRECTORS
TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



I have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of Touchstone Applied Science Associates, Inc. for the year ended October 31, 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the statements of operations and cash flows referred to above present fairly, in all material respects, the results of the operations and the cash flows of Touchstone Applied Science Associates, Inc. for the year ended October 31, 1994 in conformity with generally accepted accounting principles.


Thomas J. Marion
Certified Public Accountant
New York, New York
February 10, 1995

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                                              Page 1 of 2

                            BALANCE SHEETS
                                                      October 31,
                                                   1 9 9 6       1 9 9 5
                                                 -----------   -----------
       ASSETS
       ------

Current assets:
  Cash and temporary investments (Note A)         $1,049,819    $  617,305
  Marketable securities (Note A)                   2,076,158     2,114,243
  Accounts receivable (Note A)                       567,374       351,491
  Inventories (Note A)                               242,081       152,296
  Loan receivable (Note D)                           400,000            --
  Prepaid expenses and other current assets          123,106       214,021
                                                 -----------   -----------

Total current assets                               4,458,538     3,449,356


Property, plant and equipment - net of
  accumulated depreciation of $909,607
  and $1,593,208, respectively
  (Notes A, B, E and F)                            1,795,195     1,869,141


Other assets:
  Deferred offering costs (Note A)                        --       236,624
  Loan receivable (Note D)                                --       400,000
  Test passage bank, net of accumulated
    amortization of $907,053 and $673,626,
    respectively (Notes A & C)                     2,563,286     2,435,488
  Software development costs, net of
    accumulated amortization of $5,427 (Note A)      136,928            --
  Other assets                                        21,595        26,123
                                                 -----------   -----------

Total assets                                      $8,975,542    $8,416,732
                                                 ===========   ===========

See notes to financial statements.


               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                                               Page 2 of 2

                        BALANCE SHEETS

                                                            October 31,
                                                        1 9 9 6      1 9 9 5
                                                      -----------  -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Current portion of long-term debt  (Notes E and F)  $    95,500  $   315,000
  Accounts payable and accrued expenses                   246,270      210,649
  Corporation taxes payable                                   566          431
                                                      -----------  -----------

Total current liabilities                                 342,336      526,080

Long-term debt:
  Long-term debt less current portion (Notes E and F)     728,250      571,250
  Deferred income taxes (Notes A and I)                   521,221      602,162
                                                      -----------  -----------

        Total liabilities                               1,591,807    1,699,492
                                                      -----------  -----------

Commitments and contingencies (Notes E, F, G, I,
    J, L and M)

Stockholders' equity (Note H):
  Preferred stock, $.0001 par value, 5,000,000
    authorized, 1,500 issued and outstanding                   --           --
  Common stock, $.0001 par value, 20,000,000
    authorized, 7,789,322 and 6,899,400 shares
    issued and outstanding                                    779          690
  Additional paid-in capital                            4,077,935    3,609,978
  Stock subscription receivable                           (14,350)          --
  Unrealized holding loss (Note A)                        (20,073)     (40,824)
  Retained earnings                                     3,339,444    3,147,396
                                                      -----------  -----------

Total stockholders' equity                              7,383,735    6,717,240
                                                      -----------  -----------

Total liabilities & stockholders' equity               $8,975,542   $8,416,732
                                                      ===========  ===========

See notes to financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                          STATEMENTS OF OPERATIONS


                                                 Years Ended October 31,
                                           1 9 9 6      1 9 9 5      1 9 9 4
                                         -----------  -----------  -----------

Contract income (Note A)                 $   875,608  $   956,803  $   938,449
Catalog sales (Note A)                     1,644,300    1,357,791    1,089,072
                                         -----------  -----------  -----------

Total net revenue (Note L)                 2,519,908    2,314,594    2,027,521

Cost of goods sold (Note M)                  711,564      954,907      538,982
                                         -----------  -----------  -----------

Gross profit                               1,808,344    1,359,687    1,488,539
                                         -----------  -----------  -----------

Operating expenses:
  Selling expenses                           703,214      593,959      395,382
  General and administrative expenses        936,462      740,861      751,363
  Abandonment of hardware and software
     projects (Note K)                            --           --    1,670,249
  Product development (Note A)                60,238           --           --
                                         -----------  -----------  -----------

Total operating expenses                   1,699,914    1,334,820    2,816,994
                                         -----------  -----------  -----------

Income (loss) from operations                108,430       24,867   (1,328,455)

Other income (expense):
  Abandonment of offering                         --           --      (80,080)
  Interest expense                           (64,154)     (58,939)     (61,642)
  Investment income                          166,981      163,714      158,644
                                         -----------  -----------  -----------

Income (loss) before income taxes            211,257      129,642   (1,311,533)

Income taxes (credit) (Note A & I)            19,209      (25,504)    (652,837)
                                         -----------  -----------  -----------

Net income (loss)                        $   192,048  $   155,146  $  (658,696)
                                         ===========  ===========  ===========

Weighted average shares outstanding
      (Note A)
  Primary                                  7,640,867    7,665,511    6,899,400
  Fully diluted                            7,640,867    7,738,324    6,899,400


Earnings (loss) per share (Note A)
  Primary                                $       .03  $       .02  $      (.10)
  Fully diluted                          $       .03  $       .02  $      (.10)

See notes to financial statements.


                           TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                Preferred Stock   Common Stock   Additional    Stock        Unrealized             Total
                                --------------- ----------------   Paid-in    Subscriptions Holding      Retained  Stockholders
                                 Shares  Amount  Shares   Amount   Capital    Receivable    Loss         Earnings  Equity
                                -------  ------ -------   ------   -------    ----------    ----         --------  ------
Balance at November 1, 1993       1,500   $ --  6,899,400  $ 690  $3,398,978  $ (1,969)     $     --   $3,650,946  $7,048,645
  Receipt of stock subscription      --     --         --     --          --     1,969            --           --       1,969
  Financial advisory services
    (Note H)                         --     --         --     --     105,500        --            --           --     105,500
  Net unrealized loss in
    marketable securities            --     --         --     --          --        --      (105,486)          --    (105,486)
  Net loss                           --     --         --     --          --        --            --     (658,696)   (658,696)

                                 ------   ----  ---------  -----  ----------   -------     ---------   ----------  ----------
Balance at October 31, 1994       1,500     --  6,899,400    690   3,504,478        --      (105,486)   2,992,250   6,391,932
  Financial advisory services
    (Note H)                         --     --         --     --     105,500        --            --           --     105,500
  Net unrealized gain in
    marketable securities            --     --         --     --          --        --        64,662           --      64,662
  Net income                         --     --         --     --          --        --            --      155,146     155,146
                                 ------   ----  ---------  -----  ----------   -------     ---------   ----------  ----------

Balance at October 31, 1995       1,500     --  6,899,400    690   3,609,978        --       (40,824)   3,147,396   6,717,240

  Proceeds from exercise
    of options                       --     --    865,922     87     310,459   (14,350)           --           --     296,196
  Proceeds from exercise
    of warrants                      --     --     24,000      2      51,998        --            --           --      52,000
  Financial advisory services
    (Note H)                         --     --         --     --     105,500        --            --           --     105,500
  Net unrealized gain in
    marketable securities            --     --         --     --          --        --        20,751           --      20,751
  Net income                         --     --         --     --          --        --            --      192,048     192,048
                                 ------   ----  ---------  -----  ----------   -------     ---------   ----------  ----------

Balance at October 31, 1996       1,500   $ --  7,789,322  $ 779  $4,077,935  $(14,350)     $(20,073)  $3,339,444  $7,383,735
                                 ======   ====  =========  =====  ==========   =======     =========   ==========  ==========



See notes to financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                          STATEMENTS OF CASH FLOWS


                                                Year Ended October 31,
                                           1 9 9 6      1 9 9 5      1 9 9 4
                                         -----------  -----------  -----------
OPERATING ACTIVITIES
  Net income (loss)                        $ 192,048    $ 155,146   $ (658,696)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization          389,767      343,740      308,005
      Loss (gain) on sale of auto              1,009           --       (5,663)
      Deferred income taxes                  (80,941)    (176,999)    (650,239)
      Abandonment of hardware and
        software projects                         --           --    1,670,249
      Financial advisory services            105,500      105,500      105,500
  Changes in operating assets and
    liabilities:
      Accounts receivable                   (215,883)     (65,629)     164,929
      Inventories                            (89,785)      (4,518)      (2,570)
      Prepaid expenses and other current
        assets                                90,915       82,730     (170,260)
      Accounts payable                        35,758       43,236      (11,708)
                                         -----------  -----------  -----------

  NET CASH FLOWS PROVIDED BY OPERATING
    ACTIVITIES                               428,388      483,206      749,547
                                         -----------  -----------  -----------

INVESTING ACTIVITIES
  Purchase of marketable securities         (111,164)     (82,435)    (630,186)
  Proceeds from sale of marketable
    securities                               170,000           --           --
  Acquisition of property, plant and
    equipment                                (73,448)    (175,053)     (82,947)
  Proceeds from sale of auto                      --           --       11,025
  Test passage bank                         (361,225)    (318,233)    (471,502)
  Software development costs                (142,356)          --     (226,750)
                                         -----------  -----------  -----------

  NET CASH FLOWS USED BY INVESTING
    ACTIVITIES                              (518,193)    (575,721)  (1,400,360)
                                         -----------  -----------  -----------


See notes to financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                     STATEMENTS OF CASH FLOWS (Continued)


                                                Year Ended October 31,
                                           1 9 9 6      1 9 9 5      1 9 9 4
                                         -----------  -----------  -----------

FINANCING ACTIVITIES
    Principal payments on long-term debt $   (62,500)  $  (75,000)  $  (75,000)
    Subscriptions received                        --           --        1,969
    Deferred offering costs                 (151,343)    (199,615)      43,071
    Proceeds from exercise of options        684,162           --           --
    Proceeds from exercise of warrants        52,000           --           --
                                         -----------  -----------  -----------

       NET CASH FLOWS  PROVIDED
        (USED) BY FINANCING ACTIVITIES       522,319     (274,615)     (29,960)
                                         -----------  -----------  -----------

NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                432,514     (367,130)    (680,773)

CASH AND TEMPORARY INVESTMENTS
    AT BEGINNING OF PERIOD                   617,305      984,435    1,665,208
                                         -----------  -----------  -----------

        CASH AND TEMPORARY INVESTMENTS
           AT END OF PERIOD               $1,049,819    $ 617,305   $  984,435
                                         ===========  ===========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                        $    67,858  $    67,392  $    61,543
                                         ===========  ===========  ===========

    Income taxes paid                    $    30,690  $    47,522  $   160,502
                                         ===========  ===========  ===========

See notes to financial statements.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                      NOTES TO FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Touchstone Applied Science Associates, Inc. (the "Company"), was originally incorporated in the State of New York in 1976. In August 1991, the Company changed its corporate domicile to Delaware by merger into a Delaware Corporation created exclusively for that purpose. The Company designs, develops, publishes and distributes primarily reading comprehension tests and related services as well as instructional materials and software to elementary and secondary schools, colleges and universities throughout the United States. In July 1995, RTA-USA Inc., the Company's subsidiary, which was substantially inactive, was merged into the Company.

Temporary Investments
---------------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be temporary investments. These investments consist primarily of money market mutual funds which make monthly tax-free dividend payments.

Inventories
-----------

Inventories, which based on the nature of the Company's operations consist solely of finished goods, are stated at the lower of cost (first-in, first-out method) or market.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                       NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Marketable Securities
---------------------

Effective November 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) Number 115 "Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities will be reported at fair value. The Company's marketable securities, which consist primarily of investment grade bonds, are being reported as securities held for sale. The market value of these securities at October 31, 1996 and 1995 is as follows:

                                                   October 31,
                                            1 9 9 6          1 9 9 5
                                          -----------      -----------

Aggregate cost                             $2,096,231       $2,155,067
Gross unrealized gain                           1,850            1,191
Gross unrealized loss                         (21,923)         (42,015)
                                          -----------      -----------

                                           $2,076,158       $2,114,243
                                          ===========      ===========

All of these securities mature within one through five years. Cost of the securities used in the computation of realized gains and losses is determined
using the specific identification method.   During 1996, a bond with a face
value of $170,000 matured. There was no realized gain or loss on this security.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. The Company provides for depreciation generally on an accelerated method (double-declining balance) for personal property purchased after 1988 and on the straight-line method for real property and personal property purchased prior to 1989, by charges to income at rates based upon estimated recovery periods as follows:

          Building                             31-1/2 years
          Building improvements                15 - 31-1/2 years
          Furniture and computer equipment     5 to 7 years
          Automobiles                          5 years

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Deferred Offering Costs
-----------------------

Costs and fees incurred in conjunction with the registration of certain stock options and the conversion of stock warrants have been deferred and charged against the gross proceeds of the securities.

Income Taxes
------------

The Company's deferred income taxes arise principally from the differences in the recording of expenses relating to the test passage bank (See Note C). Income taxes are reported based upon the Company's adoption of Statement of Financial Accounting Standards (SFAS) Number 109, "Accounting for Income Taxes".

Software Development
--------------------

The Company accounts for costs associated with the development of software products pursuant to SFAS Number 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Pursuant to these rules for product development, the work performed prior to the determination of technological feasibility, is treated as research and development costs and is expensed as incurred. From the point a project obtains technological feasibility until it is ready for sale, the payroll and payroll related charges and any direct material costs are capitalized.

Amortization
------------

IDA bond origination fees and mortgage costs (See Note F) are amortized using the straight-line method over the term of the indebtedness. Other capitalized costs are amortized using the straight-line method over a period of five (5) years for software development and eleven (11) years for the test passage bank.

In 1994, new management made the decision to shorten the estimated life, for amortization purposes, of the test passage bank from twenty (20) to eleven
(11) years. This change is applied prospectively as a change in accounting estimate to the remaining asset value as of the end of fiscal 1993.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Reserve for Bad Debts
---------------------

The Company, due to its customer base, has experienced virtually no bad debts. As a result, no reserve has been provided for.

Concentration of Credit Risk
----------------------------

Substantially all of the Company's revenues are derived from unsecured credit sales to its customers, which are mainly in the field of education.

The Company maintains substantially all its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 1996 and 1995, the Company's uninsured cash balances totaled $386,737 and $24,599 respectively.

Revenue Recognition
-------------------

Catalog and contract sales are recognized when product is shipped from the Company's warehouse. Grant revenues are recognized as billed based upon an agreed upon work plan.

There is a right of return on test booklets, answer sheets and certain software products. Upon return within a specified period, a credit is issued, with certain chargeoffs, or the item is replaced, if a software product. In the past, the Company's returns have been insignificant. As a result, no reserve has been provided for.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                      NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Fair Value
----------

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 1996 and 1995, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings (loss) per Share
-------------------------

Earnings (loss) per share for the years ended October 31, 1996, 1995 and 1994 were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants. The Company had a net loss for the year ended October 31, 1994 and accordingly common stock equivalents are excluded since the effect would be anti-dilutive.

NOTE B - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment are summarized as follows:

                                                     October 31,
                                                1 9 9 6       1 9 9 5
                                              -----------   -----------
Land                                          $   161,367   $   161,367
Building                                        1,807,591     1,798,091
Building improvements                             252,492       251,546
Furniture and computer equipment                  347,651     1,097,536
Automobiles                                       135,701       153,809
                                              -----------   -----------

                                                2,704,802     3,462,349
Less:  accumulated depreciation                   909,607     1,593,208
                                              -----------   -----------

                                               $1,795,195    $1,869,141
                                              ===========   ===========


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE B - PROPERTY, PLANT AND EQUIPMENT  (Continued)
--------------------------------------

The Company's property under capital leases which is included in property, plant, and equipment at October 31, 1996 consists of real property (including costs allocated to land of $161,367) at a cost of $1,401,206 less accumulated depreciation of $440,479.

Depreciation expense for the years ended October 31, 1996 and 1995 was $143,860 and $136,682, respectively.

NOTE C - TEST PASSAGE BANK
--------------------------

The creation and production of reading test passages to become part of the Test Passage Bank is the production of an asset which is used in the manufacture of all forms of the Company's Degrees of Reading Power tests. This asset is principally comprised of payroll and payroll related costs incurred in the writing and calibration of test passages. The process of writing and calibrating a test passage takes approximately two years and all costs associated with this process are capitalized. Beginning with year three, these costs are amortized over the test passage's useful life, which is estimated to be eleven years.

NOTE D - LOAN RECEIVABLE
------------------------

On September 25, 1992, the Company, through a subordinated unsecured demand loan agreement, loaned $300,000 to the Harriman Group, a market maker in the Company's stock. The note bears interest at a rate of eight percent (8%) per annum, payable annually, and is due on November 1, 2002.

On November 30, 1992, the Company made an additional subordinated unsecured demand loan of $100,000 to the Harriman Group. This note also bears interest at a rate of eight percent (8%) per annum, payable annually, and is due on December 1, 2002.

On February 1, 1994, the Company consolidated the two outstanding subordinated unsecured demand loans with the Harriman Group. The new note bears interest at a rate of ten percent (10%) per annum, payable annually, and is due on February 1, 2002.

On November 5, 1996, the Company notified the Harriman Group of its intention to accelerate the outstanding obligations per the above agreements. Pursuant to this notification, the entire principal balance plus accrued interest to date of payment is due by May 5, 1997.

               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                     NOTES TO FINANCIAL STATEMENTS

NOTE E - PLANT FACILITIES
-------------------------

In October 1987, the Company moved its operations to its new facility of approximately 13,000 square feet of finished space, and infrastructure for additional space. Of the total costs of $1,394,620 through October 31, 1990, the Company financed $1,000,000 with an Industrial Development Authority Bond (Note F).

In July 1990, the Company improved its current facility by adding approximately 17,000 square feet at a cost of $653,319. The Company financed $400,000 of the total cost with an additional mortgage (Note F). In June 1994, the Company began improvements to finish this space. In May 1995, the Company completed the improvements at a cost of $107,019.

NOTE F - LONG-TERM DEBT
-----------------------

On August 1, 1986, the Town of Southeast Industrial Development Agency issued revenue bonds to finance construction of a facility, which the Company leases from the Agency. Minimum lease payments sufficient to cover the Agency's debt service and other expenses must be made by the Company over the fifteen year term, which includes a final payment in 2001 of $350,000. The Bank of New York purchased all the bonds from the Barclays Bank of New York, NA. The bond indenture incurs interest at ninety-two percent (92%) of the Bank's prime rate (7.45% and 6.46% at October 31, 1996 and 1995 respectively) and contains covenants requiring the Company to maintain specified levels of working capital and tangible net worth. The lease agreement contains a one dollar ($1) purchase option at the end of the lease term. The bond is secured by the lease and is guaranteed by the Company and its principal stockholders. The Company owed $571,250 and $616,250 on the bond as of October 31, 1996 and 1995 respectively.

On May 15, 1991, the Company secured an additional mortgage for $400,000 from the Bank of New York, to finance the 17,000 square foot addition to its facilities (Note E). The mortgage incurs interest at the rate of three-fourths of one percent (.75%) over the Bank's prime rate (9.00% and 9.50% at October 31, 1996 and 1995, respectively). A $250,000 balloon payment was due in 1996. On June 1, 1996, the Company refinanced the mortgage for an additional five years, maturing on June 1, 2001 at the same rate of interest. The Company owed $252,500 and $270,000 on the additional mortgage as of October 31, 1996 and 1995, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                      NOTES TO FINANCIAL STATEMENTS

NOTE F - LONG-TERM DEBT (Continued)
-----------------------

The following is a schedule of future minimum payments, excluding maintenance and other operating costs, required under the long- term debt, as of October 31, 1996.

        Year Ending October 31:
              1997                              $  206,125
              1998                                 199,550
              1999                                 191,650
              2000                                 183,750
              2001                                 523,900
                                                ----------

        Total minimum  payments                  1,304,975
        Less amount representing interest
            and obligations under the debt         481,225
                                                ----------

        Principal payments remaining               823,750

        Less current portion                        95,500
                                                ----------

        Long-term portion                       $  728,250
                                                ==========

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                      NOTES TO FINANCIAL STATEMENTS

NOTE G - RETIREMENT PLANS
-------------------------

The Company has a qualified 401(k) Profit Sharing Plan for all employees who are eighteen years of age and have completed six months or one thousand hours of employment. The Plan allows total contributions of up to fifteen percent (15%) of the eligible employee's salary through Company contributions and a salary reduction mechanism. Company contributions to the Plan are optional and accrue at the discretion of the Board of Directors. For the years ended October 31, 1996, 1995 and 1994, the Company made a contribution to the profit sharing plan equal to five percent (5%) of each eligible employee's compensation thereby limiting each eligible employee to contribute up to ten percent (10%) of compensation.

Net assets for the Profit Sharing Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, are $1,144,585 at October 31, 1996.

In October 1991, the Company adopted a Money Purchase Pension Plan for all employees who are eighteen years of age and have completed six months or one thousand hours employment, which has been qualified by the Internal Revenue Service. Under this Plan, which was first effective for the year ended October 31, 1991, the Company makes an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation.

Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, are $424,231 at October 31, 1996.

Pension and profit sharing costs were $149,290, $143,565 and $110,976 for the years ended October 31, 1996, 1995 and 1994, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE H - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. The stock may be issued by the Board of Directors of the Company in one or more series and with such preferences, conversion or other rights, voting powers and other provisions as may be fixed by the Board of Directors in the resolution authorizing their issuance without any further action of the stockholders.

On November 16, 1992, the Company issued 1,500 shares of $.0001 par value convertible preferred shares to a voting trust, controlled by management, dated August 1992. The shares are entitled to 1,000 votes per share (3,000 votes per share after giving effect to the 3 for 1 stock split on September 22, 1993). The holders of the shares are also entitled to a non-cumulative dividend of $.01 per share. The shares could be converted to common stock, at a rate of 1,000 common shares (3,000 common shares after giving effect to the 3 for 1 stock split on September 22, 1993) for each preferred share, on a pro rata basis over ten years, upon the attainment of certain performance goals. In September 1994, the Company exchanged the 1,500 outstanding
$.0001 par value convertible preferred shares for 1,500 shares of $.0001 par value preferred shares. The new preferred shares possess all the rights of the original issue but for the conversion privilege.

The Company has designated 1,500 of its 5,000,000 authorized preferred shares as $.0001 par value Series A preferred stock. The remaining 4,998,500 authorized preferred shares have not been designated.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE H - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

Incentive Stock Option Plan
---------------------------

The Company has adopted an Amended and Restated 1991 Stock Option Incentive Plan (the Plan) whereby options to purchase up to an aggregate of 2,500,000 shares of common stock, may be granted to officers, key employees, directors, and consultants of the Company. Subject to the terms of the Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 200,000 shares in any one fiscal year. The exercise price granted, however, may not be less than the fair market value of the Company's common stock on the date of the grant.

Incentive stock option plan activity is summarized as follows:

                                                             Option Price
                                             Shares          Per Share
                                          ------------      --------------
Options outstanding November 1, 1994        1,519,750        $1.42 - $2.75
    Granted                                    72,500        $1.53125
    Canceled                                  (18,900)       $1.42 - $2.625
                                          ------------

Options outstanding October 31, 1995        1,573,350        $1.42 - $2.75
    Granted                                   233,000        $  .75 - $1.09
    Canceled                                 (673,028)       $1.42 - $2.625
    Exercised                                 (80,572)       $1.42
                                          ------------

Options outstanding October 31, 1996        1,052,750        $  .75 - $2.75
                                          ============

Options exercisable October 31, 1996          819,750
                                          ============

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE H - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

Incentive Stock Option Plan ( Continued)
---------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income and earnings per share for the year ended October 31, 1996 would have been $54,413 and $.01 had the new method been applied.

Directors Stock Option Plan
---------------------------

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

               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                     NOTES TO FINANCIAL STATEMENTS

NOTE H - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

Option Agreement
----------------

On September 25, 1992, the Company issued an Option Certificate for 250,000 options to the Harriman Group, a market maker in the Company's stock, for $2,500, that allows them to purchase 250,000 shares of the Company's restricted common stock (750,000 shares after giving effect to the 3 for 1 stock split on September 22, 1993) at $2.14 per share ($.71 per share after giving effect to the 3 for 1 stock split on September 22, 1993), the fair market value of restricted shares on the date of the certificate. The options expire if they are not exercised by September 26, 1997.

The Option Certificate also identifies certain financial advisory tasks to be performed by the Harriman Group, a market maker in the Company's stock, for a five-year (5) period beginning September 25, 1992. These tasks are to be performed at the Company's request and are in exchange for the Company's registering the options or shares. The Company has reflected the cost of these services, the difference between fair market value of restricted shares and fair market value of freely trading shares, as a charge to operations on a prorata basis over the term of the agreement.

In November 1995, the Harriman Group exercised 600,000 options. In October 1996, the Harriman Group exercised the remaining options.

Public Offering
---------------

On June 12, 1992, the Company grossed $1,560,000 and netted $1,340,625 from the completion of an initial public stock offering under the Securities Act of 1933 as amended. The offering consisted of 300,000 units, at a selling price of $5.20 per unit. Each unit consisted of one (1) share of Common Stock, $.0001 par value ("common stock"), one (1) Class A Redeemable Common Stock Purchase Warrant ("A Warrant") and one (1) detachable Class B Redeemable Common Stock Purchase Warrant ("B Warrant"). Each Class A Warrant entitled the holder to purchase one (1) share of Common Stock for a period of eighteen months from the effective date of the offering at a price of $6.50. Each Class B Warrant entitled the holder to purchase one (1) share of Common Stock (3 shares after giving effect to the 3 for 1 stock split September 22, 1993) for a period of thirty-six months from the effective date of the offering at a price of $8.00.  On September 13, 1993, the A warrants expired with
299,800 shares (899,400 shares after giving effect to the 3 for 1 stock split
on September 22, 1993) having been exercised.   In March 1996, 8,000 B
warrants were exercised into 24,000 shares of common stock for $6.50 per warrant. The remaining 292,000 warrants expired in March 1996.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                      NOTES TO FINANCIAL STATEMENTS

NOTE I - INCOME TAXES
---------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:


                                                      October 31,
                                                1 9 9 6           1 9 9 5
                                              ---------          ---------
Deferred tax liability:
    Test passage bank                          $521,221           $602,162

The Company's income tax expense consists of the following:

                                                         October 31,
                                           1 9 9 6      1 9 9 5      1 9 9 4
                                         -----------  -----------  -----------
Current:
    Federal                                $  74,345    $ 108,736   $  (29,745)
    State                                     25,805       42,759       27,147
                                         -----------  -----------  -----------

                                            $100,150    $ 151,495   $   (2,598)
                                         -----------  -----------  -----------

Deferred:
    Federal                                $ (57,059)   $(146,407)   $(468,466)
    State                                    (23,882)     (30,592)    (181,773)
                                         -----------  -----------  -----------

                                           $ (80,941)   $(176,999)   $(650,239)
                                         -----------  -----------  -----------

Provision (credit) for income taxes        $  19,209   $  (25,504)   $(652,837)
                                         ===========  ===========  ===========

The Company's former subsidiary (See Note A) had net operating losses totaling approximately $80,000 at October 31, 1994. The net operating loss carryforwards were used to offset taxable income for the year ended October, 31, 1995.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE I - INCOME TAXES (Continued)
---------------------

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:


                                                     Year Ended October 31,
                                                   1 9 9 6   1 9 9 5  1 9 9 4
                                                   -------   -------  -------

U.S. Federal income tax statutory rate                34%      34%     (34)%

State income tax, net of Federal income tax benefit    7        7       (7)
Other - including tax free income and
    net operating losses                             (32)     (61)      (9)
                                                   -------   -------  -------

Effective tax rate                                     9%     (20)%    (50)%
                                                   =======   =======  =======

NOTE J - EMPLOYMENT AGREEMENTS
------------------------------

In March 1996, the Company entered into employment agreements with three of its key employees. The agreements are for a three year term and are automatically extended each year unless the Company notifies the employee, in writing at least 60 days prior to the anniversary date that the agreement will not be extended.

Each agreement calls for a base salary plus eligibility in the Company's benefit plans and key man insurance. Additionally, the employee may be entitled to bonuses at the discretion of the Company's Board of Directors.
In the event there is a change in control of the Company, the employees employment agreements are in effect for a three year term commencing on the date of change of control. In addition, they would be entitled to a bonus at least equal to the average annual bonus payable with respect to two of the last three fiscal years immediately preceding the date of change of control. Among other provisions, the agreements include a non compete clause for a two year period following termination of employment.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE K - HARDWARE & SOFTWARE PRODUCTS
-------------------------------------

In June 1994, Bertram Koslin, the Company's President, Chief Executive Officer and Chairman of the Board of Directors passed away. A management team was formed to review the Company's operations and products. As a result, the management team decided to abandon development of certain of the Company's hardware and software products and redirect the Company's focus toward other of the Company's products. Accordingly, the net cost of these abandoned projects, $1,670,249, has been reflected as a charge to the statement of operations for the year ended October 31, 1994.

NOTE L - MAJOR CUSTOMERS
------------------------

Revenues to single customers that exceed 10% of total revenues were as follows:

                                                 Year Ended October 31,
                                           1 9 9 6      1 9 9 5      1 9 9 4
                                         -----------  -----------  -----------
Customer A                                  $479,530     $390,958     $383,350
Customer B                                        --           --      297,933
Customer C                                        --      258,063      211,241


NOTE M - MAJOR SUPPLIERS
------------------------

Substantially all of the Company's printing costs, totaling $33,715, $57,170 and $58,667 for the years ended October 31, 1996, 1995 and 1994, respectively, were attributable to a single vendor.

                                      SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.


 January 21, 1997        By:/s/ ANDREW L. SIMON
                            -------------------------------------
                         Andrew L. Simon
                         President and Treasurer
                         (principal executive officer and
                          principal financial officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                Title                    Date

  /s/ ANDREW L. SIMON
-------------------------------------
     Andrew L. Simon         Director and Chairman
                             of the Board              January 21, 1997

  /s/ LINDA G. STRALEY
-------------------------------------
     Linda G. Straley             Director             January 21, 1997


  /s/ STEPHEN H. IVENS
-------------------------------------
     Stephen H. Ivens             Director             January 21, 1997


  /s/ STEVEN R. BERGER
-------------------------------------
     Steven R. Berger             Director             January 21, 1997


  /s/ MICHAEL MILONE
-------------------------------------
     Michael Milone               Director             January 21, 1997