Form 10KSB/A
period 1996-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1997-02-24
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                               FORM 10-KSB/A-1
(Mark One)
      [X] Annual report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the fiscal year ended October 31, 1996
      [ ] Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 (No fee required)
      For the transition period from ________ to ________
      Commission file number   0-20303
                            ---------------------

                   TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                               13-2846796
--------------------------------------  --------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)


P.O. Box 382, Fields Lane, Brewster, NY                   10509
-----------------------------------------   ----------------------------------
      (Address of principal executive                  (Zip Code)
      offices)


                                (914) 277-8100
------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

     Securities registered under Section 12(b) of the Exchange Act:  None.
                                                                     -----
        Securities registered under Section 12(g) of the Exchange Act:

                                                 Name of Each Exchange
     Title of Each Class                          on Which Registered
     -------------------                         ---------------------

     Common Stock, $.0001 par value                       NASDAQ
------------------------------------------  ----------------------------------


     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes  X         No
   ---------     ----------

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

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PAST FIVE YEARS)

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a
court.    Yes            No
             ----------    -----------

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
                                                   ----

          Transitional Small Business Disclosure Format (check one):
Yes         No   X
   --------   --------

          The Aggregated Option/SAR Exercises in Last Fiscal Year and
FY-End Option/SAR Values table, contained in Item 10 of the Company's
Annual Report on Form 10-KSB for its fiscal year ended October 31, 1996, is hereby amended and restated in its entirety on this Form 10-KSB/A-1 as follows:

       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FY-END OPTION/SAR VALUES

                                             Number of
                                             Securities        Value of
                                             Underlying        Unexercised
                                             Unexercised       In-the-Money
                                             Options/SARs(a)   Options/SARs(a)
                                             at FY-End (#)     at FY-End ($)
                                             ---------------  ----------------
                   Shares         Value
                   Acquired on    Realized   Exercisable/      Exercisable/
Name               Exercise (#)     ($)      Unexercisable     Unexercisable
------------------ -------------  ---------  ---------------   ----------------

Andrew L. Simon,        0           0        239,000/82,500      $0.00/$0.00(b)
President, Chief
Executive Officer
and Treasurer

Stephen H. Ivens,       0           0        102,500/52,500      $0.00/$0.00(b)
Vice President,
Research &
Development

Linda G. Straley,       0           0        102,700/52,500      $0.00/$0.00(b)
Vice President,
Operations, and
Secretary

(a) To date, the Company has issued no SARs.
(b) Based on the closing bid price of the Company's Common Stock on NASDAQ on October 31, 1996 of $0.75, there are no options outstanding which are in-the-money.

                                 SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.


 February 24, 1997        By:/s/ ANDREW L. SIMON
                             -----------------------------------------------
                             Andrew L. Simon
                             President and Treasurer
                             (principal executive officer and
                              principal financial officer)

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                Title                      Date
        ---------                -----                      ----

  /s/ ANDREW L. SIMON
--------------------------
     Andrew L. Simon          Director and Chairman
                              of the Board              February 24, 1997

  /s/ LINDA G. STRALEY
--------------------------
     Linda G. Straley         Director                  February 24, 1997


  /s/ STEPHEN H. IVENS
--------------------------
     Stephen H. Ivens         Director                  February 24, 1997


  /s/ STEVEN R. BERGER
--------------------------
     Steven R. Berger         Director                  February 24, 1997


  /s/ MICHAEL MILONE
--------------------------
     Michael Milone           Director                  February 24, 1997