Form 10QSB
period 1997-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1997-03-10
CIK 726603

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 For the quarterly period ended January 31, 1997

[ ]    Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from  ___________ to ___________

Commission file number     0-20303
                       ------------------------------------------------------

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                13-2846796
-------------------------------------   ---------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

             P.O. Box 382, Fields Lane, Brewster, New York  10509
-------------------------------------------------------------------------------
                  (Address of principal executive offices)

                                (914) 277-8100
-------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                      if changed since last report)

  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
    -----------      ------------

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes________ No________

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 6, 1997:
                                                      --------------------
7,939,322 shares of Common Stock, par value $0.0001 per share.
-------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes             No       X
    -----------    -------------

                               PART I

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended January 31, 1997 are attached to this Report, commencing at page F-1.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Until January 1997, the Company's revenues were derived solely from the sale of its Degrees of Reading Power Tests and Degrees of Word Meaning Tests, the sales of ancillary materials, and test scoring and reporting services. Tests are sold pursuant to specific contracts with state and local governments and through catalog sales. With the acquisition of Beck Evaluation & Testing Associates, Inc. ("BETA") on January 2, 1997, revenues are now also derived from the provision of consulting services to schools and publishers. BETA is a wholly-owned subsidiary of the Company.

RESULTS OF OPERATIONS

          REVENUES. For the three-month period ended January 31, 1997, the Company's total net revenues increased 20.9% versus the comparable 1996 period ($937,511 in 1997 versus $775,616 in 1996). Of the $161,895 increase in revenues, $48,437 is attributable to revenue generated by BETA and $113,458 is attributable to the Company's core products.

          For the three-month period ended January 31, 1997, contract income was essentially flat compared to the comparable 1996 period ($466,048 in 1997 versus $467,480 in 1996). Contract income now represents 49.7% of first quarter revenues versus 60.3% of first quarter sales in 1996. With the acquisition of BETA and the increase in catalog sales for the Company's core products, the Company has become less dependent upon any one major source for its income.

          For the three-month period ended January 31, 1997, catalog sales for shelf tests and associated products increased 37.3% versus the comparable 1996 period ($423,026 in 1997 versus $308,136 in 1996).
Catalog sales now represent 45.1% of first quarter revenues versus 39.7% of first quarter revenues in 1996. Management believes that this significant increase in catalog sales is attributable to the continued emphasis by the Company on the marketing and sales effort in this area and the new software products that the Company introduced into the market during the second half of the Company's 1996 fiscal year.

          For the three-month period ended January 31, 1997, consulting revenues of $48,437 were attributable to BETA, which represented 5.2% of first quarter revenues. Such amount represents only consulting revenues generated from January 2, 1997, the date of the acquisition of BETA, through the end of the first quarter on January 31, 1997.

          COSTS AND EXPENSES. For the three-month period ended January 31, 1997, cost of goods sold increased 27.9% versus the comparable 1996 period ($260,112 in 1997 versus $203,346 in 1996).
Cost of goods sold as a percentage of sales for the three-month period ended January 31, 1997 increased 1.5% versus the comparable 1996 period (27.7% in 1997 versus 26.2% in 1996). This increase is due to an overall change in product mix between catalog sales, contract income and consulting income.

          For the three-month period ended January 31, 1997, selling expenses increased 35.8% versus the comparable 1996 period ($209,232 in 1997 versus $154,028 in 1996). This increase is primarily attributable to the Company's addition of three educational consultants in the second half of the Company's 1996 fiscal year.

          For the three-month period ended January 31, 1997, general and administrative expenses increased 42.8% versus the comparable 1996 period ($254,852 in 1997 versus $178,470 in 1996). This increase in spending is primarily attributable to professional fees associated with the review of potential acquisition candidates and fees associated with deferred offering expenses in the comparable 1996 period.

          In fiscal year 1996, the Company had product development costs relating to a consumer product which was in development. In late 1996, the product achieved feasibility. Therefore, in accordance with generally accepted accounting principles, the Company is now capitalizing the costs associated with the product prior to its introduction into the marketplace.

          For the three-month period ended January 31, 1997, interest expense decreased 3.1% versus the comparable 1996 period ($17,247 in 1997 versus $17,800 in 1996). For the three-month period ended January 31, 1997, investment income increased 11.9% versus the comparable 1996 period ($40,055 in 1997 versus $35,796 in 1996). For the three-month period ended January 31, 1997, the Company experienced a loss on the sale of assets of $11,700. There were no comparable expenses in the comparable 1996 period.

          NET INCOME AND EARNINGS PER SHARE. For the three-month period ended January 31, 1997, net after-tax income decreased 9.1% versus the comparable 1996 period ($151,442 in 1997 versus $166,549 in 1996). This decrease is primarily due to increased selling and general and administrative expenses.

          For the three-month period ended January 31, 1997, earnings per share were essentially flat versus the comparable 1996 period
($0.02 in 1997 and 1996).

LIQUIDITY AND CAPITAL RESOURCES

          Working capital, which consists principally of cash, cash equivalents, marketable securities and accounts receivable, was $4,024,816 on January 31, 1997, versus $4,116,202 on October 31, 1996.
The decrease in working capital is primarily attributable to the payment of the purchase price of BETA.

          For the three-month period ended January 31, 1997, net cash flows from operating activities were $58,676 (versus $377,605 in the comparable 1996 period). Additionally, for the three-month period ended January 31, 1997, the Company invested $115,829 to increase the size of its Test Passage Bank (versus $86,720 in the comparable 1996 period), $38,824 in property, plant and equipment (versus $27,466 in the comparable 1996 period), $44,476 readying its new DRP-->BookLink software product for market (versus $28,734 the comparable 1996 period), $29,900 to purchase the Maculaitis Test Series (versus no comparable expenditures in the comparable 1996 period) and $143,974 to purchase BETA (versus no comparable expenditures in the comparable 1996 period). In the three-month period ended January 31, 1997, the Company received proceeds of $200,000 from the maturation of certain marketable securities (versus no comparable receipt of proceeds in 1996).

          For the three-month period ended January 31, 1997, the Company had a net cash outflow from financing activities of $26,020, as compared to a net cash inflow from financing activities of $322,764 for the comparable 1996 period. The 1996 inflow was attributable to the exercise of certain options and warrants; there were no comparable exercises in 1997.

          In November 1996, the Company refinanced its second mortgage for the addition to its facility which was completed in 1991. Both the first and second mortgages are due in 2001. The Company has certain debt obligations in connection with the acquisition of BETA which management believes can be financed from the cash flow from operations. The Company has no other material commitments for capital or other capital expenditures and is not party to any arrangement that would adversely impact the Company's liquidity.


                                 PART II

                            OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          As of December 13, 1996, the Company entered into a consulting agreement with Paris Group, Ltd. ("Paris"), pursuant to which Paris agreed to perform financial management and consulting services to the Company for a term of five years in exchange for 100,000 shares of the Company's Common Stock, par value $0.0001 per share (the "Common Stock").

          On December 30, 1996, the Company purchased certain assets relating to the Maculaitis Test Series from the Steck-Vaughn Company for an aggregate purchase price of $50,000, payable in cash.

          As of January 2, 1997, the Company purchased all of the outstanding capital stock of BETA from the holders of such shares for a purchase price equal to (i) $130,000 in cash, (ii) $150,000 payable in promissory notes, bearing interest at the rate of 8 1/4% and maturing on January 2, 1999, and (iii) 150,000 shares of the Company's Common Stock.

          As of January 2, 1997, the Company entered into an employment agreement with Michael D. Beck, pursuant to which the Company agreed to employ Mr. Beck, and Mr. Beck agreed to remain, as the Company's Vice President and as President and Chief Executive Officer of BETA, a wholly-owned subsidiary of the Company, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in such agreement.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 10.1  --  Stock Purchase Agreement, dated as of
                                 January 2, 1997, between Beck
                                 Evaluation & Testing Associates, Inc.,
                                 Connie K. Beck, Michael D. Beck,
                                 Amanda P. Beck and the Company,
                                 together with all schedules and
                                 exhibits thereto


               Exhibit 10.2  --  Employment Agreement, dated as of
                                 January 2, 1997, between the Company
                                 and Michael D. Beck


               Exhibit 10.3  --  Assignment, Assumption and Sale
                                 Agreement, dated as of December 30,
                                 1996, between Steck-Vaughn Company and
                                 the Company


               Exhibit 10.4  --  Consulting Agreement, dated as of
                                 December 13, 1996, between the Company
                                 and Paris Group, Ltd., as amended by
                                 Amendment No. 1 to Consulting
                                 Agreement, dated as of January 31,
                                 1997, between the Company and Paris
                                 Group, Ltd.


               Exhibit 11    --  Computation of Earnings per Common Share


               Exhibit 27    --  Financial Data Schedule


          (b)  Reports on Form 8-K

               Current Report on Form 8-K, dated December 20, 1996, reporting the entrance by the Company into a letter of intent to purchase Beck Evaluation & Testing
               Associates, Inc.

               Current Report on Form 8-K, dated January 30, 1997, reporting the acquisition by the Company of all the outstanding stock of Beck Evaluation & Testing
               Associates, Inc.

                   TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

             Index to Consolidated Financial Statements (Unaudited)
                     for the Quarter Ended January 31, 1997



     Consolidated Balance Sheets                              F-1

     Consolidated Statements of Income                        F-3

     Consolidated Statements of Cash Flows                    F-4

     Notes to Consolidated Financial Statements               F-6

                   TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARY
                                                                  Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS
                                            January 31,        October 31,
                                              1 9 9 7            1 9 9 6
                                              -------            -------
    ASSETS
    ------
Current assets:
  Cash and temporary investments             $   916,941        $ 1,049,819
  Marketable securities                        1,901,967          2,076,158
  Accounts receivable                            702,044            567,374
  Inventories                                    251,199            242,081
  Loan receivable                                400,000            400,000
  Prepaid expenses and other
    current assets                               246,215            123,106
                                             -----------        -----------

       Total current assets                    4,418,366          4,458,538

Property, plant and equipment - net of
  accumulated depreciation of  $929,754
  and $909,607, respectively                   1,780,826          1,795,195

Other assets:
  Test passage bank, net of accumulated
    amortization of  $974,099 and
    $907,053, respectively                     2,612,070          2,563,286
  Software development costs, net of
    accumulated amortization of
    $11,700 and $5,427, respectively             175,133            136,928
  Goodwill, net of accumulated
    amortization of $5,195                       368,872                 --
  Other assets                                    56,095             21,595
                                             -----------        -----------

            Total assets                      $9,411,362         $8,975,542
                                             ===========        ===========

See notes to financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARY
                                                                    Page 2 of 2
                         CONSOLIDATED BALANCE SHEETS
                                            January 31,        October 31,
                                              1 9 9 7            1 9 9 6
                                              -------            -------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt          $   167,440        $    95,500
  Accounts payable and accrued expenses          149,183            246,270
  Corporation taxes payable                       76,927                566
                                             -----------        -----------

        Total current liabilities                393,550            342,336

Long-term debt:
  Long-term debt less current portion            785,864            728,250
  Deferred income taxes                          500,094            521,221
                                             -----------        -----------

        Total liabilities                      1,679,508          1,591,807
                                             -----------        -----------

Stockholders' equity:
  Preferred stock, $.0001 par value,
    5,000,000 authorized, 1,500 issued
    and outstanding                                  --                --
  Common stock, $.0001 par value,
    20,000,000 authorized, 7,939,322 and
    7,789,322 shares issued and outstanding          794                779
  Additional paid-in capital                   4,251,319          4,077,935
  Stock subscription receivable                  (14,350)           (14,350)
  Unrealized holding gain (loss)                   3,205            (20,073)
  Retained earnings                            3,490,886          3,339,444
                                             -----------        -----------

          Total stockholders' equity           7,731,854          7,383,735
                                             -----------        -----------

          Total liabilities & stockholders'
            equity                            $9,411,362         $8,975,542
                                             ===========        ===========

See notes to financial statements.


                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                       January 31,
                                               1 9 9 7             1 9 9 6
                                               -------             -------

Contract income                               $  466,048          $ 467,480
Catalog sales                                    423,026            308,136
Consulting income                                 48,437                 --
                                             -----------        -----------

Total net revenue                                937,511            775,616

Cost of goods sold                               260,112            203,346
                                             -----------        -----------

Gross profit                                     677,399            572,270
                                             -----------        -----------

Operating expenses:
  Selling expenses                               209,232            154,028
  General and administrative expenses            254,852            178,470
                                             -----------        -----------

Total operating expenses                         464,084            332,498
                                             -----------        -----------

Income from operations                           213,315            239,772

Other income (expense):
  Interest expense                               (17,247)           (17,800)
  Loss on sale of assets                         (11,700)                --
  Investment income                               40,055             35,796
                                             -----------        -----------

Net income before income taxes                   224,423            257,768

Income taxes                                      72,981             91,219
                                             -----------        -----------

Net income                                    $  151,442         $  166,549
                                             ===========        ===========

  Weighted average shares outstanding
    Primary                                    7,938,223          8,170,853
    Fully diluted                              7,938,223          8,170,853

  Earnings per share
    Primary                                   $      .02         $      .02
    Fully diluted                             $      .02         $      .02

See notes to financial statements.

                   TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Three Months Ended
                                                        January 31,
                                               1 9 9 7             1 9 9 6
                                               -------             -------
OPERATING ACTIVITIES
  Net income                                 $   151,442        $   166,549
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization              112,262             93,589
      Deferred income taxes - net                (22,409)           (20,235)
      Financial advisory services                  2,344             26,375
      Loss on sale of auto                        11,700                 --
  Changes in operating assets and
        liabilities:
    Accounts receivable                         (134,670)            75,331
    Inventory                                     (9,118)            (5,582)
    Other current assets                         (31,703)            80,914
    Accounts payable                             (21,172)           (39,336)
                                             -----------        -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES          58,676            377,605
                                             -----------        -----------

INVESTING ACTIVITIES
  Acquisition of property, plant and
    equipment                                    (38,824)           (27,466)
  Test passage bank                             (115,829)           (86,720)
  Software development costs                     (44,476)           (28,734)
  Purchase of marketable securities               (2,531)            (2,531)
  Proceeds from sale of marketable
    securities                                   200,000                 --
  Proceeds from sale of auto                      10,000                 --
  Acquisition of subsidiary                     (143,974)                --
  Acquisition of test                            (29,900)                --
                                             -----------        -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES        (165,534)          (145,451)
                                             -----------        -----------

FINANCING ACTIVITIES
  Principal payments on industrial revenue
    bond obligation                              (20,446)           (18,750)
  Proceeds from exercise of options                   --            428,000
  Deferred offering costs                             --            (86,486)
  Mortgage costs                                  (4,374)                --
  Organizational expenses of subsidiary           (1,200)                --
                                             -----------        -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES         (26,020)           322,764
                                             -----------        -----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS    (132,878)           554,918

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                       1,049,819            617,305
                                             -----------        -----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                           $   916,941         $1,172,223
                                             ===========        ===========

See notes to financial statements.

                   TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                  AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Three Months Ended
                                                       January 31,
                                               1 9 9 7             1 9 9 6
                                               -------             -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                              $    16,310        $    16,333
                                             ===========        ===========

  Income taxes paid                          $     3,417        $     1,000
                                             ===========        ===========

  Stock issued for prepaid consulting
    costs (Note B)                           $    93,750        $        --
                                             ===========        ===========

SUMMARY OF ACQUIRED SUBSIDIARY:
  Assets acquired consisting primarily
    of Goodwill                              $   374,067        $        --
  Liabilities assumed, including cash
    payment to prior shareholders               (294,417)                --
                                             -----------        -----------

  Fair value of common stock issued          $    79,650        $        --
                                             ===========        ===========

See notes to financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying financial statements of Touchstone Applied Science Assoc., Inc. contain all adjustments necessary to present fairly the Company's financial position as of January 31, 1997 and October 31, 1996 and the results of operations for the three months ended January 31, 1997 and 1996 and cash flows for the three months ended January 31, 1997 and 1996.

The results of operations for the three months ended January 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note A to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended October 31, 1996, as amended by amendment number 1 on Form 10-KSB/A-1.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Beck Evaluation & Testing Associates, Inc. All material intercompany transactions have been eliminated in consolidation.

Goodwill
--------

Included in the purchase of the Company's subsidiary is goodwill totaling $374,067. This goodwill is being amortized over a period of six years. The Company will continue to evaluate goodwill for potential impairment.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - CONSULTING AGREEMENT
-----------------------------

In December 1996, the Company entered into a written consulting agreement with a financial consulting firm. The consultant is to receive 100,000 shares of the Company's common stock in exchange for consulting services. The cost of these services has been valued at $46,875, the market value for such shares on the date of issuance and will be expensed over a period of five years.

NOTE C - ACQUIRED SUBSIDIARY
----------------------------

In January 1997, the Company acquired all the outstanding common stock of Beck Evaluation & Testing Associates, Inc., ("BETA"). The purchase price consisted of $130,000 paid in cash, $150,000 payable in promissory notes, bearing interest at the rate of 8 1/4% per annum and maturing on January 2, 1999 and 150,000 shares of the Company's common stock. The acquisition is being accounted for using the purchase method of accounting and accordingly, the Company's financial statements include the operations of BETA from the date of acquisition.

As part of the acquisition, the Company entered into an employment agreement with a former stockholder and officer of BETA. The agreement names this former officer as a Vice President of the Company and the President and Chief Executive officer of BETA. In addition to other terms and conditions, the agreement is for a three year period, renewing annually unless terminated in writing, and provides for compensation of $100,000 per year plus a bonus based upon meeting certain sales goals.

In January 1997, the Company granted an option pursuant to the Company's Amended & Restated 1991 Stock Option Incentive Plan, to this officer to purchase 125,000 shares of the Company's common stock at $.531 per share, the fair market value on the date of the grant. The option may be exercised for a four year period commencing one year from the date of the grant.

                   TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE C - ACQUIRED SUBSIDIARY (Continued)
----------------------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Since the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income and earnings per share for the quarter ended January 31, 1997 would have been $111,797 and $.01 had the new method been applied.

NOTE D - ACQUISITION OF TEST
----------------------------

In December 1996, the Company acquired the rights and inventory pursuant to the assumption of a publishing agreement for the Maculaitis Test Series for an aggregate of $50,000.

                            SIGNATURE

          In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.




                         By /s/ ANDREW L. SIMON
                           ------------------------------------------
                             Andrew L. Simon
                             President, Chief Executive Officer and Treasurer (principal financial officer)


Date:     March 10, 1997