Form 10QSB
period 1997-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1997-06-11
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended April 30, 1997

[ ]  Transition report pursuant to Section 13 or 15(d) of the Exchange
     Act

     For the transition period from                 to
                                    --------------     ---------------


Commission file number     0-20303
                     ------------------------------------------------------

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Delaware                                 13-2846796
-----------------------------------              ---------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

               P.O. Box 382, Fields Lane, Brewster, New York  10509
---------------------------------------------------------------------------
                     (Address of principal executive offices)

                                (914) 277-8100
---------------------------------------------------------------------------
                          (Issuer's telephone number)


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

Yes____X____ No___________

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes_________ No___________

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 1997: 8,139,322 shares of Common Stock, par value $.0001 per share.

   Transitional Small Business Disclosure Format (check one):

Yes_________ No_____X____

                                PART I

                         FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS.

        The consolidated financial statements for the Company's fiscal quarter ended April 30, 1997 are attached to this Report, commencing at page F-1.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        Until January 1997, the Company's revenues were derived solely from the sale of its Degrees of Reading Power Tests and Degrees of Word Meaning Tests, the sales of ancillary materials, and test scoring and reporting services. Tests are sold pursuant to specific contracts with state and local governments and through catalog sales. With the acquisition of Beck Evaluation & Testing Associates, Inc. ("BETA") as of January 2, 1997, revenues are now also derived from the provision of consulting services to schools and publishers. BETA is a wholly-owned subsidiary of the Company.

RESULTS OF OPERATIONS

        REVENUES. For the three-month period ended April 30, 1997, the Company's total net revenues increased 28.5% versus the comparable 1996 period ($654,656 in 1997 versus $509,470 in 1996). Of this
$145,186 increase in revenues, $99,453 is attributable to revenue generated by BETA and $45,733 is attributable to the Company's core products.

        For the six-month period ended April 30, 1997, the Company's total net revenues increased 23.9% versus the comparable 1996 period ($1,592,167 in 1997 versus $1,285,086 in 1996). Of this $307,081 increase in revenues, $147,890 is attributable to revenues generated by BETA and $159,191 is attributable to the Company's core products.

        For the three-month period ended April 30, 1997, contract income increased 21.8% versus the comparable 1996 period ($73,106 in 1997 versus $60,000 in 1996). For the six-month period ended April 30, 1997, contract income increased 2.2% versus the comparable 1996 period ($539,154 in 1997 versus $527,480 in 1996). Contract income now represents 33.9% of six-month revenues versus 41.1% in the comparable 1996 period. With the acquisition of BETA and the increase in catalog sales for the Company's core products, the Company has become less dependent upon any one major source for its income.

        For the three-month period ended April 30, 1997, catalog sales for shelf tests and associated products increased 7.3% versus the comparable 1996 period ($482,097 in 1997 versus $449,470 in 1996).
For the six-month period ended April 30, 1997, catalog sales increased 19.5% versus the comparable 1996 period ($905,123 in 1997 versus $757,606 in 1996). Catalog sales now represent 56.9% of six-month revenues versus 59.0% in the comparable 1996 period. Management believes that this significant increase in catalog sales is attributable to the continued emphasis by the Company on the marketing and sales effort in this area and the new software products that the Company introduced into the market during the second half of the Company's 1996 fiscal year.

        For the three-month period ended April 30, 1997, consulting revenues of $99,453 were attributable to BETA, which represented 15.2% of second quarter revenues. For the six-month period ended April 30, 1997, consulting revenues were $147,890 or 9.3% of total revenues. There were no comparable revenues in the comparable 1996 periods.

        COSTS AND EXPENSES.  For the three-month period ended April
30, 1997, cost of goods sold increased 89.4% versus the comparable
1996 period ($304,124 in 1997 versus $160,615 in 1996).  For the six-month period ended April 30, 1997, cost of goods sold increased 55.0% versus the comparable 1996 period ($564,236 in 1997 versus $363,961 in 1996). Cost of goods sold as a percentage of sales for the three-month period ended April 30, 1997 increased 15.0% versus the comparable 1996 period (46.5% in 1997 versus 31.5% in 1996). This increase is due to an overall change in product mix between catalog sales, contract income and consulting income and the costs associated with marketing each of these product types.

        For the three-month period ended April 30, 1997, selling expenses increased 24.1% versus the comparable 1996 period ($205,747 in 1997 versus $165,792 in 1996). For the six-month period ended April 30, 1997, selling expenses increased 29.8% versus the comparable 1996 period ($414,979 in 1997 versus $319,820 in 1996).
This increase is primarily attributable to the Company's addition of three educational consultants in the second half of the Company's 1996 fiscal year.

        For the three-month period ended April 30, 1997, general and administrative expenses increased 22.9% versus the comparable 1996 period ($276,896 in 1997 versus $225,254 in 1996). For the six-month period ended April 30, 1997, general and administrative expenses increased by 31.7% versus the comparable 1996 period ($531,748 in 1997 versus $403,724 in 1996). This increase in spending is primarily attributable to professional fees associated with the review of potential acquisition candidates and fees associated with deferred offering expenses in the comparable 1996 period.

        In fiscal year 1996, the Company had product development costs relating to a consumer product which was in development. In late 1996, the product achieved feasibility. Therefore, in accordance with generally accepted accounting principles, the Company is now capitalizing the costs associated with the product prior to its introduction into the marketplace. Accordingly, there is no comparable 1997 expenditure.

        For the three-month period ended April 30, 1997, interest expense increased 41.9% versus the comparable 1996 period ($18,812 in 1997 versus $13,260 in 1996). For the six-month period ended April
30, 1997, interest expense increased by 16.1% ($36,059 in 1997 versus $31,060 in 1996). This increase is attributable to the Company's financing of the BETA acquisition. For the three-month period ended April 30, 1997, investment income decreased 25.0% versus the comparable 1996 period ($34,580 in 1997 versus $46,104 in 1996). For the six-month period ended April 30, 1997, investment income decreased 8.9%
($74,635 in 1997 versus $81,900 in 1996). This decline is due to the maturity of certain investment and the reinvestment of those funds in lower yield instruments. For the three- and six-month periods ended April 30, 1997, the Company experienced a loss on the sale of assets of $3,383 and $15,083, respectively. There were no comparable expenses in the comparable 1996 period.

        NET INCOME AND EARNINGS PER SHARE. For the three-month period ended April 30, 1997, net after-tax loss was ($60,265) versus ($6,438) in the comparable 1996 period. For the six-month period ended April 30, 1997, earnings were 43.1% lower than in the comparable 1996 period ($91,177 in 1997 versus $160,111 in 1996). This decrease is primarily attributable to increased selling and general and administrative expenses.

        For the three-month period ended April 30, 1997, earnings per share were ($0.01) versus $0.00 in 1996. For the six-month period ended April 30, 1997, earnings per share were $.01 in 1997 versus $.02 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital, which consists principally of cash, cash equivalents, marketable securities and accounts receivable, was $3,832,762 on April 30, 1997 versus $4,116,202 on October 31, 1996.
The decrease in working capital is primarily attributable to the payment of the purchase price of BETA.

        For the six-month period ended April 30, 1997, net cash flows from operating activities were $388,984 (versus $422,095 in the comparable 1996 period). Additionally, for the six-month period ended April 30, 1997, the Company invested $238,261 to increase the size of its Test Passage Bank (versus $166,168 in the comparable 1996 period), $52,191 in property, plant and equipment (versus $28,835 in the comparable 1996 period), $106,837 readying its new DRP->BookLink software and BookMatch products for market (versus $56,023 in the comparable 1996 period), $29,900 to purchase the MACULAITIS TEST SERIES (versus no comparable expenditures in the comparable 1996 period) and $143,975 to purchase BETA (versus no comparable expenditures in the comparable 1996 period).

        For the six-month period ended April 30, 1997, the Company had a net cash outflow from financing activities of ($65,026) versus a net cash inflow from financing activities of $412,485 in the comparable 1996 period. The change was primarily due to the acquisitions of BETA and the MACULAITIS TEST SERIES.

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

        On March 27, 1997, the Company entered into a letter of intent to purchase the assets of Programs for Education, Inc. for an aggregate purchase price of $3,200,000. The purchase price is to be paid $2,200,000 at the closing and $1,000,000 over five years, payable quarterly, with interest accruing at 9.0% per annum. The Company will finance the acquisition out of available cash and short-term borrowings, and is in the process of negotiating long-term financing. The Company consummated the acquisition on May 30, 1997.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Statements made in this Quarterly Report on Form 10-QSB, including, without limitation, descriptions of the Company's targets or goals and management's views concerning the Company's pending and proposed projects, prospects and future financial performance contained in this discussion and analysis and elsewhere, constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasts. These risks include, among others: risks and uncertainties relating to government regulation in the educational testing area; increased competition; the ability of the Company to accommodate changes in policy and technology; as well as risks generally associated with educational testing. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                                PART II

                           OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None.


ITEM 2. CHANGES IN SECURITIES

        (a) On March 28, 1997, at the Company's Annual Meeting of Stockholders, the stockholders approved the adoption of various amendments to the Company's By-Laws. The text of the Amendments and a discussion of the effects thereof are set forth in the Company's Proxy Statement, dated March 3, 1997. The Amended and Restated By-Laws have been filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-27659.

        (b)  None.

        (c) As of February 24, 1997, the Company entered into a consulting agreement with Meyers Pollock Robbins, Inc. ("MPR") pursuant to which MPR agreed to perform services to the Company for a term of two years in exchange for 100,000 shares of the Company's Common Stock, par value $0.0001 per share (the "Common Stock") and warrants to purchase up to 250,000 shares of Common Stock at a purchase price equal to the fair market value of the Common Stock on February 24, 1997, or $0.489, which warrants will remain exercisable for a period of five years.

        As of March 6, 1997, the Company entered into a consulting agreement with Jericho State Capital Corp. of Florida ("JSCCF") pursuant to which JSCCF agreed to render assistance and advice to the Company on matters relating to the growth and financing goals of the Company for a term of one year (subject to automatic renewals for additional one-year terms) in exchange for warrants to purchase up to 250,000 shares of Common Stock at a purchase price equal to the fair market value of the Common Stock on March 6, 1997, or $0.50, which warrants will remain exercisable for a period of five years.

        The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in effecting these transactions, as the Company believes each of MPR and JSSCF to be sophisticated investors and there was no general solicitation or advertising.

        The Company is in the process of registering these shares of Common Stock on the Company's Registration Statement on Form S-3 (File No. 333-27659).


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        The Company held its annual meeting of stockholders on March 28, 1997. At the meeting, the stockholders:

  (i) elected Michael D. Beck as a director of the Company by a vote of 12,093,690 votes in favor of his election, with 34,000 votes against and no abstentions and broker non-votes, to serve until the next annual meeting of stockholders;

  (ii) elected Steven R. Berger as a director of the Company by a vote of 12,056,190 votes in favor of his election, with 71,500 votes against and no abstentions and broker non-votes, to serve until the next annual meeting of stockholders;

 (iii) elected Stephen H. Ivens as a director of the Company was approved by a vote of 12,056,190 votes in favor of his election, with 71,500 votes against and no abstentions and broker non-votes, to serve until the next annual meeting of stockholders;

  (iv) elected Michael Milone as a director of the Company by a vote of 12,093,690 votes in favor of his election, with 34,000 votes against and no abstentions and broker non-votes, to serve until the next annual meeting of stockholders;

   (v) elected Andrew L. Simon as a director of the Company by a vote of 12,093,690 votes in favor of his election, with 34,000 votes against and no abstentions and broker non-votes, to serve until the next annual meeting of stockholders;

  (vi) elected Linda G. Straley as a director of the Company by a vote of 12,093,690 votes in favor of her election, with 34,000 votes against and no abstentions and broker non-votes, each to serve until the next annual meeting of stockholders;

 (vii) approved the adoption of the Amendment of Provisions of the By-Laws relating to Stockholder Meetings by a vote of 11,766,983 votes in favor of the proposal, with 204,527 votes against, 22,600 votes abstaining and 133,580 broker non-votes;

(viii) approved the adoption of the Amendment of Provisions of the By-Laws relating to the Board of Directors by a vote of 7,577,552 votes in favor of the proposal, with 67,419 votes against, 23,600 votes abstaining and 4,459,119 broker non-votes;

  (ix) approved the adoption of the Amendment of Provisions of the By-Laws relating to Officers and Other Corporate Matters by a vote of 7,324,372 votes in favor of the proposal, with 80,899 votes against, 183,200 votes abstaining and 4,539,219 broker non-votes;

   (x) approved the adoption of the Amendment of Provisions of the By-Laws relating to Indemnification of Officers and Directors of the Company by a vote of 11,559,111 votes in favor of the proposal, with 243,249 votes against, 191,750 votes abstaining and 133,580 broker non-votes;

  (xi) approved the adoption of the Amendment of Provisions of the By-Laws relating to the Further Amendment of the By-Laws by a vote of 7,124,564 votes in favor of the proposal, with 292,627 votes against, 68,880 votes abstaining and 4,641,619 broker non-votes;

 (xii) ratified the appointment of Lazar, Levine & Company LLP as the independent auditors of the Company by a vote of 12,076,640 votes in favor of the proposal, with 20,150 votes against, 30,900 votes abstaining and no broker non-votes.


ITEM 5. OTHER INFORMATION

        As of March 10, 1997, the Company adopted a Consultants Stock Incentive Plan (the "Plan"), pursuant to which the Company may grant stock options to purchase up to an aggregate of 200,000 shares of Common Stock to consultants or advisors of the Company who are designated as eligible to receive awards under the Plan.

        As of March 11, 1997, the Company entered into a consulting agreement with Michael Milone ("Milone") pursuant to which Milone agreed to perform consulting services to the Company until October 31, 1997 (subject to automatic renewal for successive one-year terms), in exchange for options to purchase up to 30,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on March 11, 1997, which options shall remain exercisable for a period of ten years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

                Exhibit 10.1 -- Agreement, dated as of February 24,
                                1997, between the Company and
                                Meyers Pollock Robbins, Inc.


                Exhibit 10.2 -- Agreement, dated as of March 6,
                                1997, between Jericho State Capital
                                Corp. of Florida and the Company


                Exhibit 10.3 -- Consultants Stock Incentive Plan


                Exhibit 10.4 -- Consulting Agreement, dated as of
                                March 11, 1997, between Michael Milone
                                and the Company


                Exhibit 11   -- Computation of Earnings per Common Share


                Exhibit 27   -- Financial Data Schedule


        (b)  Reports on Form 8-K

             Current Report on Form 8-K, filed April 15, 1997
             (reporting the entrance by the Company into a letter of intent to purchase all of the assets of Programs for Education, Inc.).

                       TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE FISCAL QUARTER ENDED APRIL 30, 1997



   Consolidated Balance Sheets                                      F-1

   Consolidated Statements of Income                                F-3

   Consolidated Statements of Cash Flows                            F-4

   Notes to Consolidated Financial Statements                       F-6


                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                   AND SUBSIDIARY
                                                                      Page 1 of 2
                           CONSOLIDATED BALANCE SHEETS
                                                         April 30,               October 31,
                                                          1 9 9 7                  1 9 9 6
                                                          -------                  -------
        ASSETS
        ------

Current assets:
  Cash and temporary investments                        $1,454,896               $1,049,819
  Marketable securities                                  1,454,325                2,076,158
  Accounts receivable                                      351,066                  567,374
  Inventories                                              216,255                  242,081
  Loan receivable                                          400,000                  400,000
  Prepaid expenses and other current assets                259,363                  123,106
                                                         ---------                ---------

Total current assets                                     4,135,905                4,458,538

Property, plant and equipment - net of
  accumulated depreciation of  $961,248 and
  $909,607, respectively                                 1,762,698                1,795,195

Other assets:
  Test passage bank, net of accumulated
  amortization of $1,041,144 and $907,053,
  respectively                                           2,667,456                2,563,286
Software development costs, net of
  accumulated amortization of $17,972
  and $5,427, respectively                                 231,220                  136,928
Goodwill, net of accumulated amortization
  of $20,780                                               353,287                     --
Other assets                                                50,856                   21,595
                                                        ----------               ----------

     Total assets                                       $9,201,422               $8,975,542
                                                        ==========               ==========

See notes to consolidated financial statements.

                              F - 1
</TABLE

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                   AND SUBSIDIARY
                                                                      Page 2 of 2
                           CONSOLIDATED BALANCE SHEETS

                                                         April 30,               October 31,
                                                          1 9 9 7                  1 9 9 6
                                                          -------                  -------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Current portion of long-term debt                    $   158,623                $    95,500
  Accounts payable and accrued expenses                    144,520                    246,270
  Corporation taxes payable                                     --                        566
                                                        ----------                 ----------

     Total current liabilities                             303,143                    342,336

Long-term debt:
  Long-term debt less current portion                      755,675                    728,250
  Deferred income taxes                                    473,842                    521,221
                                                        ----------                 ----------

     Total liabilities                                   1,532,660                  1,591,807
                                                        ----------                 ----------

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
    authorized, 1,500 issued and outstanding                    --                         --
  Common stock, $.0001 par value, 20,000,000
    authorized, 8,139,322 and 7,789,322 shares issued and
    outstanding                                                814                        779
  Additional paid-in capital                             4,251,299                  4,077,935
  Stock subscription receivable                            (14,350)                   (14,350)
  Unrealized holding gain (loss)                               377                    (20,073)
  Retained earnings                                      3,430,622                  3,339,444
                                                        ----------                 ----------

     Total stockholders' equity                          7,668,762                  7,383,735
                                                        ----------                 ----------

     Total liabilities & stockholders' equity           $9,201,422                 $8,975,542
                                                        ==========                 ==========



See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                   AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME

                                              Six Months Ended                            Three Months Ended
                                                   April 30,                                    April 30,
                                         1 9 9 7             1 9 9 6                   1 9 9 7             1 9 9 6
                                         -------             -------                   -------             -------
Contract income                        $  539,154          $  527,480                $   73,106          $   60,000
Catalog sales                             905,123             757,606                   482,097             449,470
Consulting income                         147,890                  --                    99,453                  --
                                       ----------          ----------                ----------          ----------

Total net revenue                       1,592,167           1,285,086                   654,656             509,470

Cost of goods sold                        564,236             363,961                   304,124             160,615
                                       ----------          ----------                ----------          ----------

Gross profit                            1,027,931             921,125                   350,532             348,855
                                       ----------          ----------                ----------          ----------

Operating expenses:
  Selling expenses                        414,979             319,820                   205,747             165,792
  General and administrative expenses     531,748             403,724                   276,896             225,254
  Product development                          --              21,180                        --              21,180
                                       ----------          ----------                ----------          ----------

Total operating expenses                  946,727             744,724                   482,643             412,226
                                       ----------          ----------                ----------          ----------

Income (loss) from operations              81,204             176,401                  (132,111)            (63,371)

Other income (expense):
  Interest expense                        (36,059)            (31,060)                  (18,812)            (13,260)
  Loss on sale of assets                  (15,083)                 --                    (3,383)                 --
  Investment income                        74,635              81,900                    34,580              46,104
                                        ---------          ----------                ----------           ---------

Income (loss) before income taxes         104,697             227,241                  (119,726)            (30,527)

Income taxes (benefit)                     13,520              67,130                   (59,461)            (24,089)
                                        ---------          ----------                ----------           ---------

Net income (loss)                      $   91,177          $  160,111               $   (60,265)        $    (6,438)
                                       ==========          ==========               ===========         ===========

Weighted average shares outstanding
  Primary                               8,072,618           7,827,429                 8,113,186           7,604,322
  Fully diluted                         8,072,618           7,827,429                 8,113,186           7,604,322
Earnings per share
  Primary                              $      .01          $      .02               $      (.01)        $        --
  Fully diluted                        $      .01          $      .02               $      (.01)        $        --

See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                   AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                                      April 30,
                                                         1 9 9 7                 1 9 9 6
                                                         -------                 -------
OPERATING ACTIVITIES
 Net income                                           $    91,177              $  160,111
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                        236,618                 190,192
     Deferred income taxes                                (47,379)                (40,470)
     Financial advisory services                            2,344                  52,750
     Loss on sale of auto                                  11,700                      --
 Changes in operating assets and liabilities:
   Accounts receivable                                    216,308                  51,502
   Inventories                                             25,826                 (46,942)
   Other current assets                                   (44,851)                119,439
   Accounts payable                                      (102,759)                (64,487)
                                                      -----------              ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES                  388,984                 422,095
                                                      -----------              ----------

INVESTING ACTIVITIES
Acquisition of property, plant and equipment              (52,191)                (28,835)
Test passage bank                                        (238,261)               (166,168)
Software development costs                               (106,837)                (56,023)
Purchase of marketable securities                          (3,797)               (106,102)
Proceeds from sale of marketable securities               646,080                      --
Proceeds from sale of auto                                 10,000                      --
Acquisition of subsidiary                               (143,975)                      --
Acquisition of test                                      (29,900)                      --
                                                      -----------              ----------


NET CASH FLOWS FROM INVESTING ACTIVITIES                  81,119                 (357,128)
                                                      -----------              ----------

FINANCING ACTIVITIES
Principal payments on industrial revenue
 bond obligation                                         (42,014)                 (37,500)
Proceeds from exercise of options                             --                  542,167
Deferred offering costs                                       --                 (144,182)
Proceeds from exercise of warrants                            --                   52,000
Principal payments on long-term debt                     (17,438)                      --
Mortgage costs                                            (4,374)                      --
Organizational expenses of subsidiary                     (1,200)                      --
                                                      -----------              ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 (65,026)                 412,485
                                                      -----------              ----------

NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                            405,077                  477,452

Cash and temporary investments
 at beginning of period                                1,049,819                  617,305
                                                      ----------               ----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                    $1,454,896               $1,094,757
                                                      ==========               ==========

See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                   AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Six Months Ended
                                                                      April 30,
                                                         1 9 9 7                 1 9 9 6
                                                         -------                 -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                       $     32,092             $   31,557
                                                      ============             ==========

  Income taxes paid                                   $     55,167             $   25,000
                                                      ============             ==========

  Stock issued for prepaid consulting costs (Note B)  $     93,750             $       --
                                                      ============             ==========

SUMMARY OF ACQUIRED SUBSIDIARY:
  Assets acquired consisting primarily of Goodwill    $    374,067             $       --
  Liabilities assumed, including cash payment to
   prior shareholders                                     (294,417)                    --
                                                      ------------             ----------

  Fair value of common stock issued                   $     79,650             $       --
                                                      ============             ==========


See notes to consolidated financial statements.

           TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                           AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying financial statements of Touchstone Applied Science Associates, Inc. contain all adjustments necessary to present fairly the Company's financial position as of April 30, 1997 and October 31, 1996 and the results of operations for the six and three months ended April 30, 1997 and 1996 and cash flows for the six months ended April 30, 1997 and 1996.

The results of operations for the six and three months ended
April 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note A to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996 (as amended by amendment number 1 on Form 10-KSB/A-1).

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

            TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                           AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - CONSULTING AGREEMENTS
------------------------------

In February 1997, the Company entered into a written consulting agreement with a financial consulting firm. The consultant is to receive 100,000 shares of the Company's common stock and a warrant to purchase 250,000 shares of the Company's common stock for $0.469 per share for a period of five years, in exchange for consulting services. The cost of these services has been valued at $46,900, the market value for the 100,000 shares on the date of issuance and will be expensed over a period of two years.

In March 1997, the Company entered into a written consulting agreement with a financial consulting firm. The consultant is to receive a warrant to purchase 250,000 shares of the Company's common stock in exchange for consulting services. The warrants are exercisable for $.50 per share for a period of five years.

NOTE C - CONSULTANTS STOCK INCENTIVE PLAN
-----------------------------------------

The Company has adopted a Consultants Stock Incentive Plan (the "Plan") whereby options to purchase up to 200,000 shares of the Company's common stock may be granted to consultants or advisors of the Company. Subject to the terms of the Plan, a committee of the Board of Directors is authorized to select participants and determine the number of shares covered by each option, its exercise price and other terms. The exercise price, however, may not be less than the fair market value of the Company's common stock on the date of the grant.

In March 1997, the Company entered into a consulting agreement with a director of the Company. In exchange for certain consulting services, the Company granted options, under the Plan to purchase 30,000 shares of the Company's common stock. The options are exercisable at $.44 per share.

NOTE D - DIRECTORS' STOCK OPTION
--------------------------------

In March 1997, the Company granted an aggregate of 5,000 options to two nonemployee directors pursuant to its Directors Stock
Option Plan.  The options are exercisable at $.719 per share.

             TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                            AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - ACQUISITION OF ASSETS
------------------------------

In May 1997, a newly formed wholly owned subsidiary of the Company (the "Subsidiary") purchased certain assets of Programs for Education, Inc. In addition to assuming certain liabilities, the Subsidiary purchased the assets for $3,200,000. The purchase price to be paid by the Subsidiary consists of $2,200,000 in cash and a secured promissory note for $1,000,000 bearing interest at a rate of 9% per annum and payable in equal quarterly installments over a five year period. The promissory note is guaranteed by the Company.

NOTE F - EARNINGS PER SHARE
---------------------------

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - Earnings Per Share which changes the method for calculating earnings per share. SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share, as opposed to "primary" and "fully diluted" earnings per share and is effective for periods ending after December 15, 1997. Early adoption is not permitted. Management does not believe that earnings per share reported in accordance with SFAS No. 128 will materially differ from earnings per share as currently reported.

                               SIGNATURE

        In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                       By /s/ ANDREW L. SIMON
                         ----------------------------------------

                           Andrew L. Simon
                           President, Chief Executive Officer and Treasurer (principal financial officer)


Date:   June 11, 1997