Form 10QSB
period 1997-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1997-09-11
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

     For the transition period from                  to
                                    ----------------    ------------

Commission file number     0-20303
                       ---------------------------------------------

             TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
    ----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

               Delaware                               13-2846796
    -----------------------------               --------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

          P.O. Box 382, Fields Lane, Brewster, New York  10509
    ----------------------------------------------------------------
                (Address of principal executive offices)

                              (914) 277-8100
    ----------------------------------------------------------------
                       (Issuer's telephone number)


    ----------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X           No
     ------------         -----------

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

Yes                   No
     -------------        ------------

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of September 8, 1997: 8,139,322 shares of Common Stock, par value
-----------------------------------------------------------------
$.0001 per share.
-----------------

     Transitional Small Business Disclosure Format (check one):
Yes                   No       X
    --------------        -------------

                              PART I

                      FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS.

          The consolidated financial statements for the Company's fiscal quarter ended July 31, 1997 are attached to this Report, commencing at page F-1.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.

          Until January 1997, the Company's revenues were derived solely from the sale of its Degrees of Reading Power tests and Degrees of Word Meaning tests, the sales of ancillary materials, and test scoring and reporting services. Tests are sold pursuant to specific contracts with state and local governments and through catalog sales. With the acquisition of both Beck Evaluation & Testing Associates, Inc. ("BETA") by the Company as of January 2, 1997 and Programs for Education, Inc. by the Company's subsidiary Modern Learning Press, Inc. ("MLP") as of May 30, 1997, revenues are now also derived from custom consulting services and the publication of curriculum and instructional materials. Each of BETA and MLP is a wholly-owned subsidiary of the Company.

RESULTS OF OPERATIONS

          REVENUES. For the three-month period ended July 31, 1997, the Company's total net revenues increased 161.2% versus the comparable 1996 period ($1,472,765 in 1997 versus $563,839 in 1996). Of this $908,926 increase, $80,013 is attributable to the Company's assessment business, $59,119 is attributable to BETA, and $769,794 is attributable to MLP.

          For the nine-month period ended July 31, 1997, the Company's total net revenues increased 65.8% versus the comparable 1996 period ($3,064,932 in 1997 versus $1,848,925 in
1996). Of this $1,216,007 increase, $239,204 is attributable to the Company's assessment business, $207,009 is attributable to BETA, and $769,794 is attributable to MLP.

          For the three-month period ended July 31, 1997, contract income for tests decreased 29.5% versus the comparable 1996 period ($34,088 in 1997 versus $48,361 in 1996). For the nine-month period ended July 31, 1997, contract income was essentially flat versus the comparable year ago period ($573,242 in 1997 versus $575,841 in 1996). Contract income now represents 18.7% of revenues for the nine-month period versus 31.2% in the comparable 1996 period. With the acquisition of BETA and MLP and the increase in catalog sales for the Company's core products, the Company has become less dependent upon any one major customer for its income.

          For the three-month period ended July 31, 1997, income from catalog shelf tests and associated products increased 18.3% versus the comparable 1996 period ($609,764 in 1997 versus $515,478 in 1996). For the nine-month period ended July 31, 1997, catalog sales increased 19.0% versus the comparable 1996 period ($1,514,887 in 1997 versus $1,273,084 in 1996).
Management believes that this significant increase in catalog sales is attributable to the continued emphasis by the Company on marketing and sales in this area.

          For the three-month period ended July 31, 1997, consulting revenues from BETA were $59,119. For the nine-month period ended July 31, 1997, consulting revenues from BETA were $207,009. There were no such revenues in the comparable 1996 period.

          For the three-month and nine-month periods ended July
31, 1997, revenues from MLP were $769,794. There were no such revenues in the comparable 1996 periods.

          COSTS AND EXPENSES. For the three-month period ended July 31, 1997, cost of goods sold increased by 147.9% versus the comparable 1996 period ($412,874 in 1997 versus $166,524 in 1996). Cost of goods sold is now 28.0% of third quarter revenues versus 29.5% in the comparable 1996 period. For the nine-month period ended July 31, 1997, cost of goods increased 84.2% versus the comparable 1996 period ($977,110 in 1997 versus $530,485 in 1996). For the nine-month period, cost of goods sold is now 31.9% of nine-month revenues versus 28.7% in the comparable 1996 period. Management believes that the change in product mix and seasonal nature of sales of the Company's core products are responsible for the changing percentages as year-to-year revenue streams are not comparable.

          For the three-month period ended July 31, 1997, selling expenses increased by 30.1% versus the comparable 1996 period ($232,262 in 1997 versus $178,587 in 1996). For the nine-month period ended July 31, 1997, selling expenses increased by 29.9% versus the comparable 1996 period ($647,241 in 1997 versus $498,407 in 1996). This increase is due to selling activities associated with MLP as well as the addition of three educational consultants in the fourth quarter of fiscal 1996.

          For the three-month period ended July 31, 1997, general and administrative expenses increased by 127.0% versus the comparable 1996 period ($528,943 in 1997 versus $232,971 in 1996). For the nine-month period ended July 31, 1997, general and administrative expenses increased 66.6% versus the comparable 1996 period ($1,060,691 in 1997 versus $636,695 in 1996). The significant portion of this increase relates to costs associated with the Company's acquisition of BETA and Programs for Education, Inc.

          In fiscal 1996, the Company had product development costs relating to a consumer product that was under development. In late 1996, the product achieved feasibility. Therefore, in accordance with generally accepted accounting principles, the Company is now capitalizing the costs associated with the product prior to its introduction into the marketplace. Accordingly, there is no comparable 1997 expenditure.

          For the three-month period ended July 31, 1997, interest expense increased 130.7% versus the comparable 1996 period ($37,020 in 1997 versus $16,048 in 1996). For the nine-month period ended July 31, 1997, interest expense increased
55.1% versus the comparable 1996 period ($73,079 in 1997 versus $47,108 in 1996). This increase is attributable to the financing of both the BETA and Programs for Education, Inc. acquisitions.
For the three-month period ended July 31, 1997, investment income decreased 54.4% versus the comparable 1996 period ($20,062 in 1997 versus $43,978 in 1996). For the nine-month period ended
July 31, 1997, investment income decreased 24.8% versus the comparable 1996 period ($94,697 in 1997 versus $125,878 in 1996).
This decline is primarily due to the reallocation of resources that were invested in the acquisition of BETA and Programs for Education, Inc.

          NET INCOME AND EARNINGS PER SHARE. For the three-month period ended July 31, 1997, the Company had income from operations, exclusive of a partial write-off of purchased goodwill and bad debt expense, of $298,686 versus a ($42,481) loss in the comparable 1996 period. For the nine-month period ended July 31, 1997, the Company had income from operations, exclusive of a partial write-off of purchased goodwill and bad debt expense, of $379,890 versus $133,920 in the comparable 1996 period. For the three-month period ended July 31, 1997, net after-tax loss was ($1,660,969) versus a ($673) loss for the comparable 1996 period. For the nine-month period ended July 31, 1997, net after-tax loss was ($1,569,790) versus net income of $159,438 in the comparable 1996 period. These decreases are attributable to the write-off of purchased goodwill associated with the acquisitions of BETA and Programs for Education, Inc., as required under generally accepted accounting principles, and the establishment of a reserve for the full loss of the NASD-approved Harriman loan, which is now past due, both of which occurred in the fiscal quarter ended July 31, 1997. The write-off of goodwill and the creation of a bad debt reserve were non-recurring items, and management believes that the results of operations for the Company's businesses are stronger than they were for comparable periods last year.

          For the three-month period ended July 31, 1997, earnings (loss) per share were ($0.20) versus $0.0 for the comparable 1996 period. For the nine-month period ended July 31, 1997, earnings (loss) per share were ($0.20) versus $0.02 in the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

          Working capital, which consists principally of cash, cash equivalents, marketable securities, accounts receivable and inventories, was $1,386,980 on July 31, 1997 versus $4,116,202 on October 31, 1996. The decrease in working capital is primarily attributable to cash expenditures made in connection with the acquisitions of BETA and Programs for Education, Inc.

          For the nine-month period ended July 31, 1997, net cash flows from operating activities were $670,436 versus $516,025 in the comparable 1996 period. Additionally, for the nine-month period ended July 31, 1997, the Company invested $352,092 to increase the size of its Test Passage Bank (versus $253,804 in the comparable 1996 period), $77,309 in property, plant and equipment (versus $45,477 in the comparable 1996 period), $170,846 readying its new DRP-->BookLink software product and BookMatch product for market (versus $94,239 in the comparable 1996 period), $29,900 to purchase the Maculaitis Test Series (versus no comparable expenditures in the comparable 1996 period) and $2,247,945 to purchase BETA and Programs for Education, Inc. (versus no comparable expenditures in the comparable 1996 period).

          For the nine-month period ended July 31, 1997, the Company had a net cash inflow from financing activities of $667,564, as compared to a net cash inflow from financing activities of $413,439 for the comparable 1996 period. The net cash inflow for these activities was primarily due to build-up of debt to pay for the acquisitions of BETA, the Maculaitis Test Series, and Programs for Education, Inc.

          In November 1996, the Company refinanced its second mortgage for the addition to its facility which was completed in 1991. Both the first and second mortgages are due in 2001. On July 15, 1997, the Company signed a letter of intent with Middletown Savings Bank to remortgage its facilities in the amount of $1,800,000. These transactions were closed on August 28, 1997. Proceeds from this transaction were used to retire its first and second mortgages with the Bank of New York and retire certain short-term debt associated with the acquisition of Programs for Education, Inc. The Company has certain debt obligations in connection with the acquisition of BETA and Programs for Education, Inc. which management believes can be financed from the cash flow from operations. The Company has no other material commitments for capital or other capital expenditures and is not party to any arrangement that would adversely impact the Company's liquidity.

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

          (a)  None.

          (b)  None.

          (c)  None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


               Exhibit 11  --  Computation of Earnings per Common Share


               Exhibit 27  --  Financial Data Schedule (electronic filing only)


          (b)  Reports on Form 8-K

               Current Report on Form 8-K, filed June 16, 1997
               (reporting the acquisition by Modern Learning
               Press, Inc., the Company's wholly-owned
               subsidiary, of all of the assets of Programs for Education, Inc.).

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE FISCAL QUARTER ENDED JULY 31, 1997



     Consolidated Balance Sheets                              F-1

     Consolidated Statements of Income                        F-3

     Consolidated Statements of Cash Flows                    F-4

     Notes to Consolidated Financial Statements               F-6


                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                            AND SUBSIDIARIES
                                                              Page 1 of 2
                      CONSOLIDATED BALANCE SHEETS

                                                 July 31,         October 31,
                                                 1 9 9 7            1 9 9 6
                                                 -------            -------
     ASSETS
     ------

Current assets:
   Cash and temporary investments            $    462,875         $1,049,819
   Marketable securities                        1,156,765          2,076,158
   Accounts receivable                            931,082            567,374
   Inventories                                    332,020            242,081
   Loan receivable                                     --            400,000
   Prepaid expenses and other current assets      364,680            123,106
                                              -----------         ----------

     Total current assets                       3,247,422          4,458,538

Property, plant and equipment - net of
   accumulated depreciation of $995,388 and
   $909,607, respectively                       1,764,518          1,795,195

Other assets:
   Test passage bank, net of accumulated
     amortization of $1,108,190 and $907,053,
     respectively                                2,714,242         2,563,286
   Software development costs, net of
     accumulated amortization of  $24,245
     and $5,427, respectively                      288,956           136,928
   Goodwill, net of accumulated amortization
     of $41,789                                    820,468                --
   Noncompete agreements, net of accumulated
     amortization of $11,905                       488,095                --
   Other assets                                     58,700            21,595
                                                ----------        ----------

     Total assets                               $9,382,401        $8,975,542
                                                ==========        ==========


See notes to consolidated financial statements.

                         F-1

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                            AND SUBSIDIARIES
                                                               Page 2 of 2

                      CONSOLIDATED BALANCE SHEETS

                                                 July 31,         October 31,
                                                1 9 9 7             1 9 9 6
                                                -------             -------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Current portion of long-term debt          $   370,438        $    95,500
  Loan payable                                   780,995                 --
  Accounts payable and accrued expenses          709,009            246,270
  Corporation taxes payable                           --                566
                                             -----------        -----------

    Total current liabilities                  1,860,442            342,336

Long-term debt:
  Long-term debt less current portion          1,504,456            728,250
  Deferred income taxes                            5,440            521,221
                                             -----------        -----------


    Total liabilities                          3,370,338          1,591,807
                                             -----------        -----------

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 1,500 issued and outstanding           --                 --
  Common stock, $.0001 par value, 20,000,000
   authorized, 8,139,322 and 7,789,322 shares
   issued and outstanding                            814                779
  Additional paid-in capital                   4,251,299          4,077,935
  Stock subscription receivable                  (14,350)           (14,350)
  Unrealized holding gain (loss)                   4,646            (20,073)
  Retained earnings                            1,769,654          3,339,444
                                             -----------        -----------

    Total stockholders' equity                 6,012,063          7,383,735
                                             -----------        -----------

    Total liabilities & stockholders' equity  $9,382,401         $8,975,542
                                             ===========        ===========




See notes to consolidated financial statements.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                            AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)

                                           Nine Months Ended             Three Months Ended
                                                July 31,                       July 31,
                                          1 9 9 7       1 9 9 6         1 9 9 7        1 9 9 6
                                          -------       -------         -------        -------

Contract income                       $   573,242     $   575,841   $     34,088    $    48,361
Catalog sales                           1,514,887       1,273,084        609,764        515,478
Consulting income                         207,009              --         59,119             --
Catalog sales - MLP                       769,794              --        769,794             --
                                      -----------     -----------   ------------    -----------

Total net revenue                       3,064,932       1,848,925      1,472,765        563,839

Cost of goods sold                        977,110         530,485        412,874        166,524
                                      -----------     -----------   ------------    -----------

Gross profit                            2,087,822       1,318,440      1,059,891        397,315
                                      -----------     -----------   ------------    -----------

Operating expenses:
  Selling expenses                        647,241         498,407        232,262        178,587
  General and administrative expenses   1,060,691         636,695        528,943        232,971
  Bad debt expense                        405,000              --        405,000             --
  Impairment of goodwill                1,979,755              --      1,979,755             --
  Product development                          --          49,418             --         28,238
                                        -----------     -----------   ------------    -----------


Total operating expenses                4,092,687       1,184,520      3,145,960        439,796
                                      -----------     -----------   ------------    -----------

Income (loss) from operations          (2,004,865)        133,920     (2,086,069)       (42,481)

Other income (expense):
  Interest expense                        (73,079)        (47,108)       (37,020)       (16,048)
  Investment income                        94,697         125,878         20,062         43,978
  Loss on sale of assets                  (15,083)             --             --             --
                                        -----------     -----------   ------------    -----------

Income (loss) before income taxes      (1,998,330)        212,690     (2,103,027)       (14,551)

Income taxes (benefit)                   (428,540)         53,252       (442,058)       (13,878)
                                      -----------     -----------   ------------    -----------

Net income (loss)                     $(1,569,790)     $  159,438    $(1,660,969)    $     (673)
                                      ===========     ===========   ============    ===========

Weighted average shares outstanding
  Primary                               8,047,410       7,868,555      8,139,322      7,868,555
  Fully diluted                         8,047,410       7,868,555      8,139,322      7,868,555

Earnings per share
  Primary                             $      (.20)     $      .02  $        (.20)    $       --
  Fully diluted                       $      (.20)     $      .02  $        (.20)    $       --

See notes to consolidated financial statements.


                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                        Nine Months Ended
                                                             July 31,
                                                       1 9 9 7       1 9 9 6
                                                      -------       -------
OPERATING ACTIVITIES
  Net income                                        $(1,569,790)  $   159,438
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                      380,946       286,913
     Deferred income taxes                             (515,781)      (60,706)
     Financial advisory services                         15,611        79,125
     Loss on sale of assets                              12,289            --
     Impairment of Goodwill                           1,979,755            --
     Bad debt expense                                   400,000            --
  Changes in operating assets and liabilities:
     Accounts receivable                               (257,548)        3,596
     Inventories                                         36,031       (36,601)
     Other current assets                                38,477       119,222
     Accounts payable                                   150,446       (34,962)
                                                    -----------   -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES                670,436       516,025
                                                    -----------   -----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment          (77,309)      (45,477)
  Test passage bank                                    (352,092)     (253,804)
  Software development costs                           (170,846)      (94,239)
  Purchase of marketable debt securities                 (3,797)     (108,633)
  Proceeds from the sale of marketable securities       946,945            --
  Proceeds from the sale of assets                       10,000            --
  Acquisition of subsidiaries                        (2,247,945)           --
  Acquisition of test                                   (29,900)           --
                                                    -----------   -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES             (1,924,944)     (502,153)
                                                    -----------   -----------

FINANCING ACTIVITIES
  Principal payments on industrial revenue
   bond obligation                                      (98,856)      (51,250)
  Deferred offering costs                                    --      (164,478)
  Proceeds from exercise of options                          --       577,167
  Proceeds from exercise of warrants                         --        52,000
  Net proceeds from loan payable                        780,995            --
  Mortgage costs                                        (13,374)           --
  Organizational expenses of subsidiary                  (1,201)           --
                                                    -----------   -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                667,564       413,439
                                                    -----------   -----------

See notes to consolidated financial statements.



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                            AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                        Nine Months Ended
                                                             July 31,
                                                       1 9 9 7       1 9 9 6
                                                       -------       -------


NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                      $  (586,944)   $   427,311

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                             1,049,819        617,305
                                                   -----------    -----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                 $   462,875     $1,044,616
                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $    47,914   $     47,636
                                                   ===========    ===========

  Income taxes paid                                $    99,337   $     29,000
                                                   ===========    ===========

  Stock issued for prepaid consulting costs        $    99,750   $         --
                                                   ===========    ===========

See notes to consolidated financial statements.


		TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                            AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying financial statements of Touchstone Applied Science Associates, Inc. contain all adjustments necessary to present fairly the Company's financial position as of July 31, 1997 and October 31, 1996 and the results of operations for the nine and three months ended July 31, 1997 and 1996 and cash flows for the nine months ended July 31, 1997 and 1996.

The results of operations for the nine and three months ended July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note A to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996 (as amended by amendment number 1 on Form 10-KSB/A-1).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Beck Evaluation & Testing Associates, Inc. ("BETA") and Modern Learning Press, Inc. ("MLP"). All material intercompany transactions have been eliminated in consolidation.

Goodwill
--------

Included in the purchase of the Company's subsidiaries is goodwill totaling $374,067 for BETA and $2,467,945 for MLP. This goodwill is being amortized
over a period of six years.   In July 1997, the Company deemed goodwill
purchased in the MLP transaction totaling $1,979,755 to be impaired. The Company will continue to evaluate goodwill for potential impairment.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                            AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - ACQUISITION OF ASSETS
------------------------------

In May 1997, a newly formed wholly owned subsidiary of the Company (the "Subsidiary") purchased certain assets of Programs for Education, Inc.
In addition to assuming certain liabilities, the Subsidiary purchased the assets for $3,200,000. The purchase price paid by the Subsidiary consisted of $2,200,000 in cash and a secured promissory note for $1,000,000 bearing interest at a rate of 9% per annum and payable in equal quarterly installments over a five year period. The promissory note is guaranteed by the Company. Among other provisions, the purchase includes a noncompete agreement with the previous owner. Additionally, MLP was required to pay at the closing consulting fees for a period of one year and is required to pay a bonus totaling approximately $253,825 and royalties to the previous owner.

NOTE C - LOAN RECEIVABLE
------------------------

In May 1997, the Harriman Group, Inc. ("HGI") defaulted on its loan to the Company. Upon review of the financial condition of HGI in June 1997, the Company determined the remaining principal and accrued interest totaling $405,000 was uncollectible.

NOTE D - LOAN PAYABLE
---------------------

In May 1997, the Company borrowed $989,716 by margining its investment account. Borrowings on this account, which totaled $780,995 at July 31, 1997, incurred interest at the rate of 7 5/8% and was collateralized by the bonds held in the brokerage account.

NOTE E - NOTE PAYABLE TO BANK
-----------------------------

In August 1997, the Company remortgaged its facilities for $1,800,000. Borrowings on the mortgage incur interest at the rate of 8 1/8% per annum. The mortgage is to be repaid through monthly payments with the balance of the mortgage due in 2007. Proceeds from the mortgage, were used to retire the first and second mortgages held by the Bank of New York and certain short-term debt (Note D ) associated with the acquisition of MLP. In addition, there is a provision for a $300,000 working capital line of credit. Borrowings under the line of credit incur interest at the rate of 1/2% over prime.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                            AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES,
                         INC.



                         By /s/ ANDREW L. SIMON
                            -----------------------------------
                             Andrew L. Simon
                             President, Chief Executive Officer
                             and Treasurer
                             (principal financial officer)


Date:     September 11, 1997