Form 10QSB/A
period 1997-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1998-01-28
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             FORM 10-QSB/A-1

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1997

     Transition report pursuant to Section 13 or 15(d) of the Exchange Act

     For the transition period from ________________ to ______________


Commission file number     0-20303
                         ----------------------------------

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
               -------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Delaware                                 13-2846796
  -------------------------------              ----------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

       P.O. Box 382, Fields Lane, Brewster, New York  10509
       ----------------------------------------------------
             (Address of principal executive offices)

                          (914) 277-8100
                   ----------------------------
                   (Issuer's telephone number)


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

Yes       X           No
         ---

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

Yes                 No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of January 14, 1998:  8,489,322 shares of Common Stock, par value
-----------------------------------------------------------------
$.0001 per share.
-----------------

     Transitional Small Business Disclosure Format (check one):
Yes_________   No       X
                       ---

          The Registrant hereby amends and restates Part I in its entirety and Part II, Item 6 of its Quarterly Report for the fiscal quarter ended July 31, 1997 as follows:

                              PART I

                      FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS.

          The consolidated financial statements for the Company's fiscal quarter ended July 31, 1997, as amended and restated, are attached to this Report, commencing at page F-1.

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

          Management's Discussion and Analysis or Plan of Operation, as originally set forth in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1997, is hereby amended and restated as follows to reflect the inclusion of a $73,774 item in cost of goods sold for MLP, which item was mistakenly omitted in the process of applying of the Company's accounting and bookkeeping system to the procedures previously utilized by Programs for Education, Inc. prior to its acquisition by MLP. Such item, as now properly included, has resulted in an increase in cost of goods sold and an increase in the loss for operations for the quarter by such amount.

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

          COSTS AND EXPENSES. For the three-month period ended July 31, 1997, cost of goods sold increased by 192.2% versus the comparable 1996 period ($486,648 in 1997 versus $166,524 in 1996). Cost of goods sold is now 33.0% of third quarter revenues versus 29.5% in the comparable 1996 period. For the nine-month period ended July 31, 1997, cost of goods increased 98.1% versus the comparable 1996 period ($1,050,884 in 1997 versus $530,485 in 1996). For the nine-month period, cost of goods sold is now 34.3% of nine-month revenues versus 28.7% in the comparable 1996 period. Management believes that the change in product mix and seasonal nature of sales of the Company's core products are responsible for the changing percentages as year-to-year revenue streams are not comparable.

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

          NET INCOME AND EARNINGS PER SHARE. For the three-month period ended July 31, 1997, the Company had income from operations, exclusive of a partial write-off of purchased goodwill and bad debt expense, of $224,912 versus a ($42,481) loss in the comparable 1996 period. For the nine-month period ended July 31, 1997, the Company had income from operations, exclusive of a partial write-off of purchased goodwill and bad debt expense, of $306,116 versus $133,920 for the comparable 1996 period. For the three-month period ended July 31, 1997, net after-tax loss was ($1,705,455) versus a ($673) loss for the comparable 1996 period. For the nine-month period ended July 31, 1997, net after-tax loss was ($1,613,476) versus net income of $159,438 in the comparable 1996 period. These decreases are attributable to the write-off of purchased goodwill associated with the acquisitions of BETA and Programs for Education, Inc., as required under generally accepted accounting principles, and the establishment of a reserve for the full loss of the NASD-approved Harriman loan, which is now past due, both of which occurred in the fiscal quarter ended July 31, 1997. The write-off of goodwill and the creation of a bad debt reserve were non-recurring items, and management believes that the results of operations for the Company's businesses are stronger than they were for comparable periods last year.

          For the three-month period ended July 31, 1997, earnings (loss) per share were ($0.21) versus $0.00 for the comparable 1996 period. For the nine-month period ended July 31, 1997, earnings (loss) per share were ($0.20) versus $0.02 in the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

          Working capital, which consists principally of cash, cash equivalents, marketable securities, accounts receivable and inventories, was $1,343,294 on July 31, 1997 versus $4,116,202 on October 31, 1996. The decrease in working capital is primarily attributable to cash expenditures made in connection with the acquisitions of BETA and Programs for Education, Inc.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


          Exhibit 11  --  Amended Computation of Earnings per Common Share


          Exhibit 27  --  Amended Financial Data Schedule (electronic
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

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     FOR THE FISCAL QUARTER ENDED JULY 31, 1997,
                              AS AMENDED AND RESTATED



         Consolidated Balance Sheets                              F-1

         Consolidated Statements of Income                        F-3

         Consolidated Statements of Cash Flows                    F-4

         Notes to Consolidated Financial Statements               F-6


                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES
                                                                   Page 1 of 2
                          CONSOLIDATED BALANCE SHEETS
                                                    July 31,       October 31,
                                                    1 9 9 7          1 9 9 6
                                                    -------          -------

ASSETS
------

Current assets:
  Cash and temporary investments                $    462,875       $1,049,819
  Marketable securities                            1,156,765        2,076,158
  Accounts receivable                                931,082          567,374
  Inventories                                        332,020          242,081
  Loan receivable                                         --          400,000
  Prepaid expenses and other current assets          394,768          123,106
                                                     -------          -------

Total current assets                               3,277,510        4,458,538

Property, plant and equipment - net of
 accumulated depreciation of  $995,388 and
 $909,607, respectively                            1,764,518        1,795,195

Other assets:
  Test passage bank, net of accumulated
    amortization of  $1,108,190 and $907,053,
    respectively                                   2,714,242        2,563,286
  Software development costs, net of
    accumulated amortization of  $24,245
    and $5,427, respectively                         288,956          136,928
  Goodwill, net of accumulated amortization
    of $41,789                                       820,468               --
  Noncompete agreements, net of accumulated
    amortization of $11,905                          488,095               --
  Other assets                                        58,700           21,595
                                                      ------           ------

Total assets                                      $9,412,489       $8,975,542
                                                  ==========       ==========



See notes to consolidated financial statements.



                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES
                                                                  Page 2 of 2
                          CONSOLIDATED BALANCE SHEETS

                                                    July 31,       October 31,
                                                    1 9 9 7          1 9 9 6
                                                    -------          -------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of long-term debt              $   370,438       $    95,500
  Loan payable                                       780,995                --
  Accounts payable and accrued expenses              782,783           246,270
  Corporation taxes payable                               --               566
                                                     -------           -------

    Total current liabilities                      1,934,216           342,336

Long-term debt:
  Long-term debt less current portion              1,504,456           728,250
  Deferred income taxes                                5,440           521,221

    Total liabilities                              3,444,112         1,591,807
                                                   ---------         ---------

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
    authorized, 1,500 issued and outstanding              --                --
  Common stock, $.0001 par value, 20,000,000
    authorized, 8,139,322 and 7,789,322 shares
    issued and outstanding                               814               779
  Additional paid-in capital                       4,251,299         4,077,935
  Stock subscription receivable                      (14,350)          (14,350)
  Unrealized holding gain (loss)                       4,646           (20,073)
  Retained earnings                                1,725,968         3,339,444
                                                   ---------         ---------

    Total stockholders' equity                     5,968,377         7,383,735
                                                   ---------         ---------

    Total liabilities & stockholders' equity      $9,412,489        $8,975,542
                                                  ==========        ==========





See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                         Nine Months Ended         Three Months Ended
                                           July 31,                      July 31,
                                      1 9 9 7        1 9 9 6      1 9 9 7     1 9 9 6
                                      -------        -------      -------     -------

Contract income                        $  573,242  $  575,841  $    34,088  $   48,361
Catalog sales                           1,514,887   1,273,084      609,764     515,478
Consulting income                         207,009          --       59,119          --
Catalog sales - MLP                       769,794          --      769,794          --
                                       ----------   ---------    ---------   ---------

Total net revenue                       3,064,932   1,848,925    1,472,765     563,839

Cost of goods sold                      1,050,884     530,485      486,648     166,524
                                       ----------   ---------    ---------   ---------

Gross profit                            2,014,048   1,318,440      986,117     397,315
                                       ----------   ---------    ---------   ---------

Operating expenses:
  Selling expenses                        647,241     498,407      232,262     178,587
  General and administrative expenses   1,060,691     636,695      528,943     232,971
  Bad debt expense                        405,000          --      405,000          --
  Impairment of goodwill                1,979,755          --    1,979,755          --
  Product development                          --      49,418           --      28,238
                                       ----------   ---------    ---------    --------

Total operating expenses                4,092,687   1,184,520    3,145,960     439,796
                                       ----------   ---------    ---------    --------

Income (loss) from operations          (2,078,639)    133,920   (2,159,843)    (42,481)

Other income (expense):
  Interest expense                        (73,079)    (47,108)     (37,020)    (16,048)
  Investment income                        94,697     125,878       20,062      43,978
  Loss on sale of assets                  (15,083)         --           --          --
                                       ----------   ---------    ---------    --------

Income (loss) before income taxes      (2,072,104)    212,690   (2,176,801)    (14,551)

Income taxes (benefit)                   (458,628)     53,252      472,146)    (13,878)
                                       ----------   ---------    ---------    --------

Net income (loss)                     $(1,613,476) $  159,438  $(1,704,655)  $    (673)
                                       ===========  =========    =========    ========

Weighted average shares outstanding
  Primary                               8,047,410   7,868,555    8,139,322   7,868,555
  Fully diluted                         8,047,410   7,868,555    8,139,322   7,868,555

Earnings per share
  Primary                             $      (.20) $      .02  $      (.21) $       --
  Fully diluted                       $      (.20) $      .02  $      (.21) $       --


See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                       Nine Months Ended
                                                            July 31,
                                                    1 9 9 7        1 9 9 6
                                                    -------        -------
OPERATING ACTIVITIES
  Net income                                    $(1,613,476)     $  159,438
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                  380,946        286,913
     Deferred income taxes                         (515,781)       (60,706)
     Financial advisory services                     15,611         79,125
     Loss on sale of assets                          12,289             --
     Impairment of Goodwill                       1,979,755             --
     Bad debt expense                               400,000             --
  Changes in operating assets and liabilities:
    Accounts receivable                            (257,548)         3,596
    Inventories                                      36,031        (36,601)
    Other current assets                              8,389        119,222
    Accounts payable                                224,220        (34,962)
                                                 ----------       --------

NET CASH FLOWS FROM OPERATING ACTIVITIES            670,436        516,025
                                                 ----------       --------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment      (77,309)       (45,477)
  Test passage bank                                (352,092)      (253,804)
  Software development costs                       (170,846)       (94,239)
  Purchase of marketable debt securities             (3,797)      (108,633)
  Proceeds from the sale of marketable securities   946,945             --
  Proceeds from the sale of assets                   10,000             --
  Acquisition of subsidiaries                    (2,247,945)            --
  Acquisition of test                               (29,900)            --
                                                 ----------       --------

  NET CASH FLOWS FROM INVESTING ACTIVITIES       (1,924,944)      (502,153)
                                                 ----------       --------

FINANCING ACTIVITIES
  Principal payments on industrial revenue
    bond obligation                                 (98,856)       (51,250)
  Deferred offering costs                                --       (164,478)
  Proceeds from exercise of options                      --        577,167
  Proceeds from exercise of warrants                     --         52,000
  Net proceeds from loan payable                    780,995             --
  Mortgage costs                                    (13,374)            --
  Organizational expenses of subsidiary              (1,201)            --
                                                 ----------       --------

  NET CASH FLOWS FROM FINANCING ACTIVITIES          667,564        413,439
                                                 ----------       --------

See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                            July 31,
                                                    1 9 9 7        1 9 9 6
                                                    -------        -------

NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                   $  (586,944)     $  427,311
CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                          1,049,819         617,305
                                                 ----------       ---------
CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                              $   462,875      $1,044,616
                                                 ==========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                 $    47,914      $   47,636
                                                 ==========       =========
  Income taxes paid                             $    99,337      $   29,000
                                                 ==========       =========
  Stock issued for prepaid consulting costs     $    99,750      $       --
                                                 ==========       =========






















See notes to consolidated financial statements.

                                     F - 5

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


Date:     January 26, 1998