Form 10KSB
period 1997-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1998-01-29
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-KSB
(Mark One)
    [X]  Annual report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
    For the fiscal year ended October 31, 1997
    [ ]  Transition report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934
    For the transition period from ________ to ________
    Commission file number   0-20303
                           -------------

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                -------------------------------------------
              (Name of small business issuer in its charter)

            Delaware                                  13-2846796
          -------------                            --------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

4 Hardscrabble Heights, P.O. Box 382, Brewster, NY       10509
--------------------------------------------------     ----------
   (Address of principal executive offices)            (Zip Code)

                            (914) 277-8100
                            --------------
         (Issuer's telephone number, including area code)

 Securities registered under Section 12(b) of the Exchange Act: None.
                                                                ----
  Securities registered under Section 12(g) of the Exchange Act:

                                              Name of Each Exchange
     Title of Each Class                       on Which Registered
     -------------------                      ---------------------

     Common Stock, $.0001 par value                   NASDAQ
     ------------------------------                   ------


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

          State issuer's revenues for its most recent fiscal year: $4,587,633 for the fiscal year ended October 31, 1997.

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,877,267 as of December 31, 1997.
The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

              (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                       DURING THE PAST FIVE YEARS)
          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan
confirmed by a court.    Yes            No

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1997, 8,489,322 shares of Common Stock, par value $.0001 per share.

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

          Transitional Small Business Disclosure Format (check one):
Yes         No   X

                                 PART I

Item 1.   DESCRIPTION OF BUSINESS

OVERVIEW

          Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") provides the educational market with selected learning, assessment and evaluation tools. The Company develops, publishes, and distributes a highly regarded, proprietary line of reading tests, and also designs tests specifically to meet clients' measurement specifications. Through its wholly-owned subsidiary, Modern Learning Press, Inc., a Delaware corporation ("MLP"), the Company designs, publishes and distributes affordable "consumable" student workbooks for grades K-4, and creates and publishes books and pamphlets for elementary school teachers and parents. In conjunction with Yale University's Gesell Institute, MLP has published a line of books on the Gesell child development scales, a predictor of a young child's readiness to start kindergarten.
The Company's wholly-owned subsidiary, Beck Evaluation & Testing Associates, Inc., a New York corporation ("BETA"), designs tests and evaluates assessment needs for schools, school districts and test and textbook publishers.

          The Company's reading comprehension tests are based on its internally developed assessment methodology called the Degrees of Reading Power(R) ("DRP"). It publishes and sells its DRP(R) tests to over 3,400 elementary and secondary schools, colleges and universities throughout the United States and Canada. The Company was initially founded to perform research for other organizations under contract. The College Board marketed many of the Company-developed products, including the Company's DRP test products, until July 1988, at which time the Company acquired the intellectual property rights to the DRP test products.

          Based on its proprietary Degrees of Reading Power methodology, the Company's products measure an individual student's reading ability in a non-culturally biased manner and allow tracking of an individual's reading development over time. TASA's DRP tests have been adopted by the New York State Board of Regents and by the educational departments of each of Connecticut and Virginia. Numerous individual school districts in the United States and Canada have also adopted these tests either to be given in certain grades or as a general measurement of a student's progress. In 1997, management estimates that over 4 million DRP tests were administered in the United States and Canada in either the test's secure form or in "shelf" form from the Company's catalogs. Management anticipates that the Company will introduce a computer-based DRP test product in the first half of the 1998 calendar year, which the Company believes will be of substantial interest to schools, as well as to a new market made up of private-sector and governmental clients.

          Prior to the fiscal year ended October 31, 1997 ("Fiscal 1997"), substantially all of the Company's revenues were derived from the publishing and sale of DRP test products and the provision of related services, such as test scoring. Effective as of January 2, 1997, the Company purchased all of the outstanding capital stock of BETA, and, effective as of May 30, 1997, MLP purchased substantially all of the operating assets of Programs for Education, Inc. In addition, during Fiscal 1997, the Company purchased the Maculaitis test series, a test designed to evaluate comprehension of English as a second language ("ESL"). TASA has also developed and introduced computerized and Internet-based products and services, such as DRP-->BOOKLINK(TP) and BookMatch(TP), which are available to schools and subscribers either by floppy disks or through the Company's Internet website.

          The Company was incorporated in the State of New York in 1976 and, in 1991, changed its corporate domicile to Delaware. It became a public company in 1992. TASA's corporate headquarters are located at 4 Hardscrabble Heights, P.O. Box 382, Brewster, New York 10509. The Company's telephone number is (914) 277-8100 and its facsimile number is (914) 277-3548. The Company maintains a website at www.tasa.com. As used in this Report, the terms "Company" and "TASA" refer to Touchstone Applied Science Associates, Inc. and its subsidiaries, unless the context otherwise indicates.

          Except for historical information, the material contained in this Description of Business is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" below, which may cause actual results to differ materially from those described.

PRODUCTS AND SERVICES

          TASA designs, develops, calibrates, publishes, markets and sells educational assessment tests, instructional materials and computer software to elementary and secondary schools, colleges and universities throughout the United States and Canada.
Additionally, over the course of Fiscal 1997, the Company has entered several related markets, adding publishing of consumable workbooks and teacher/parent aids and educational consulting to its list of products and services.

     DRP(R) and DWM(R) Test Products
     -------------------------------

          The DRP testing program is published in three distinct versions: Primary, Standard and Advanced DRP tests. The Company also publishes the Degrees of Word Meaning(R) ("DWM") tests. The
Company's tests assess student progress in the following interrelated components of reading:

     . the ability to comprehend the surface meaning of increasingly more difficult textual material;

     . the ability to reason with--that is, analyze, evaluate and extend--the ideas that are presented in increasingly more difficult textual material; and

     . the size of students' reading vocabularies by measuring their understanding of the meaning of words appearing in naturally occurring contexts.

          Management believes that Degrees of Reading Power and Degrees of Word Meaning tests are widely recognized as being advanced state-of-the-art in educational assessment. Based on descriptions contained in Tests in Print published by the Buros
                          --------------
Institute of Mental Measurements (which endeavors to cover all tests published in the United States), it is management's belief that:

        . DRP tests are the first, and remain the only, commercial standardized tests whose results can be directly interpreted with respect to the textual materials that students can read; and that

        . DRP tests are the only existing instruments that can measure progress toward one or more standards or requirements that are established by examining how well prose in books or other sources must be comprehended for particular purposes. Consequently,

        . the DRP tests are especially useful in accountability assessments of a school's teaching performance and in measuring an individual's reading level.

Management further believes, based upon descriptions found in Tests
                                                              -----
in Print, that its DWM tests are the first and only tests to
--------
measure the size of a student's reading vocabulary in a textual context.

          DRP TESTS GENERALLY. DRP tests measure how well students understand the meaning of whole text. These tests determine, as much as is possible in a testing situation, how well a student reads under real-life conditions, both in and out of school. Primary and Standard DRP tests are "single-objective tests", measuring how well students understand the surface meaning of what they read. As such, they measure the process of reading (rather than the main idea and author purpose). Advanced DRP tests were developed to extend further the definition of comprehension employed in the Primary and Standard DRP tests. Advanced DRP test items engage those cognitive processes required to remember, think about, analyze, derive, combine or evaluate propositions in text. Management believes that approximately 4 million DRP tests, for which the Company is the sole source proprietor and publisher, were administered in 1997 in states, school districts, college and university testing programs.

          DRP tests consist of nonfiction paragraphs and/or passages on a variety of topics, each written, edited, and calibrated by the Company. The individual test passages are stored in the Company's "Test Passage Bank", and each test is created by selecting the appropriate test passages from the Test Passage Bank to satisfy the criteria set for a particular test. Within these paragraphs and passages, words have been deleted and the student is asked to select the correct word for each deletion in text from a set of multiple-choice options. The Company invested approximately $214,472 and $226,222 in each of the fiscal years ended October 31, 1997 and 1996, respectively, in developing new DRP test passages for its Test Passage Bank, and management anticipates continuing to spend more than $200,000 annually to develop and calibrate new DRP test passages. Each passage undergoes a two-year process of development and calibration and has an estimated useful life of 11 years; a passage is introduced initially in a "secure" form of test after which it is available in "shelf" form in the Company's test catalogs and then in practice tests.

          TYPES OF DRP TESTS. Specially prepared "secure" forms of the Company's DRP tests are licensed for one-time or limited use by states while other "shelf" forms listed in the Company's catalogs are licensed for an indefinite period of time to school districts throughout the United States and Canada. Secure test forms, in accordance with the United States Copyright Office's definition, are composed of text and test items that have never before been administered and are typically used in only one test administration as a secure test. The Company provides secure tests annually for administration in certain grades by the states of Connecticut, New York, and Virginia.

          DRP tests are one component of the Connecticut Mastery Testing Program in grades 4, 6 and 8. In New York State, DRP tests constitute the reading component of the Regents Competency Testing program (RCT) and Pupil Evaluation Program (PEP). Students who entered high school in New York before the 1997 school year must obtain a certain score on the RCT to be awarded a local high school diploma. In Virginia, DRP tests make up part of the Literacy Passport Testing Program in grade 6. In each of these instances, DRP tests serve as an indicator of whether valued educational outcomes have been achieved (accountability assessments). Because it is not certain how New York high school graduation requirements may change in the future and because New York State is considering revisions to its PEP testing, the amount of RCT and PEP contract revenues is uncertain beyond the 1998 fiscal year, although the master contract with New York State includes two-year wind down provisions for DRP testing. No notices under this master contract have been issued to date. In Fiscal 1997, the New York contract accounted for $405,451, which is 51% of all contract revenues and 9% of the Company's revenues. Statewide programs are a highly competitive market, and many of the Company's competitors marketing more "traditional" tests have substantially larger budgets for state level sales, marketing and lobbying. Management has instituted several programs to increase exposure for the DRP test, including presentations at professional conferences and increased publication of articles in professional journals, and management expects that this increased awareness will provide increased opportunities for contract sales. See "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995", below.

          DRP tests have been adopted by a wide variety of educational institutions and agencies including state departments of education, colleges and universities, schools and school districts. While the desire to improve the quality of instruction in reading may be the ultimate reason DRP tests are administered in educational settings, other reasons play an important part. DRP tests are used in education to determine eligibility for graduation, to allocate resources to districts, to document school accountability, to set and maintain promotion standards, to place students into adult basic education and GED (Graduate Equivalency Degree) programs of study and to evaluate student progress in adult reading programs.

          DRP test scores are utilized for placement of students in both four- and two-year institutions. DRP tests are used to screen, identify, place and evaluate the progress made by such students at, for example, such four-year institutions as the University of Cincinnati, Bowling Green State University and the University of Northeastern Missouri. Among two-year institutions, the Oregon System of Community Colleges uses DRP test results to place students in ABE (Adult Basic Education) and GED programs of study, while the College of Lake County (Illinois), Tarrant Community College (Texas) and Triton College (Illinois) use DRP tests to monitor student progress and maintain exit standards in reading.

          ADVANTAGES OF DEGREES OF READING POWER TESTS OVER TRADITIONAL TESTS. The primary purpose of traditional, standardized tests is to distinguish students from each other. This purpose contrasts with the objective of DRP tests, which measure how well individual students understand the meaning of whole text.

          Traditional, norm-referenced or criterion-referenced tests typically present several problems, both in the preparation and administration of the test and the analysis of the test results. Firstly, when traditional tests are required or legislated, they tend to prescribe the nature of instruction in the classroom. Because such tests typically contain specific items that measure discrete skills, teachers often drill students on the skills that are tested. There is little or no evidence that such drill and practice leads to improvement in the desired educational outcome--reading. Such drill and practice may only raise the test scores on traditional tests. Secondly, because traditional reading tests are timed, inherent problems are created, resulting in an inability to distinguish between slow, competent readers and fast, careless readers. Both types of students can earn identical scores even though their development and instructional needs are markedly different. More importantly, traditional tests often penalize those students who tend to become overly anxious when asked to work under tight deadlines. Thirdly, items for such tests are selected more on the basis of their difficulty than on what the items actually assess. Finally, student performance on traditional, standardized tests is generally reported on one or more norm-referenced scales--grade equivalents, percentiles, and/or standings. While norm-referenced scales may be used to assess the relative performance of a student vis a vis other students, these normative grades are not adequate for reporting what students can read or how much growth in reading has occurred over time.

          There are many advantages to a score scale that permits a "functional" interpretation of student performance in reading (i.e., one that interprets what students are able to read and how well they are able to do so). A primary advantage is the setting of expectations or standards in reading--i.e., expected standards set in terms of the actual capability of students to function on "real world" reading tasks. DRP tests provide a functionally-referenced score scale that has real world adaptability. The score scale has the ability to assess a person's reading performance level and, alternatively, to assess difficulty of the reading material expected to be utilized by a person in terms of its DRP scale as well. This provides schools with the ability to determine if its students can read and comprehend common material found in life, such as newspapers, drivers' manuals or a company's job description or production manual. This compatibility between evaluating both student and material in terms of the DRP scale will serve as the basis for the Company's entrance into commercial markets, particularly for human resources and corporate material assessment.

          For example, the DRP level of this "Description of Business" section of TASA's Annual Report on Form 10-KSB has a DRP level of 78. This compares with an average DRP level of 68 for the front page articles of The Wall Street Journal. The editorial
                       -----------------------
pages of several of the leading newspapers in the United States have a DRP level of between 68-71, while their corresponding sports sections range between a DRP level of 58-64. A TASA study of a sampling of high school seniors in 1994 showed that the average senior had only a reading ability of 60 and that only 31% could read independently and fully comprehend materials at a level of 69 or better. As is apparent, an evaluation of a person's ability to comprehend and complete a given task can be made by evaluating and ranking both reading material and a person's reading ability on the DRP scale.

          DEGREES OF WORD MEANING TESTS. The Company also developed Degrees of Word Meaning tests, which are the first measures of the size of a student's reading vocabulary. Unlike conventional standardized vocabulary tests, which only rank or order students by such normative statistics as percentile ranks, DWM tests measure growth toward adult proficiency levels. Revenues in Fiscal 1997 from the sale of DWM tests were not significant.

     TextSense(TM) SUMMARY WRITING
     -----------------------------

          In Fiscal 1997, the Company launched its new TextSense(TM) Summary Writing program ("TextSense"). The unique characteristics of summary writing have led to its widespread acceptance as an educational outcome, a status that is reflected in its prominence as a benchmark task in the Language Arts standards of a number of states. TextSense uses instruction and assessment in summary writing to promote better reading, better writing, and better thinking about text. The TextSense Summary Writing program complements DRP technology and, with its emphasis on both instruction and assessment in summary writing, adds another dimension to the Company's offerings. The revenues derived to date from TextSense have been immaterial. While the Company has not yet devoted any significant resources to marketing TextSense, there can be no assurance that TextSense will become a significant contributor to the Company's revenues.

     The Maculaitis Test
     -------------------

          In the early part of Fiscal 1997, TASA acquired the Maculaitis Assessment of Competencies, which is a comprehensive English language assessment and evaluation program. It is intended for use in ESL, Bilingual Education and Limited English Proficiency programs. In addition, and because the entire test is in English, it can also be used with any native speaker of English who is in the early to middle stages of acquiring language proficiency.
After acquiring the test series, the Company began and has completed a series of revisions aimed at improving the overall ease of use and marketability of the test. Management believes that these revisions should give the test wider appeal and enable entry into previously untapped markets. Long range plans are currently underway to make a set of more substantive revisions that management believes will further enhance marketability.

          The Maculaitis test is currently mandated for use in the State of New Jersey, which uses the scores on the test to set entry criteria and graduation requirements in the state. As a result of this mandated use, current sales of the test are concentrated in New Jersey. The test is also used in a number of other states, and the Company believes that its current adoption by the State of New Jersey can be leveraged to promote more widespread acceptance within states with large ESL populations.

     Computer Based and Internet Products and Other Services
     -------------------------------------------------------

          SOFTWARE PRODUCTS. The Company designs and markets computer software products that are sold as instructional aids or analytical tools for reading development. Among the products are MicRA-->DRP II, which allows the user to estimate the DRP difficulty rating of instructional materials, and DRP-->EZ Converter(TP), which permits those who score DRP tests by hand to easily convert raw scores to criterion-referenced DRP scores and DRP norms.

          In 1996, the Company introduced DRP-->BOOKLINK(TP) and
Browzer-->BOOKLINK(TP), which allow teachers to find appropriate books for each student based upon interest categories and reading ability. Browzer-->BOOKLINK was the winner of a 1997 Educational
Press Award.

          INTERNET PRODUCTS. In December 1997, TASA introduced its BookMatch(TP) website, a new on-line reading encouragement program for children ages 8-12. BookMatch prepares and recommends a personalized reading list from its database of over 4000 titles for each participating child based upon his or her ability and interests. Together with their parents, registered users establish reading goals, agreeing to read a number of books over a three-month period. When reading goals are met, the children are rewarded with prizes that they may select with the approval of their parents. BookMatch can be found at www.bookmatchonline.com.
The Company has not yet earned any significant revenues from this new product.

          It is management's expectation that the demand for computerized educational materials will continue to grow, and the Company will seek to keep pace with the requirements of the education market. Consequently, the Company anticipates that computer-based products will become a more important component of its business. See "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995", below.

     Test Scoring and Related Reporting Services
     -------------------------------------------

          The Company provides scanning, scoring, and reporting services to schools and districts. Company-copyrighted test answer sheets or licensed answer sheets are required for the administration of all of the Company's tests. Answer marks on these sheets are interpreted by scanner-computer systems that use Company-proprietary software. For example, Company-copyrighted conversion tables are used to convert the total number of right answers on a given DRP test form into a DRP score that indicates how well a student can comprehend a text of given difficulty (readability). These DRP scores are also interpreted normatively (e.g., in terms of national percentiles) using the Company's proprietary data. Primary, Standard and Advanced DRP and DWM norms indicate a student's percentile rank in relation to students nationally in his or her grade.

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

MODERN LEARNING PRESS, INC.

          Effective May 30, 1997, the Company's wholly-owned subsidiary, MLP, acquired substantially all of the operating assets of Programs for Education, Inc. MLP publishes books and other materials used in the enhancement of the reading skills of elementary school students, as well as books in other subject areas. MLP primarily develops, publishes and distributes affordable "consumable" student workbooks (called "learning books") for grades K-4, and creates and publishes a collection of books and pamphlets for elementary school teachers and parents. In conjunction with Yale University's Gesell Institute, MLP has for many years published a line of books of the Gesell child development scales that management believes are considered the best predictor of a young child's readiness to start kindergarten.

          Additionally, MLP has expanded its product line into the basic skills areas of handwriting and phonics, and publishes a series of consumable books for beginner/emergent level ESL students.

          Of benefit to MLP is the growing pressure for cost-effective purchasing by school districts. MLP's growing line of affordable "consumable" workbooks or learning books for students in grades K-4 allows schools to purchase high quality workbooks at a decreased acquisition cost per pupil. MLP provides elementary schools with a large library of books and pamphlets that help elementary schools achieve their teacher and parent information objectives. MLP's expanding series of titles for teachers provide affordable quality books on professional subjects written by recognized educational experts. Its pamphlet series, generally purchased by schools for distribution to parents, provide guidance to parents on topical issues.

          Management believes that growth opportunities exist for MLP in the elementary school market. Many states, as well as the Federal government, are currently discussing expansion and changes in elementary education, including additional new programs to increase funding. These changes will provide new and expanded opportunities for the development of new workbook and professional education book series. Further, for new MLP and TASA customers, management expects to take advantage of only a 5% overlap of customers existing between MLP and TASA at the time of the acquisition. Management believes that MLP is well-positioned to benefit from the changes expected to occur in elementary education.

BETA

          Effective January 2, 1997, the Company acquired all of the outstanding capital stock of BETA. BETA provides consulting services to schools and publishers. For its clients, BETA sets initial test standards, and then designs, writes, edits, validates, and evaluates tests for states and school districts to meet specific testing goals. Primarily, BETA uses non-DRP methodology. In the first quarter of the Company's 1998 fiscal year, the Company announced that BETA has been awarded multi-year test assessment, writing, and editing contracts for state educational authorities in a total of five states. The new states are Minnesota, Delaware and Michigan, in addition to BETA's similar current contracts with Virginia and Rhode Island. With TASA's financial and professional support, BETA intends to bid broadly on business that it believes is available with other states. Consequently, management believes that BETA will grow at or above the rate of the Company as a whole. Further, BETA's state contracts now provide TASA with significantly broadened exposure to the North American testing market.

MARKETING

          The Company markets its products and services as follows:

          (a) Sales of secure tests to large-scale users such as state education departments are conducted directly by the Company's staff. This includes making presentations and negotiating contracts and license agreements.

          (b) Sales of the Company's products and services as described in the Company's catalogs are made primarily through direct mail campaigns to elementary school, secondary school and college markets. The Company also exhibits its products at educational trade shows and advertises in trade journals.

          (c) In addition, the Company's staff and its independent consultants provide presentations and in-service workshops supporting the Company's products.

          (d) Sales of custom-designed testing and consulting are accomplished via bidding processes and attendance at professional meetings.

          The Company sells its products on a contract or purchase order basis in accordance with a published price list. Depending upon the contract or the purchase order, the Company sells its product on a net 30-day or other contractual terms. The Company does not offer extended credit terms to its customers. Historically, bad debts have not been material.

COMPETITION

          Success in the educational industry will be based on scientific and technological superiority, service, product support, the availability of patent protection, access to adequate capital, the ability to successfully develop and market products and processes and the ability to obtain government approvals. Although there is intense competition in the industry and there are both domestic and foreign companies which may be deemed dominant competitors, the Company believes that the features of its products coupled with its ability to provide quality services will permit the Company to compete successfully in its designated marketplace.

          EDUCATIONAL TESTING. The Company is subject to competition from various sources. The Company's principal competition comes from established for-profit and non-profit companies in the testing business and testing departments within certain states and school districts, all of which are considerably larger and have greater financial and human resources and marketing capabilities.

          Although there are a number of for-profit firms that develop, publish, market, and distribute educational tests, the market is dominated by three: CTB/McGraw-Hill, Lake Forest, Illinois, and Monterey, California; Harcourt Brace Educational Measurement, San Antonio, Texas; and The Riverside Publishing Company, Chicago, Illinois. As large, well-established publishers of educational tests and related products and services, these firms are considered strong competitors of the Company.

          There are a number of non-profit organizations that develop, publish and distribute educational tests. For example, the American College Testing Program (ACT), Iowa City, Iowa; American Council on Education (ACE), Washington, DC; and Educational Testing Service (ETS), Princeton, New Jersey. In addition, there are various organizations that sponsor educational tests even though they do not have the technical capability to produce tests. For example, The College Board, New York, New York, sponsors the Scholastic Assessment Test (SAT) which is developed for The College Board by ETS. All of these non-profit organizations have, or have access to, the capability to develop, publish and distribute tests to schools. Currently, ACT, The College Board, and ETS publish one or more educational tests for the school market.

          A number of states, and some school districts, have their own test development and publishing capabilities. It is management's belief that the largest developer of educational tests for its own use is the New York State Education Department, which produces a variety of tests, including the New York State Regents examinations. Although the Company's DRP tests are licensed for specific use over fixed periods of time by three states that develop other tests for their own use--Connecticut, New York and Virginia--this does not necessarily mean that the Company's tests will be licensed to other states that develop their own statewide tests. In contracts between the Company and states, as in purchase orders executed with the Company by any educational institution, the Company--which is the sole-source proprietor of DRP tests-- retains copyright ownership of all tests, items and other materials. This ownership is acknowledged on the inside cover of the test booklets or in some other prominent place in cases where DRP tests are part of a testing program that carries a state name.

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

          THE MACULAITIS TEST. The Maculaitis test exists in a competitive market; however, several of the non-profit and for-profit testing companies do not have a product that is in direct competition with the test. The major source of direct competition is a set of products published by CTB/McGraw-Hill known as the Language Assessment System series (the LAS-O, the LAS-R and the LAS-W), and the Language Assessment Battery (the LAB) which is a test that was developed by the New York City Board of Education. Both of these test series are designed to assess a student's current level of knowledge of the English language and are administered in English. A number of other test series produced by other for-profit publishers, such as Harcourt Brace and Riverside, are designed exclusively for the Spanish language market and are administered primarily in Spanish.

          MLP. The elementary school market for consumable books is both huge and highly competitive, with every major publisher and numerous smaller publishers providing material. MLP's disadvantage is that its marketing resources are significantly smaller than those of the major publishers. MLP's advantage is that, with its smaller corporate structure, decisions can be made rapidly so that new products can be available in a fraction of the time required by the major publishers. MLP's other competitive advantage is a much lower selling price than other consumable books. MLP has developed a unique position through direct market mail sale.

EMPLOYEES

          As of October 31, 1997, the Company employed thirty-three full-time employees and nine part-time employees or independent consultants, of whom seven are engaged in research and/or test development, fourteen are in operations, five are in executive capacities and sixteen are in marketing.

GOVERNMENT REGULATIONS

          The degree of government regulations to be imposed upon the Company and the field in which the Company engages is uncertain at this time.

          Under Title I of the 1994 Improving America's Schools Act
(IASA), schools that serve large numbers of children from low-income families receive financial assistance from the Federal government to expand and improve their educational programs to meet the needs of educationally deprived students. Title I regulations include a requirement that schools receiving Title I funds must evaluate student growth or progress in reading. It is management's belief that State Education Authorities (SEAs) find DRP test results to be in accord with the regulations for Title I, as DRP tests are used by schools to evaluate Federally-supported Title I programs.

          Management believes it may be necessary to obtain other governmental approvals for its products. If necessary, a portion of the revenues of the Company may be directed toward obtaining such approvals, and any such expenditures will occur without the assurance that approvals will be achieved. Additionally, the extent of potentially adverse government regulations which might arise from future legislative or administrative action cannot be predicted.

PATENTS, COPYRIGHTS, TRADEMARKS, TRADE SECRETS AND ROYALTIES

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

          As of October 31, 1997, the United States Copyright Office has issued 66 copyrights to TASA for shelf-secure test booklets, annually secure test booklets, reports and manuals and 12 copyrights to MLP for its various publications. The Company regularly asserts copyrights to all of its test and instructional materials.

          The following are registered trademarks of the Company:
TASA, the TASA logo, Degrees of Literacy Power, DLP, Degrees of
Reading Power, DRP, Degrees of Word Meaning, DWM, Traveling
Classroom Library, TCL, MicRA-->DRP, Browzer, Booklore, and DRP-->BOOKLINK (pending) and Browzer-->BOOKLINK (pending), DRP-->EZ
Converter (pending), The Readability Standard (pending), We've Done the Research For You (pending), Reading Partner (pending), TextSense (pending), BookMatch (pending), BookMatch designs (pending).
Additionally, the following are registered trademarks of MLP:
Linking Learning (pending) and Change-A-Print Frame.

          Trade secrets are maintained by licenses for software and certain proprietary data. In addition, all employees execute nondisclosure agreements as a condition of employment.

          In connection with the purchase by MLP of substantially all the operating assets of Programs for Education, Inc. and pursuant to a Royalty Agreement between MLP and Bernard Shapiro, the founder of Programs for Education, Inc., MLP agreed to pay to Mr. Shapiro a royalty on sales of certain titles for a term of seven years following the closing of the acquisition in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, which increases each year to a maximum of $240,000 in the seventh year.

ITEM 2.        DESCRIPTION OF PROPERTY

          The Company owns a 30,000 square foot building in Brewster, New York. The building was constructed in 1987, with the second phase completed in 1991. In Fiscal 1997, the Company retired the first and second mortgages on the property and remortgaged the facility with MSB Bank. See "Management's Discussion and Analysis or Plan of Operation".

          MLP rents its editorial offices in Honesdale, Pennsylvania, and has its service and order fulfillment center in Rosemont, New Jersey, each on a month-to-month basis.
Collectively, MLP rents approximately 5,000 square feet of space.

ITEM 3.        LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                             PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

          (a) The Company's Common Stock is traded in the NASDAQ small-capitalization over-the-counter market under the symbol TASA. As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low closing prices for each fiscal quarter in the two fiscal years ended October 31, 1996 and October 31, 1997 were as follows:


                            Common Stock Prices
                            -------------------

                  Fiscal Quarter:       High        Low


                      1st Qtr 96        3.125       2.00
                      2nd Qtr 96        2.56        1.67
                      3rd Qtr 96        1.97        0.94
                      4th Qtr 96        1.44        0.50


                      1st Qtr 97        1.00        0.375
                      2nd Qtr 97        1.00        0.438
                      3rd Qtr 97        0.75        0.344
                      4th Qtr 97        1.00        0.281


          During the first quarter of fiscal 1998 (through January 15, 1998), the Company's Common Stock had a high price of $1.344 and a low of $0.813.

          These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          As of January 1, 1998, there were 63 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, which shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds 1,040 in number. The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

          As of August 19, 1997, the Company entered into two consulting agreements with each of Comprehensive Capital, Theodore
P. Allocca, Theodore Allocca and Steven Kevorkian (the "Comprehensive Group"), and Barry M. Goldstein ("Goldstein"), pursuant to which each of the Comprehensive Group and Goldstein agreed to perform services to the Company for a term of one year in exchange for 50,000 shares of the Company's Common Stock and warrants to purchase up to 125,000 shares of Common Stock at a purchase price equal to the fair market value of the Common Stock on August 19, 1997, or $0.469, which warrants will remain exercisable for a period of five years.

          The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in effecting these transactions, as the Company believes each of the Comprehensive Group and Goldstein to be sophisticated investors and there was no general solicitation or advertising.

          The Company intends to register these shares of Common
Stock.

          (b)  Not applicable.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION

          Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" below, which may cause actual results to differ materially from those described.

COMPANY BACKGROUND

          Touchstone Applied Science Associates, Inc. provides the educational market with selected learning, assessment and evaluation tools. The Company develops, publishes, and distributes a highly regarded, proprietary line of reading tests, and also designs tests specifically to meet clients' measurement specifications. Through its wholly-owned subsidiary, Modern Learning Press, Inc., a Delaware corporation ("MLP"), the Company designs, publishes and distributes affordable "consumable" student workbooks for grades K-4, and creates and publishes books and pamphlets for elementary school teachers and parents. In conjunction with Yale University's Gesell Institute, MLP has published a line of books on the Gesell child development scales, a predictor of a young child's readiness to start kindergarten.
The Company's wholly-owned subsidiary, Beck Evaluation & Testing Associates, Inc., a New York corporation ("BETA"), designs tests and evaluates assessment needs for school districts and test and textbook publishers.

          The Company's reading comprehension tests are based on its internally developed assessment methodology called the Degrees of Reading Power(R) ("DRP"). It publishes and sells its DRP(R) tests to over 3,400 elementary and secondary schools, colleges and universities throughout the United States and Canada.

          Based on its proprietary Degrees of Reading Power methodology, the Company's products measure an individual student's reading ability in a non-culturally biased manner and allow tracking of an individual's reading development over time. TASA's
DRP tests have been adopted by the New York State Board of Regents and by the educational departments of each of Connecticut and Virginia. Numerous individual school districts in the United
States and Canada have also adopted these tests either to be given in certain grades or as a general measurement of a student's progress. In 1997, management estimates that over 4 million DRP tests were administered in the United States and Canada in either the test's secure form or in "shelf" form from the Company's catalogs. Management anticipates that the Company will introduce a computer-based DRP test product in the first half of the 1998 calendar year, which the Company believes will be of substantial interest to schools, as well as to a new market made up of private-sector and governmental clients.

          Prior to Fiscal 1997, substantially all of the Company's revenues were derived from the publishing and sale of DRP test products and the provision of related services, such as test scoring. Effective as of January 2, 1997, the Company purchased all of the outstanding capital stock of BETA, and, effective as of May 30, 1997, MLP purchased substantially all of the operating assets of Programs for Education, Inc. In addition, during Fiscal 1997, the Company purchased the Maculaitis test, a test designed to evaluate comprehension of English as a second language ("ESL"). TASA has also developed and introduced computerized and Internet-based products and services, such as DRP-->BOOKLINK and BookMatch, which are available to schools and subscribers either by floppy disks or through the Company's Internet website.

          In January 1997, the Company purchased 100% of the outstanding capital stock of BETA for an aggregate net purchase price of $360,000, which included goodwill of $374,000 and a cash overdraft balance of $14,000. The consideration consisted of cash of $130,000, the issuance of three 8 1/4% promissory notes due January 2, 1999 aggregating $150,000, and the issuance of an aggregate of 150,000 shares of the Company's Common Stock. The goodwill is being amortized over six years. See "Management's Discussion and Analysis or Plan of Operations--Liquidity and Capital Resources", below.

          In May 1997, the Company's wholly-owned subsidiary, MLP, acquired substantially all of the operating assets of Programs for Education, Inc. for $3,200,000. The consideration consisted of $2,200,000 in cash and a $1,000,000 five-year secured note, which bears interest at the higher of the prime rate plus 1% or 9% and is payable in equal quarterly installments over five years. The acquisition included $2,500,000 of goodwill, of which the Company wrote off $2,002,674 due to impairment primarily in the third quarter of Fiscal 1997. The balance is being amortized over six years. Additional royalties are to be paid based on revenues for a period of 7 years. See "Management's Discussion and Analysis or Plan of Operations--Liquidity and Capital Resources", below.

          TASA's corporate headquarters are located at 4 Hardscrabble Heights, P.O. Box 382, Brewster, New York 10509. The Company's telephone number is (914) 277-8100 and its facsimile number is (914) 277-3548. The Company maintains a website at www.tasa.com. The terms "Company" and "TASA" refer to Touchstone Applied Science Associates, Inc. and its subsidiaries, unless the context otherwise indicates. See "Description of Business", in
Part I above.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues. The percentages presented are prepared on an EBITDA(1) format.



                                                  Fiscal year ended October 31,
                                                  -----------------------------
                                                   1997       1996        1995
     Revenue                                       100%       100%        100%
                                                   ----       ----        ----
     Gross Profit                                    72         81          68
     Operating Expenses
       Selling expenses                              25         28          26
       General and administrative expenses           29         31          26
       Product development expenses                   0          2           0
                                                  -----------------------------
          Total operating expenses                   54         61          52
                                                  -----------------------------
     EBITDA(1)                                       18         20          16
       Depreciation/amortization                     12         15          15
       Write-off of Goodwill                         44          0           0
       Bad Debt Write-Off                             9          0           0
       Net Interest Expense (Income)                  1         (4)         (4)
                                                  -----------------------------
     Pre Tax Income (loss)                          (48)         9           5
                                                  -----------------------------
     Net Income (loss)                              (30)         8           7
                                                  =============================


------------------
(1) Earnings before interest, taxes and depreciation/amortization. Depreciation and amortization are reported as expenses in cost of sales and general and administrative. The relative expenses above have had depreciation and amortization removed from cost of sales and general and administrative expenses and presented as a specific line item.

          The following table sets forth the breakdown of the Company's revenues for the fiscal years ended October 31, 1997, 1996 and 1995.


                                              Fiscal year ended October 31,
                                  ---------------------------------------------
                                   1997             1996               1995
                                            (thousands of dollars)


  Contract Sales - TASA   $   796.9  17%    $   875.6   35%    $    956.8   41%
  Catalog Sales  - TASA     2,042.0  45%      1,644.3   65%       1,357.8   59%
  MLP                       1,461.4  32%           --    --            --    --
  BETA                        287.3   6%           --    --            --    --
                          -----------------------------------------------------
                  Total:  $ 4,587.6 100%     $2,519.9  100%      $2,314.6  100%
                          -----------------------------------------------------
    Year to Year Change:       +82%               +9%                +14%
                          =====================================================


     Fiscal 1997 As Compared to Fiscal 1996
     --------------------------------------

          REVENUES. In Fiscal 1997, revenues of $4,587,633 increased 82%, or $2,067,725, over revenues of $2,519,908 in the fiscal year ended October 31, 1996 ("Fiscal 1996"). Of the $2,067,725 increase, 15%, or $318,993, was attributable to a 12% net internal growth of the Company's traditional DRP test business. The balance of $1,748,732, or 85%, of the revenue increase resulted from the inclusion of the two businesses acquired during Fiscal 1997, BETA and MLP, since their respective acquisition dates. MLP accounted for $1,461,377 for five months, or 84% of the Fiscal 1997 revenue increase attributable to new business and BETA accounted for $287,355, or 16%, of such Fiscal 1997 revenue gain. Since 1994, the Company's revenues have increased 126%, of which internal growth accounts for approximately 40% and acquisitions effected in Fiscal 1997 accounts for the remaining 60%.

          The Company's 23% internal growth in total sales since the fiscal year ended October 31, 1995 ("Fiscal 1995") has been from catalog sales, or sales of DRP tests directly to individual schools and universities. Since Fiscal 1995, catalog sales have grown 50%, from $1,357,791 in Fiscal 1995 to $2,042,043 in Fiscal
1997, including 24% in Fiscal 1997 and 21% in Fiscal 1996. Management believes that this growth is derived from specific sales and marketing programs undertaken by the new management team since 1995. In 1995, as a result of a new sales and distribution program, the Company acquired 273 new school, college, and university customers. In Fiscal 1996, the Company acquired an additional 318 new customers, which increased to a total of 339 new customers in Fiscal 1997. In 1994, the year before commencement of the marketing initiatives, the Company added only 149 new customers.

          In contrast, contract sales, which are sales of DRP tests directly under long-term contracts to three states, have declined in absolute dollar amounts since 1994. Sales under contracts to states declined 9% in Fiscal 1997 ($796,858 in Fiscal 1997 versus $875,608 in Fiscal 1996), and 17% since Fiscal 1995. Students who entered high school in New York before the 1997 school year must obtain a certain score on the RCT to be awarded a local high school diploma. Because it is not certain how these high school graduation requirements may change in the future and because New York State is considering revisions to its PEP testing, the amount of RCT and PEP contract revenues is uncertain beyond the 1998 fiscal year, although the master contract with New York State includes two-year wind down provisions for DRP testing. No notices under this master contract have been issued to date. In Fiscal 1997, the New York contract accounted for $405,451, which is 51% of all contract revenues and 9% of the Company's revenues. Statewide programs are a highly competitive market, and many of the Company's competitors marketing more "traditional" tests have substantially larger budgets for state level sales, marketing and lobbying. Management has instituted several programs to increase exposure for the DRP test, including presentations at professional conferences and increased publication of articles in professional journals and management expects that this increased awareness will provide increased opportunities for contract sales. Management believes that the decline in contract income as a percentage of total revenues is a positive development, as it makes the Company much less dependent on any single customer.

          Sales by MLP for the five months since the acquisition of the assets of Programs for Education, Inc. were $1,461,377. The sales of MLP are highly seasonal. Approximately 50% of the year's sales occur in July through September when budgets for most schools are funded and purchases made for the new school year.

          Sales of BETA since its acquisition in January 1997 were $287,355. Revenues during Fiscal 1997 reflect the commencement of initial work on new testing and evaluation service contracts with five major states. Substantial portions of BETA sales are subcontracts from the major traditional test and textbook publishers.

          COST OF GOODS SOLD. Cost of goods sold in Fiscal 1997 increased 122% from Fiscal 1996 ($1,578,749 in Fiscal 1997 versus $711,564 in Fiscal 1996). Cost of goods sold represented 34% of revenues in Fiscal 1997 versus 28% of revenues in Fiscal 1996.
This increase is due to the change in product mix from acquisitions made over the course of Fiscal 1997.

          The Company's gross profit margins decreased in Fiscal 1997 as compared to Fiscal 1996, due to the inclusion of two acquisitions that have lower margins than TASA's DRP and other core business. BETA had a 25% gross profit margin and MLP had a 70% gross profit margin, while TASA's core business (without BETA and MLP) had a gross profit margin of 74% (EBITDA format), in Fiscal 1997. As a result, gross profit margins for Fiscal 1997, excluding amortization of the Test Passage Bank (EBITDA format), declined to 72% from 81% in Fiscal 1996. Additional royalty costs, a factor in the decline of the Fiscal 1997 gross margins, will be present for seven years as a portion of the consideration paid for the acquisition of Programs for Education, Inc. See "Management's Discussion and Analysis or Plan of Operations--Liquidity and Capital Resources", below. On a reported basis (non-EBITDA), the Company includes amortization of the Test Passage Bank in its reported cost of sales and, thus, the Company's reported gross profit margins are lower. Management believes that as its DRP test and MLP sales continue to grow, gross profit margins should continue at least at current levels.

          SELLING EXPENSES. Selling expenses for Fiscal 1997 decreased to 25% of revenues as compared to 28% of revenues in Fiscal 1996 ($1,128,604 in Fiscal 1997 versus $703,214 in Fiscal
1996). A substantial portion of this decline is due to the fact that Fiscal 1997 sales and marketing costs at MLP, which are seasonal, were incurred substantially preceding the date of the acquisition of the assets of Programs for Education, Inc. by MLP.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased in Fiscal 1997 to 29% of revenues as compared to 31% in Fiscal 1996 (EBITDA format). The primary reasons for this decline were higher corporate sales volume combined with cost controls instituted by management in Fiscal 1997. The cost control programs and overhead efficiency efforts were instituted during Fiscal 1995 and Fiscal 1996, which efforts management continues to sustain.

          PRODUCT DEVELOPMENT EXPENSES. In Fiscal 1996, the Company expended 2% of its revenues ($60,238) for product development expenses related to BookMatch. In late Fiscal 1996, the product achieved feasibility. Therefore, in accordance with generally accepted accounting principles, the Company began capitalizing costs associated with the product until it was launched in December 1997. There are no product development expenses in Fiscal 1997.

          TOTAL OPERATING EXPENSES. Total operating expenses for Fiscal 1997 exclusive of bad debts declined to 59% of revenues as compared to 67% in Fiscal 1996 ($2,730,368 in Fiscal 1997 versus $1,699,914 in Fiscal 1996). However, due to the year-to-year decline of the Company's gross profit margin, EBITDA declined slightly to 18% in Fiscal 1997 from 20% in Fiscal 1996.

          Depreciation and amortization expenses for Fiscal 1997 increased 44% over Fiscal 1996 but decreased as a percentage of revenues to 12% from 15% in Fiscal 1996 ($560,389 in Fiscal 1997 versus $389,767 in Fiscal 1996). In addition to depreciation of the Company's facilities and equipment, amortization of the Company's Test Passage Bank and goodwill associated with the acquisition of substantially all the operating assets of Programs for Education, Inc. constitutes a substantial portion of the annual provision. This depreciation/amortization provision is expected to continue to decline modestly as a percentage of revenues in future years.

          In Fiscal 1997, the Company took a one-time $2,002,674 charge for impairment of the goodwill arising from the purchase by MLP of substantially all the assets of Programs for Education, Inc. This one-time charge equaled 44% of the Company's revenues for Fiscal 1997. The remaining $500,000 of goodwill from the acquisition is being amortized over six years.

          Bad debt expenses rose substantially in Fiscal 1997 due to the one-time write-off of a note receivable. Prior to Fiscal 1995, the Company (under previous management) lent $400,000 to HGI, Inc. (formerly The Harriman Group, Inc.) on an unsecured, subordinated note. During Fiscal 1997, HGI, Inc. was declared insolvent and management wrote-off the note receivable, which equaled 9% of revenues. The Company has instituted legal action for recovery; however, there can be no assurance that there will be any recovery.

          INTEREST EXPENSE. The Company had net interest expense (interest income less interest expense) in Fiscal 1997 of $34,083 or 1% of revenues. This compared to net interest income of $102,827 in Fiscal 1996 equaling 4% of revenues. The higher net interest cost in Fiscal 1997 resulted from (i) higher interest expenses resulting from the notes issued in the two acquisitions effected in Fiscal 1997, (ii) a decrease in the overall earnings on the Company's cash and short-term investments due to lower interest rates, (iii) a lower average balance of cash during Fiscal 1997 due to the two acquisitions, and (iv) a fixed interest cost of the financing on the Company's headquarters building. Management expects the net interest cost to continue into the 1998 fiscal year.

          NET INCOME AND EARNINGS PER SHARE. Before taxes, the losses in Fiscal 1997 equaled a negative (48%) of revenues, including the write-downs of goodwill and bad debt expenses which aggregated 52% of revenues in Fiscal 1997. Pre-tax income was 8% in Fiscal 1996 ($211,257 in Fiscal 1996).

          Based on the Company's loss in Fiscal 1997 and its tax position from prior years, the Company claimed a tax benefit of $829,969 for Fiscal 1997 as compared to a tax expense of $19,209 for Fiscal 1996.

          Net income (loss) for Fiscal 1997 was ($1,363,811) as compared to a profit of $192,048 in Fiscal 1996.

          Shares outstanding on which earnings per share were calculated in Fiscal 1997 were 8,213,089. In Fiscal 1996, both primary and fully diluted shares outstanding on which earnings per share were calculated were 7,640,867. The increase is primarily attributable to the issuance and subsequent exercise of warrants during the year.

          Earnings (loss) per share were ($0.17) in Fiscal 1997 versus $0.03 in Fiscal 1996.

     1996 as Compared to 1995
     ------------------------

          REVENUES. In Fiscal 1996, all Company revenues were derived from the sale of test products and services. Total revenues increased 9% versus Fiscal 1995 ($2,519,908 in Fiscal 1996 versus $2,314,594 in Fiscal 1995). The overall increase in revenues for this period represents the net of a significant increase in catalog sales over a decrease in contract sales.

          Contract income for the period decreased 8% versus Fiscal 1995 ($875,608 in Fiscal 1996 versus $956,803 in Fiscal 1995).

          Catalog sales for shelf tests and associated products increased dramatically during Fiscal 1996. In Fiscal 1996, catalog sales increased 21% versus Fiscal 1995 ($1,644,300 in Fiscal 1996 versus $1,357,791 in Fiscal 1995). Since Fiscal 1995, the Company has invested heavily in marketing and sales initiatives.

          COST OF GOODS SOLD. Cost of goods sold as reported for Fiscal 1996 decreased 25% versus Fiscal 1995 ($711,564 in Fiscal 1996 versus $954,907 in Fiscal 1995). On an EBITDA format, gross profit margins in Fiscal 1996 were 81% as compared to 67% in Fiscal 1995. The costs decreased in Fiscal 1996, both as a total dollar value and as a percentage of revenues because, in Fiscal 1995, the Company wrote off significant obsolete inventory.

          SELLING EXPENSES. Selling expenses in Fiscal 1996 increased by 18% over Fiscal 1995 ($703,214 in Fiscal 1996 versus $593,959 in Fiscal 1995). Consequently, selling expenses rose to 28% of revenues in Fiscal 1996 as compared to 26% in Fiscal 1995. These increases represent management's decision to support the Company's activities with significant advertising and direct mail efforts. Based upon these activities, the Company has essentially doubled its acquisition of new customers each year. In 1994, prior to commencement of the marketing initiatives, the Company added 149 new customers; in Fiscal 1995, with the start of marketing initiatives, the Company acquired 273 new customers; and as the Company increased such initiatives in Fiscal 1996, the Company acquired an additional 318 new customers.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 26% versus Fiscal 1995 ($936,462 in Fiscal 1996 versus $740,861 in Fiscal 1995). Excluding depreciation, Fiscal 1996 levels were 31% of revenues as compared to 26% in Fiscal 1995. These increases are due to management's decision to re-focus the Company in late 1994 as well as the need to add additional manpower to support increased revenue and product development activities.

          PRODUCT DEVELOPMENT ACTIVITIES.  In Fiscal 1996, the
Company spent $60,238 on product development expenses related to BookMatch. There were no comparable expenditures in Fiscal 1995.

          TOTAL OPERATING EXPENSES.  Total operating expenses for
Fiscal 1996 increased to 67% from 58% in Fiscal 1995 ($1,699,914 in Fiscal 1996 versus $1,334,820 in Fiscal 1995).

          INTEREST INCOME. Net interest income remained essentially flat between Fiscal 1996 and Fiscal 1995. Investment income from money market accounts and intermediate bonds was essentially the same in Fiscal 1996 and Fiscal 1995. This income was a direct result of the completion of the Company's public offering in 1992 and the investment of the proceeds that were not required for the Company's working capital. Interest expenses increased 9% versus Fiscal 1995.

          NET INCOME AND EARNINGS PER SHARE. Net after-tax income increased 24% in Fiscal 1996 versus Fiscal 1995 ($192,048 in Fiscal 1996 versus $155,146 in Fiscal 1995). The increase over the period is due to increased revenues as well as a stabilization of the Company's expense base.

          Both primary and fully diluted shares outstanding on which earnings per share were calculated in Fiscal 1996 were 7,640,867. In Fiscal 1995, primary shares outstanding on which earnings per share were calculated were 7,665,511 and fully diluted shares outstanding were 7,738,324.

          Earnings per share were $.03 in Fiscal 1996 versus $.02 in Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL. Primarily as a result of the acquisitions completed during Fiscal 1997, the Company's working capital decreased to $2,244,488 at October 31, 1997 as compared to $4,116,202 at October 31, 1996. The Company's current ratio at the end of Fiscal 1997 was 3.7 to 1 as compared to 13.0 to 1 at the end of Fiscal 1996. Approximately 50% of the Company's current assets at year-end consisted of cash, short-term investments and marketable securities, while accounts receivable, inventories and prepaid expenses comprised the balance.

          OPERATING ACTIVITIES. Cash flow from operating activities increased 50% in Fiscal 1997 over Fiscal 1996 ($641,303 in Fiscal 1997 versus $428,388 in Fiscal 1996). This increase was the result of the Company's ($1,363,811) net loss for the year being offset by the non-cash charges of impairment of goodwill ($2,002,674) and bad debt expense ($405,000). Fiscal control programs for operating assets and liabilities instituted by management during Fiscal 1996 and Fiscal 1997 were also a significant contributor to these Fiscal 1997 cash flow results.

          INVESTING ACTIVITIES. For Fiscal 1997, the Company had a $1,890,708 net cash outflow from investing activities as compared to a $518,193 net cash outflow from investing activities in Fiscal 1996. The primary component of this increase in net cash outflow in Fiscal 1997 was cash of $2,270,864 spent for the acquisitions of BETA and substantially all the operating assets of Programs for Education, Inc. There were no acquisition expenditures in Fiscal 1996. The Company continues to invest in the development and calibration of DRP and other textual test items to be added to its Test Passage Bank, which expenditures amounted to $448,749 in Fiscal 1997 versus $361,225 in Fiscal 1996. For the three years ending October 31, 1997, expenditures for additions to the Company's Test Passage Bank totaled $1,128,207. Software development expenditures in Fiscal 1997, which were capitalized, totaled $229,092, as compared to $142,356 in Fiscal 1996. Capital expenditures for property, plant and equipment totaled $116,754 in Fiscal 1997 versus $73,448 in Fiscal 1996, and totaled $365,255 during the past three fiscal years.

          FINANCING ACTIVITIES. Financing activities during Fiscal 1997 generated cash of $1,356,250 in Fiscal 1997, an increase from the $522,319 raised in Fiscal 1996. The Company remortgaged its facility in the amount of $1,800,000, which refinancing was closed on August 28, 1997. Proceeds from this transaction were used to retire the Company's first and second mortgages and retire certain short-term debt associated with the acquisition of MLP.

          In connection with the purchase by the Company of all of the outstanding capital stock of BETA, the Company issued three
8 1/4% promissory notes due January 2, 1999 aggregating $150,000. In connection with the purchase of substantially all the operating assets of Programs for Education, Inc., MLP issued a $1,000,000 five-year secured note, which bears interest at the higher of the prime rate plus 1% or 9% and is payable in equal quarterly installments over five years. This note is guaranteed by TASA. Additionally, in connection with the acquisition by MLP and pursuant to a Royalty Agreement between MLP and Bernard Shapiro, the founder of Programs for Education, Inc., MLP agreed to pay to Mr. Shapiro a royalty on sales of certain titles for a term of seven years following the closing of the acquisition in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, which increases each year to a maximum of $240,000 in the seventh year. Management believes these obligations can be financed from the cash flow from operations.
The Company has no other material commitments for capital or other expenditures and is not party to any arrangement that would adversely impact the Company's liquidity.

SELECTED FINANCIAL DATA

          The following tables summarize certain financial data for the Company for the fiscal years ended October 31, 1997, 1996, and 1995, respectively. See "Financial Statements" in Item 7 below.



                                          Fiscal Year Ended October 31,
                                     -------------------------------------

                                       1997           1996           1995
                                       ----           ----           ----

INCOME STATEMENT DATA:

Operating revenues                  $4,587,633     $2,519,908     $2,314,594

Net sales                            4,587,633      2,519,908      2,314,594

Gross profit                         3,008,884      1,808,344      1,359,687

Income (loss) from operations       (2,129,158)       108,430         24,867

Income (loss) before income taxes   (2,193,780)       211,257        129,642

Net income (loss)                   (1,363,811)       192,048        155,146

Earnings (loss) per share                 (.17)           .03            .02



BALANCE SHEETS:

Current assets                      $3,078,853     $4,458,538     $3,449,356

Total assets                         9,592,885      8,975,542      8,416,732

Long-term obligations                2,528,968      1,249,471      1,173,412

Total liabilities                    3,363,333      1,591,807      1,699,492

Working capital                      2,244,488      4,116,202      2,923,276

Stockholders' equity                 6,229,552      7,383,735      6,717,240


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in this Report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those discussed in the forward-looking statements. These risk factors include, without limitation:

     . Rapid changes in (i) the technology used to administer standardized tests generally or market educational materials or (ii) in the policy considerations which determine which test will be administered;

     . Non-renewal of certain annual contracts with various states;

     .   The loss of any significant customer;

     . The ability of the Company to compete successfully with the other providers of standardized tests (see
         "Description of Business--Competition", above);

     . The ability of the Company to accommodate any changes in government regulation which may impact the marketability of its tests (see "Description of Business--Government
         Regulation", above);

     . The ability of the Company to secure additional financing as and when necessary;

     . The ability of the Company to retain the services of its key management, and to attract new members of the management team;

     . The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products;

     . Any decrease in the market for educational consulting services; and

     .   Increased competition in the field of publishing.

         The Company undertakes no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Report.

ITEM 7.        FINANCIAL STATEMENTS

         Financial information required by this item appears in the pages marked F-1 through F-28 at the end of this Report and are incorporated herein by reference as if fully set forth herein.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE

         Independent Auditors' Report                                   F-2

         Consolidated Financial Statements:

            Consolidated Balance Sheets                                 F-3

            Consolidated Statements of Operations                       F-5

            Consolidated Statement of Changes in Stockholders' Equity   F-6

            Consolidated Statements of Cash Flows                       F-7

         Notes to Consolidated Financial Statements                     F-9


ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                            PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
              THE EXCHANGE ACT


          As of October 31, 1997, the directors and executive officers of the Company, were as follows:

     Name            Age         Position
     ----            ---         --------

Walter B. Barbe      71          Director; and President, Modern
                                 Learning Press, Inc.

Michael D. Beck      51          Director; Vice President; and
                                 President, Chief Executive
                                 Officer, BETA

Steven R. Berger     42          Director

Stephen H. Ivens     56          Director; and Vice President,
                                 DRP Services

Michael Milone       52          Director

Andrew L. Simon      55          Chairman of the Board of
                                 Directors;  President; Chief
                                 Executive Officer; and Chief
                                 Financial Officer

Linda G. Straley     41          Director; Vice President,
                                 Operations; and Secretary

          Each director shall hold office until the next annual meeting of the Company's stockholders and until a successor is selected and qualified.

          WALTER B. BARBE was elected as a Director of the Company on May 30, 1997 and has been President and Publisher of Modern Learning Press, Inc. ("MLP"), the Company's wholly-owned subsidiary, since May 1, 1997. Dr. Barbe is also a Director of MLP. From 1990 until he joined MLP, Dr. Barbe was a Vice President of Universal Publishing. Prior to 1990, Dr. Barbe was the Editor in Chief of Highlights for Children, a children's magazine
            -----------------------
publication. Additionally, Dr. Barbe was a professor and chairman of the Department of Special Education at Kent State University and has lectured extensively on various topics. Dr. Barbe received a B.S., an M.A. and a Ph.D. from Northwestern University and is a licensed psychologist, a publisher and a college professor.

          MICHAEL D. BECK was elected as a Director of the Company on March 28, 1997 and has been Vice President of the Company since January 2, 1997. Mr. Beck is also a Director of BETA. Since 1983, Mr. Beck has been President of BETA, which provides consulting and contractual services to school districts, state education departments and test and textbook publishers. As of January 2, 1997, BETA became a wholly-owned subsidiary of the Company and Mr. Beck continues to serve as the President of BETA. See "Certain Relationships and Related Transactions". Mr. Beck has also provided consulting services on matters of educational research and assessment for various organizations, including the U.S. Army Training Support Center and Pitney Bowes Corporation. Mr. Beck received an A.B. from John Carroll University and an M.A. from Fordham University.

          STEVEN R. BERGER was elected as a Director of the Company on March 29, 1996 and he also serves on the Company's Compensation Committee and Audit Committee. Mr. Berger has been a partner in the law firm of Christy & Viener in New York City since January 1989. Mr. Berger received an A.B. and a J.D. from Harvard
University.   Christy & Viener has acted as special securities
counsel to the Company since January 1995.

          STEPHEN H. IVENS was elected as a Director of the Company on March 31, 1995, and has been Vice President, DRP Services since June 1997. Prior to serving as Vice President, DRP Services, Mr. Ivens was Vice President of Research and Development from June 1994 and, prior to that, was Executive Director of DRP Services of the Company from August 1989. Mr. Ivens received a B.S. in Mathematics and M.S. in Guidance from Illinois State University and a Ph.D. in Educational Research from Florida State University. From 1970 to 1989 he was an Executive Director at the College Entrance Examination Board.

          MICHAEL MILONE was elected as a Director of the Company on March 29, 1996 and he also serves on the Company's Compensation Committee and Audit Committee. Dr. Milone is also a Director of each of MLP and BETA. Dr. Milone has been an educational writer and independent consultant to publishers and school districts since 1984. Dr. Milone received an M.A. from Gallaudet University and a Ph.D. from The Ohio State University, where he has served as an adjunct assistant professor in the Department of Educational Services and Research.

          ANDREW L. SIMON was elected as Director and as President and Treasurer of the Company on March 31, 1995. Mr. Simon is also a Director of MLP and is a Director and Secretary of BETA. He served as Interim President of TASA from June 1994 through March 31, 1995. He was a founder of the Company and previously served as a Director from 1976 to 1991 and has acted as a financial consultant to the Company since its inception in 1976. From 1983 to 1986, he was a Vice President/Marketing Division Head in the Private Clients Group at Bankers Trust Company. He was a Vice President at Citibank, NA, where he held a number of senior marketing and sales positions, from 1980 to 1983. Prior to 1980, Mr. Simon served as Marketing Director for several consumer package goods companies including Norcliff-Thayer and Lederle Laboratories. He holds an M.B.A. from Columbia University and a B.A. from Washington University. Mr. Simon is a trustee of the Harvey School and previously served as a director of the City of Poughkeepsie Partnership.

          LINDA G. STRALEY was elected as a Director of the Company and has been Vice President of Operations since June 1994. From June 1994 through March 31, 1995, she was Chairman of the Board of Directors. She has been Secretary since August 1992 and, since 1984, she has served as director of DRP Services for the Company. Ms. Straley received a B.A. in Education from Bethany College and an M.S. in Psychology and Statistics from the State University of New York.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table shows compensation for services rendered to the Company during the fiscal years ended October 31, 1997, 1996 and 1995, respectively, by the Chief Executive Officer, the Vice President, DRP Services, the Vice President, Operations and the President of BETA. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during the fiscal years ended October 31, 1997, 1996 and 1995. Therefore, pursuant to Item 402 of Regulation S-B, only compensation for each of the Chief Executive Officer, the Vice President, DRP Services, Vice President, Operations and President of BETA is shown in the Summary Compensation Table below.

                    SUMMARY COMPENSATION TABLE



                                       Annual Compensation                      Long-Term Compensation
                                       ---------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                                       Securities            All Other
                                                          Other Annual  Restricted     Underlying     LTIP    Compen-
 Name and Principal                                       Compensation    Stock      Options/SARs(1) Payouts  sation
     Position                Year    Salary($)   Bonus($)      ($)      Award(s)($)       (#)          ($)      ($)
----------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             1997    $135,000      0       $39,025(3)       0          239,000(2)       0        0
President, Chief Executive   1996     109,568      0        33.707(3)       0           82,500          0        0
Officer and Chief Financial  1995      99,112    $2,500     32,271(3)       0             0             0        0
Officer

Stephen H. Ivens, Vice       1997    $112,000      0       $35,210(4)       0          102,500(2)       0        0
President, DRP Services      1996     107,068      0        34,163(4)       0           52,500          0        0
                             1995     102,498    $2,500     32,811(4)       0             0             0        0

Linda G. Straley, Vice       1997    $ 91,500      0       $23,635(5)       0          102,700(2)       0        0
President, Operations,       1996      88,125      0        25,951(5)       0           52,500          0        0
and Secretary                1995      72,500    $2,500     23,982(5)       0             0             0        0

Michael D. Beck, Vice        1997     $83,333(8)   0       $24,622(6)       0          125,000(7)       0        0
President, TASA;             1996           0      0             0          0                0          0        0
President and Chief          1995           0      0             0          0                0          0        0
Executive Officer, BETA


---------------
(1)       To date, the Company has issued no SARs
(2) Granted in connection with the rejuvenation (the "Rejuvenation") of certain options held by all employees of the Company, pursuant to which certain severely out-of-the-money options were canceled and new options to purchase an equal number of shares were granted, each with a new expiration date and a new exercise price equal to the fair market value of the Company's Common Stock on March 28, 1997, the date of the Rejuvenation.
(3)       Includes: contributions of $20,250, $16,435, and $15,242
          to the Company's qualified 401(k) Profit Sharing Plan
          (the "401(k)"), in the fiscal years ended October 31, 1997, 1996, 1995, respectively; and $8,250 annually for a company car.
(4) Includes: contributions of $16,800, $16,060 and $15,750 to the Company's 401(k) in the fiscal years ended October 31, 1997, 1996, 1995, respectively; and $6,100, $7,250, and $7,250 for a company car, in the fiscal years ended October 31, 1997, 1996, 1995, respectively.
(5) Includes: contributions of $10,980, $13,219 and $11,250 to the Company's 401(k) in the fiscal years ended October 31, 1997, 1996, 1995, respectively; and $3,100, $7,250, and $7,250 for a company car, in the fiscal years ended October 31, 1997, 1996, 1995, respectively.
(6) Includes: a contribution of $12,500 to the Company's 401(k) in Fiscal 1997; and $4,460 for a company car in Fiscal 1997.
(7) Granted as part of the purchase price for the acquisition of BETA by the Company.
(8) Represents salary paid since the commencement of Mr. Beck's employment by the Company on January 2, 1997.

EMPLOYMENT CONTRACTS

          On March 1, 1996, the Company entered into an employment agreement with each of Andrew L. Simon, Linda G. Straley and Stephen H. Ivens, pursuant to which the Company agreed to employ Mr. Simon, Ms. Straley and Mr. Ivens, and each of Mr. Simon, Ms. Straley and Mr. Ivens agreed to remain, as the Company's President and Chief Executive Officer, Vice President, Operations and Vice President, DRP Services, respectively, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in each such agreement.

          As of January 2, 1997, the Company entered into an employment agreement with Michael D. Beck, pursuant to which the Company agreed to employ Mr. Beck, and Mr. Beck agreed to remain, as a vice president of TASA and President and Chief Executive Officer of BETA, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in such agreement.

          In the employment agreements with each of Messrs. Simon, Ivens and Beck and Ms. Straley, the Company has agreed to provide for certain benefits and protections for such executive officers in connection with a change of control of the Company. Such agreements provide that upon the occurrence of a change of control (as defined in each agreement), such executive's employment agreement would continue until the earlier of three years from the date of such change of control or the date all of the Company's obligations under the employment agreement are satisfied. In addition, in the event of a change of control, each executive officer would be awarded for each fiscal year during the employment term, an annual bonus in cash at least equal to the average annual bonus payable to such executive in respect of two of the last three fiscal years immediately preceding the date of the change of control in which bonuses paid were higher. In addition, Mr. Beck's employment agreement provides that, in the event of a change of control, he would be entitled to receive a bonus equal to the average annual bonus payable to Mr. Beck from the Company in respect of two of the last three fiscal years immediately preceding the date of any change of control in which the bonuses paid were higher.

          As of May 1, 1997, MLP entered into an employment agreement with Walter B. Barbe, pursuant to which MLP agreed to employ Dr. Barbe, and Dr. Barbe agreed to remain, as MLP's President and Publisher for a term of one year, subject to automatic yearly extensions and certain rights of termination as provided in each such agreement.

          Each employment agreement contains a non-competition clause for two years following termination of the executive's employment.

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

STOCK INCENTIVE PLAN

          The Board of Directors of the Company adopted the 1991 Stock Option Incentive Plan (the "Option Plan") on August 25, 1991 in order to attract and retain qualified personnel, which Option Plan was approved by the stockholders on August 25, 1991. The Board of Directors adopted the Amended and Restated 1991 Stock Option Incentive Plan (the "Amended Option Plan") in February 1996, which Amended Option Plan amended and restated the Option Plan and was approved by the stockholders of the Company on March 29, 1996. Under the Amended Option Plan, options to purchase up to 2,500,000 shares of Common Stock may be granted to employees, officers, directors and consultants of the Company. The Amended Option Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). Subject to the terms of the Amended Option Plan, the Committee is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. The exercise price of stock options granted under the Amended Option Plan may not be less than the fair market value of the Company's Common Stock on the date of the grant. In general, options become exercisable after the first anniversary of the date of grant. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. Options held by a terminated employee expire three months after termination except in the event of death, disability or termination for cause. No one participant may receive, in any one fiscal year, awards under the Amended Option Plan which would entitle the Participant to receive more than 200,000 shares.

          In Fiscal 1995, the Company granted a total 72,500 options under the Option Plan; in Fiscal 1996, the Company granted a total of 233,000 options under the Amended Option Plan; and in Fiscal 1997, the Company granted a total of 1,018,250 options under the Amended Option Plan of which 715,750 options were granted in connection with the Rejuvenation. In Fiscal 1995, 18,900 options under the Option Plan were forfeited; in Fiscal 1996, 637,678 options under the Amended Option Plan were canceled or forfeited; and in Fiscal 1997, 715,750 options under the Amended Option Plan were canceled. As of December 15, 1997, there were 1,355,250 options in the aggregate outstanding under the Amended Option Plan.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
----------------------------------------------------------------------------------------------------------------
                            Number of Securities          Percent of Total        Exercise or
                         Underlying Options/SARs(1)   Options/SARs Granted to     Base Price
Name                            Granted (#)           Employees in Fiscal Year(3)   ($/Sh)       Expiration Date
----------------------------------------------------------------------------------------------------------------

Andrew L. Simon, President,    239,000(2)(5)                   26.6%                $0.719       March 27, 2007
Chief Executive Officer and
Chief Financial Officer
----------------------------------------------------------------------------------------------------------------

Stephen H. Ivens, Vice         102,500(2)(5)                   11.4%                $0.719       March 27, 2007
President, DRP Services
----------------------------------------------------------------------------------------------------------------

Linda G. Straley, Vice         102,700(2)(5)                   11.4%                $0.719       March 27, 2007
President, Operations,
and Secretary
----------------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice          125,000(4)                      13.9%                $0.531       January 2, 2002
President, TASA;
President and Chief
Executive Officer, BETA
----------------------------------------------------------------------------------------------------------------




(1)       To date, the Company has issued no SARs.
(2)       These options became exercisable on September 29, 1997.
(3) Includes all options granted to employees and directors under the Amended Option Plan, the Directors Stock Option Plan and the Consultants Stock Incentive Plan in Fiscal 1997.
(4)       These options became exercisable on January 3, 1998.
(5)       Granted in connection with the Rejuvenation.



           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES



                                                                      Number of           Value of
                                                                Securities Underlying    Unexercised
                                                                    Unexercised          In-the-Money
                                                                   Options/SARs(1)      Options/SARs(1)
                                                                   at FY-End (#)        at FY-End ($)
                                                                ---------------------------------------

                                 Shares Acquired      Value          Exercisable/        Exercisable/
Name                             on Exercise (#)   Realized ($)     Unexercisable       Unexercisable
-----------------------------------------------------------------------------------------------------------
Andrew L. Simon, President, Chief       0              0               321,500/0        $30,580/$0.00(2)
Executive Officer and
Chief Financial Officer
-----------------------------------------------------------------------------------------------------------

Stephen H. Ivens, Vice                  0              0               155,000/0        $13,542/$0.00(2)
President, DRP Services
-----------------------------------------------------------------------------------------------------------

Linda G. Straley, Vice President,       0              0               155,200/0        $13,517/$0.00(2)
Operations, and Secretary
-----------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice President,       0               0               0/125,000(3)     $0.00/$39,125(2)(3)
TASA;  President and Chief
Executive Officer, BETA
-----------------------------------------------------------------------------------------------------------




(1)      To date, the Company has issued no SARs.
(2)      Based on the closing bid price of the Company's Common
         Stock on NASDAQ on October 31, 1997, or $0.844.
(3)      Became exercisable on January 3, 1998.

DIRECTORS COMPENSATION

         The Board of Directors of the Company adopted the Directors Plan in February 1996 in order to aid the Company in attracting, retaining and motivating independent directors, which Directors Plan was approved by the stockholders of the Company on March 29, 1996. Under the Directors Plan, non-qualified stock options to purchase up to 100,000 shares of Common Stock may be granted to non-employee directors of the Company, which options are granted automatically at the times and in the manner stated in the Directors Plan.

         Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he (she) first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he (she) is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant. The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years. On March 29, 1996, the Company granted 10,000 options; and on March 28, 1997, the Company granted 5,000 options.

         On March 11, 1997, the Company entered into a consulting contract with Michael Milone, pursuant to which Dr. Milone would provide consulting services to the Company in exchange for the grant of options to purchase 30,000 shares of the Company's Common Stock pursuant to the Consultants Stock Incentive Plan (the "Consultants Plan"). The agreement has a term until October 31, 1997, subject to automatic renewal for successive one-year terms thereafter, unless at least 30 days prior to the then scheduled termination date, either party shall give written notice to the other party of the non-renewal thereof.

         Directors receive no compensation, other than the options pursuant to the Directors Plan, for services in such capacity.

OTHER PLANS

         CONSULTANTS STOCK INCENTIVE PLAN. In March 1997, the Board of Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 200,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant, however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods.
The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. In Fiscal 1997, 50,000 options were granted under the Consultants Plan.

         PROFIT SHARING PLAN. The Company has a qualified 401(k) Profit Sharing Plan. The 401(k) Plan allows employees to contribute up to 15 percent of income through Company contributions and a salary reduction mechanism. Company contributions to the 401(k) Plan are optional and accrue at the discretion of the Board of Directors. For Fiscal 1997, Fiscal 1996 and Fiscal 1995, the Company made a contribution to profit sharing equal to five percent (5%) of each eligible employee's compensation, thereby limiting each eligible employee to contribute up to ten percent (10%) of compensation.

         Net assets for the 401(k) Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, are $1,523,346 at October 31, 1997.

         MONEY PURCHASE PENSION PLAN. In October 1991, the Company adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, the Company makes an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation.

         Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, are $742,342 at October 31, 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock, as of December 31, 1997, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

            As of December 31, 1997, there were 8,489,322 shares of Common Stock outstanding, and 1,500 shares of Series A Preferred Stock outstanding. Each share of Common Stock is entitled to one vote per share and each share of Series A Preferred Stock is entitled to 3,000 votes per share. Consequently, there are an aggregate of 12,989,322 eligible votes for the Company's outstanding capital stock.

            All of the shares of Common Stock and Preferred Stock owned by Messrs. Simon and Ivens and Ms. Straley, other than shares deemed to be owned beneficially by such officers because they may be acquired through the exercise of currently exercisable stock options, are held in a voting trust (the "Voting Trust"), pursuant to a Voting Trust Agreement, dated as of August 19, 1992, as amended. Until his death, Bertram L. Koslin had been sole Voting Trustee. Julius Ostreicher, the attorney for the Estate of Bertram
L. Koslin, Andrew L. Simon, the Chairman of the Board of Directors and the President of the Company, and Eileen West, a former director of the Company, have been appointed as successor Voting Trustees. For purposes of the table set forth below, each of such officers are listed as beneficially owning the shares of Common Stock and Preferred Stock listed opposite his or her name, even though the Voting Trust has the sole rights to vote such shares. Because the Voting Trust has the sole and exclusive power to exercise all voting rights with respect to the shares of Common Stock and Preferred Stock deposited in the Voting Trust, the Voting Trust has sole voting and dispositive power with respect to 1,441,055 shares of Common Stock (and, therefore, 1,441,055 votes) and with respect to 1,500 shares of Preferred Stock (and, therefore, 4,500,000 votes). Accordingly, the Voting Trust has the power to exercise 5,941,055 votes, or 45.7% of all eligible votes.

                                     Shares of       Percent of      Shares of       Percent of
Name and Address of                Common Stock     Common Stock  Preferred Stock Preferred Stock  Percent of all
Beneficial Owners and              Beneficially      Beneficially   Beneficially   Beneficially     Outstanding
Directors and Officers                 Owned            Owned          Owned          Owned            Votes
-----------------------------------------------------------------------------------------------------------------
5% Beneficial Owners:
--------------------
Voting Trust, u/a dated August 19,   1,441,055          17.0%         1,500.0         100.0%           45.7%
1992, as amended, Julius
Ostreicher, Andrew L. Simon and
Eileen West, Voting Trustees c/o
Touchstone Applied Science
Associates, Inc., 4 Hardscrabble
Heights, Brewster, NY 10509
-----------------------------------------------------------------------------------------------------------------

Estate of Bertram L. Koslin             454,170          5.4%           948.68         63.2%           25.4%
1640 Hunterbrook Road
Yorktown Heights, NY 10598
-----------------------------------------------------------------------------------------------------------------

Eileen West                              21,500(a)       0.1%            10.74          0.72%           0.1%
56 Harrison Street
New Rochelle, NY 10801
-----------------------------------------------------------------------------------------------------------------

Officers and Directors:
----------------------
Andrew L. Simon                         649,902(b)       7.4%           179.0          11.9%            8.9%
1905 Hunterbrook Road
Yorktown Heights, NY 10598
-----------------------------------------------------------------------------------------------------------------

Stephen H. Ivens                        304,976(c)       3.5%            89.5           6.0%            4.4%
272 River Drive
River Vale, NJ 07675
-----------------------------------------------------------------------------------------------------------------

Linda G. Straley                        337,977(d)       3.9%            89.5           6.0%            4.6%
2 Circle Drive East
Ridgefield, CT 06877
-----------------------------------------------------------------------------------------------------------------

Steven R. Berger                          5,000(e)       0.1%             0             0.0%            --(f)
3 Castle View Court
Rye Brook, NY 10573
-----------------------------------------------------------------------------------------------------------------

Michael Milone                           83,000(g)       0.1%             0             0.0%            0.6%
64 Calle del Norte
Placitas, NM  87043
-----------------------------------------------------------------------------------------------------------------

Michael D. Beck                         284,500(h)       3.3%             0             0.0%            2.2%
35 Guion Street
Pleasantville, NY 10570
-----------------------------------------------------------------------------------------------------------------

Walter B. Barbe                          10,000(i)       0.1%             0             0.0%            --(f)
910 Church Street
Honesdale, PA 18431
-----------------------------------------------------------------------------------------------------------------

Officers and Directors as a            2,455,255(j),(k) 26.5%          1,500(j)          100.0%        50.6%
Group (7 persons)
-----------------------------------------------------------------------------------------------------------------



a Includes 21,500 shares which Ms. West has the right to acquire upon the exercise of currently exercisable stock options; excludes the shares of Common Stock and Preferred Stock held in the Voting Trusts for the benefit of all members thereof, which Voting Trust is listed separately as a 5% stockholder in this Table. Ms. West is one of three Voting Trustees of the Voting Trust.

b Includes 321,500 shares which Mr. Simon has the right to acquire upon the exercise of currently exercisable stock options, which options are not included in the Voting Trust; excludes (i) 1,500 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership, and (ii) the shares of Common Stock and Preferred Stock held in the Voting Trust for the benefit of all of the members thereof, which Voting Trust is listed separately as a 5% shareholder in this table. Mr. Simon is one of three Voting Trustees of the Voting Trust.

c Includes 155,000 shares which Mr. Ivens has the right to acquire upon the exercise of currently exercisable stock options.

d Includes 155,200 shares which Ms. Straley has the right to acquire upon the exercise of currently exercisable stock options.

e Includes 5,000 shares which Mr. Berger has the right to acquire upon the exercise of currently exercisable stock options; excludes 2,500 shares which are the subject of options granted to Mr. Berger which are not currently exercisable.

f   Less than 0.1%.

g Includes (i) 78,000 shares which are held in a Custodial SEP, of which Dr. Milone is the beneficiary, and (ii) 5,000 shares which Dr. Milone has the right to acquire upon the exercise of currently exercisable stock options; excludes 2,500 shares which are the subject of options granted to Dr. Milone which are not currently exercisable.

h   Includes (i) 47,000 shares which are owned jointly with Mr. Beck's wife,
    (ii) 37,500 shares owned by Mr. Beck's minor daughter, and (iii)
    125,000 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options; excludes 37,500 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership.

i Excludes 125,000 shares which are the subject of options granted to Dr. Barbe which are not currently exercisable.

j Includes shares held in the Voting Trust for the benefit of the Estate of Bertram L. Koslin, Eileen West and certain employees of the Company. Andrew L. Simon, Chairman of the Board of Directors and President of the Company, is one of three Voting Trustees of the Voting Trust.

k Includes an aggregate of 766,700 currently exercisable options which are held by officers and directors of the Company, but are not included in the Voting Trust. Excludes an aggregate of 130,000 options held by officers and directors of the Company which are not currently exercisable and are not included in the Voting Trust.


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

          On November 16, 1992, the Company issued 1,500 shares of $.0001 par value convertible preferred shares to the Voting Trust. The beneficiaries of the Voting Trust consist of, among others, Messrs. Simon and Ivens and Ms. Straley and the Estate of Bertram
L. Koslin. The shares are entitled to 3,000 votes per share. The holders of the shares are entitled to a non-cumulative dividend of $.01 per share. In September 1994, with the consent of the Voting Trust and the beneficiaries thereof, the Company exchanged the 1,500 outstanding $.0001 par value convertible preferred shares for 1,500 par value $.0001 preferred shares. Such preferred shares possess all the rights of the original issue but for the conversion privilege.

          Accordingly, the Voting Trust has sole voting and dispositive power with respect to the preferred shares, as well as the shares of Common Stock held in the Voting Trust. See "Security Ownership of Certain Beneficial Owners and Management".

          As of January 2, 1997 (the "Agreement Date"), the Company purchased all of the outstanding capital stock of BETA from the holders of such shares for a purchase price equal to (i) $130,000 in cash, (ii) $150,000 payable in promissory notes, bearing interest at the rate of 8 1/4% and maturing on January 2, 1999, and
(iii) 150,000 shares of the Company's Common Stock, par value $.0001 per share. Michael D. Beck, Vice President and Director of the Company and President and Chief Executive Officer of BETA, Connie Beck, Mr. Beck's wife, and Amanda Beck, Mr. Beck's minor daughter, were the shareholders of BETA at the time of its acquisition. Pursuant to the Stock Purchase Agreement, Mr. Beck has the option to repurchase all of the outstanding capital stock of BETA from the Company for a period of six years from the Agreement Date, provided that Mr. Beck may not exercise the option prior to the third anniversary of the Agreement Date unless his employment with the Company and BETA is not renewed at the expiration of the initial three-year term or has been terminated for "cause" or "disability" or he leaves after a change of control for "good reason" (as contemplated by his employment agreement). The option exercise price is subject to a formula and varies based upon the reason for, and timing of, exercise.

          One of the Company's directors, Steven R. Berger, is a partner in Christy & Viener, which acts as special securities counsel to the Company. The Company paid legal fees of $124,864, $112,458 and $84,362 to Christy & Viener for the fiscal years ended October 31, 1997, 1996 and 1995, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following Exhibits are filed as part of this Report:

     3.1 Certificate of Incorporation, dated August 22, 1991 filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

     3.2 Certificate of Merger dated August 26, 1992, filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

     3.3 Certificate of Designations for Series A Preferred Stock of the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

     3.4 Amended and Restated By-Laws (incorporated by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-27659) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on May 22, 1997)

     4.1 Specimen Certificate evidencing shares of Common Stock (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

     4.2 Form of Warrant (incorporated by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-27659) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on May 22, 1997)

     9.1 Voting Trust Agreement, dated August 19, 1992 (incorporated herein by reference to the exhibit contained in Amendment No. 1 to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 16, 1994)

     9.2 Amendment of Voting Trust Agreement and Appointment of Successor Trustee, dated March 30, 1995 (incorporated herein by reference to the exhibit contained in Amendment No. 1 to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 16, 1994)

     10.1 Lease Agreement between the Town of Southeast Industrial Development Agency/Industrial
                 Development Reserve Bonds and the Company;
                 Mortgage and Security Agreement between the Company and the Town of Southeast Industrial Development Agency to Barclays Bank of New York, N.A., now The Bank of New York, as mortgagee; Note between the Company and Barclays Bank of New York, N.A., now The Bank of New York; Lease Guarantee Agreement from the Company as guarantor and Barclays Bank of New York, N.A., now The Bank of New York, as Trustee; Amendment to Lease between the Town of Southeast Industrial Development Agency and the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

     10.2 Extension and Modification Agreement, dated as of October 31, 1996, between the Company and the Town of Southeast Industrial Development Agency, and the Bank of New York (incorporated herein by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996)

     10.3 Agreements between the Company and the Commissioner of Education of the State of New York and Chief Executive Officer of the Board of Regents of the University of the State of New York (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

     10.4 Agreement between the Company and the State of Connecticut and a Purchase Order between the Company and the Commonwealth of Virginia (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

     10.5 401(k) Plan (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7,
                 1993)

     10.6 Notice of Grant Award (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

     10.7 Patent Assignment by Bertram Koslin to the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 (File No. 33-65766) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

     10.8 Amended and Restated 1991 Stock Option Incentive Plan (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

     10.9 Directors Stock Option Plan (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

     10.10 Employment Agreement with Andrew L. Simon (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

     10.11 Employment Agreement with Linda G. Straley (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

     10.12 Employment Agreement with Stephen H. Ivens (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

     10.13 Stock Purchase Agreement, dated as of January 2, 1997, between Beck Evaluation & Testing Associates, Inc., Connie K. Beck, Michael D. Beck, Amanda P. Beck and the Company, together with all schedules and exhibits thereto (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

     10.14 Employment Agreement, dated as of January 2, 1997, between the Company and Michael D. Beck (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

     10.15 Assignment, Assumption and Sale Agreement, dated as of December 30, 1996, between Steck-Vaughn Company and the Company (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

     10.16 Consulting Agreement, dated as of December 13, 1996, between the Company and Paris Group, Ltd., as amended by Amendment No. 1 to Consulting Agreement, dated as of January 31, 1997, between the Company and Paris Group, Ltd. (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

     10.17 Agreement, dated as of March 6, 1997, between Jericho State Capital Corp. of Florida and the Company (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

     10.18       Consultants Stock Incentive Plan
                 (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
                 April 30, 1997)

     10.19 Consulting Agreement, dated as of March 11, 1997, between Michael Milone and the Company (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

     10.20 Asset Purchase Agreement, dated as of May 30, 1997, by and between Programs for Education, Inc., Bernard B. Shapiro, Modern Learning Press, Inc. and the Company (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on
                 June 16, 1997)

     10.21 Secured Promissory Note, dated May 30, 1997, of Modern Learning Press, Inc. (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

     10.22 Security Agreement, dated May 30, 1997, by and between Programs for Education, Inc., Bernard B. Shapiro and Modern Learning Press, Inc. (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

     10.23 Stock Pledge Agreement with Escrow Provisions, dated May 30, 1997, by and among the Company, Programs for Education, Inc. and Pluese, Lihotz, Incollingo & Leone (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

     10.24 Guaranty Agreement, dated May 30, 1997, by the Company in favor of Programs for Education, Inc. and Bernard B. Shapiro (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

     10.25 Royalty Agreement, dated May 30, 1997, by and between Modern Learning Press, Inc. and Bernard B. Shapiro (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

     10.26       Employment Agreement, dated as of May 1,
                 1997, between Modern Learning Press, Inc.
                 and Walter B. Barbe (filed herewith)

     10.27       Mortgage Modification and Extension
                 Agreement, dated as of August 28, 1997,
                 between MSB Bank and the Company (filed
                 herewith)

     10.28       Amended and Restated Mortgage Note, dated
                 August 28, 1997, of the Company in favor of MSB Bank (filed herewith)

     10.29 Term Loan Agreement, dated August 28, 1997, between the Company and MSB Bank (filed herewith)

     10.30 Note, dated August 28, 1997, of the Company in favor of MSB Bank (filed herewith)

     10.31       Security Agreement between the Company and
                 MSB Bank (filed herewith)

     10.32       Environmental Guaranty, dated August 28,
                 1997, of the Company (filed herewith)

     10.33       Agreement, dated as of August 19, 1997,
                 among Comprehensive Capital, Theodore P.
                 Allocca, Theodore Allocca, Steven Kevorkian, and the Company (filed herewith)

     10.34       Agreement, dated as of August 19, 1997,
                 between Barry M. Goldstein and the Company
                 (filed herewith)

        11 Computation of Earnings Per Share (filed herewith)

        21       Subsidiaries of the Registrant (filed
                 herewith)

        23 Consent of Lazar, Levine & Felix LLP (filed herewith)

        27       Financial Data Schedule (filed herewith;
                 electronic filing only)

  (b)  Reports on Form 8-K

     None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------







                                                                PAGE
                                                                ----

INDEPENDENT AUDITORS' REPORT                                    F - 2

CONSOLIDATED BALANCE SHEETS                                     F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                           F - 5

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY       F - 6

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F - 9

                    INDEPENDENT AUDITORS' REPORT
                    ----------------------------


To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 1997 and 1996 and the results of its operations and its cash flows for the three years ended October 31, 1997 in conformity with generally accepted accounting principles.



Lazar, Levine & Felix LLP
Certified Public Accountants
New York, New York
December 11, 1997

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES
                                                                    Page 1 of 2
                       CONSOLIDATED BALANCE SHEETS
                                                               October 31,
                                                         1 9 9 7        1 9 9 6
                                                         -------        -------
        ASSETS
        ------

Current assets:
  Cash and temporary investments                      $1,156,664      $1,049,819
  Marketable securities                                  377,560       2,076,158
  Accounts receivable                                    803,021         567,374
  Inventories                                            360,227         242,081
  Loan receivable (Note E)                                    --         400,000
  Prepaid expenses and other current assets              381,381         123,106
                                                       ---------       ---------

     Total current assets                              3,078,853       4,458,538

Property, plant and equipment - net of
  accumulated depreciation of $1,029,417
  and $909,607, respectively
  (Notes C, F and G)                                   1,739,947       1,795,195

Other assets:
  Test passage bank, net of accumulated
    amortization of $1,175,235 and $907,053
    respectively (Note D)                              2,743,853       2,563,286
Software development costs, net of
    accumulated amortization of $30,517 and $5,427,
    respectively                                         340,930         136,928
Goodwill, net of accumulated amortization of
    $65,511                                              796,746              --
Noncompete agreements, net of accumulated amortization
    of $29,762 (Note B)                                  470,238              --
Deferred income taxes (Note J)                           335,722              --
Other assets                                              86,596          21,595
                                                       ---------       ---------

     Total assets                                     $9,592,885      $8,975,542
                                                      ==========      ==========




See notes to consolidated financial statements.

                                     F - 3


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES
                                                                    Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                               October 31,
                                                         1 9 9 7        1 9 9 6
                                                         -------        -------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Current portion of long-term debt  (Notes F and G)  $  314,217      $   95,500
  Accounts payable and accrued expenses                  520,148         246,270
  Corporation taxes payable                                   --             566
                                                       ---------       ---------

     Total current liabilities                           834,365         342,336

Long-term debt:
  Long-term debt less current portion (Notes F and G)  2,528,968         728,250
  Deferred income taxes (Note J)                              --         521,221
                                                       ---------       ---------

     Total liabilities                                 3,363,333       1,591,807
                                                       ---------       ---------

Commitments and contingencies (Notes B, H, K, L, M and N)

Stockholders' equity (Note I):
  Preferred stock, $.0001 par value, 5,000,000
    authorized, 1,500 issued and outstanding                  --              --
  Common stock, $.0001 par value, 20,000,000
    authorized, 8,389,322 and 7,789,322 shares issued and
    outstanding, respectively                                839             779
  Additional paid-in capital                           4,365,875       4,077,935
  Stock subscription receivable                          (14,350)        (14,350)
  Unrealized holding gain (loss)                           8,601         (20,073)
  Unearned compensatory stock                           (107,046)             --
  Retained earnings                                    1,975,633       3,339,444
                                                       ---------       ---------

     Total stockholders' equity                        6,229,552       7,383,735
                                                       ---------       ---------

     Total liabilities & stockholders' equity         $9,592,885      $8,975,542
                                                      ==========      ==========




See notes to consolidated financial statements.

                                     F - 4


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years Ended October 31,
                                                 1 9 9 7      1 9 9 6       1 9 9 5
                                                 -------      -------       -------
Contract income                              $   796,858  $   875,608   $   956,803
Catalog sales                                  2,042,043    1,644,300     1,357,791
Consulting income                                287,355           --            --
Catalog sales - MLP                            1,461,377           --            --
                                               ---------    ---------     ---------

Total net revenue (Note L)                     4,587,633    2,519,908     2,314,594

Cost of goods sold (Note M)                    1,578,749      711,564       954,907
                                               ---------    ---------     ---------

Gross profit                                   3,008,884    1,808,344     1,359,687
                                               ---------    ---------     ---------

Operating expenses:
  Selling expenses                             1,128,604      703,214       593,959
  General and administrative expenses          1,601,764      936,462       740,861
  Bad debt expense (Note E)                      405,000           --            --
  Product development                                 --       60,238            --
  Impairment of goodwill                       2,002,674           --            --
                                               ---------    ---------     ---------

Total operating expenses                       5,138,042    1,699,914     1,334,820
                                               ---------    ---------     ---------

(Loss) income from operations                 (2,129,158)     108,430        24,867

Other income (expense):
  Loss on sale of assets                         (30,539)          --            --
  Interest expense                              (145,748)     (64,154)      (58,939)
  Investment income                              111,665      166,981       163,714
                                               ---------    ---------     ---------

(Loss) income before income taxes             (2,193,780)     211,257       129,642

Income taxes (benefit) (Note J)                 (829,969)      19,209       (25,504)
                                               ---------    ---------     ---------

(Loss) net income                            $(1,363,811) $   192,048   $   155,146
                                             ===========  ===========   ===========

Weighted average shares outstanding
    Primary                                    8,213,089    7,640,867     7,665,511
    Fully diluted                              8,213,089    7,640,867     7,738,324

(Loss) earnings per share
  Primary                                   $       (.17) $       .03   $       .02
  Fully diluted                             $       (.17) $       .03   $       .02




See notes to consolidated financial statements.

                                     F - 5


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    Additional Stock         Unrealized  Unearned                 Total
                   Preferred Stock    Common Stock    Paid-in  Subscriptions Holding     Compensatory Retained  Stockholders'
                   Shares   Amount  Shares  Amount   Capital   Receivable    Loss        Stock        Earnings    Equity
                   ------   ------  ------  ------   -------   ----------    ----        -----        --------    ------

Balance at
 November 1, 1994   1,500   $ --   6,899,400   $690   $3,504,478   $   --      $ (105,486)   $   --    $2,992,250   $6,391,932

  Financial advisory
    services          --      --          --     --      105,500       --              --        --            --     105,500
  Net unrealized gain
    in marketable
    securities        --      --          --     --           --       --          64,662        --            --      64,662
  Net income          --      --          --     --           --       --              --        --       155,146     155,146
                   -----    ----   ---------    ---   ----------   ------      ----------     -----    ----------  ----------

Balance at
 October 31, 1995  1,500      --   6,899,400    690    3,609,978       --         (40,824)       --     3,147,396   6,717,240

  Proceeds from
    exercise
    of options        --      --     865,922     87      310,459  (14,350)             --        --            --     296,196
  Proceeds from
    exercise
    of warrants       --      --      24,000      2       51,998       --              --        --            --      52,000
  Financial advisory
    services          --      --          --     --      105,500       --              --        --            --     105,500
  Net unrealized
    gain in
    marketable
    securities        --      --          --     --           --       --          20,751        --            --      20,751
  Net income          --      --          --     --           --       --              --        --       192,048     192,048
                    ----    ----   ---------    ---    ---------   ------          ------     -----     ---------   ---------

Balance at
 October 31, 1996  1,500      --   7,789,322    779    4,077,935  (14,350)        (20,073)       --     3,339,444   7,383,735

  Purchase of
    subsidiary
    - Beta            --      --     150,000     15       79,635       --              --        --            --      79,650
    Proceeds from
      exercise of
      warrants        --      --     150,000     15       67,710       --              --        --            --      67,725
    Stock issued
      for services    --      --     300,000     30      140,595       --              --  (107,046)           --      33,579
    Net unrealized
      gain in
      marketable
      securities      --      --          --     --           --       --          28,674        --            --      28,674
    Net loss          --      --          --     --           --       --              --        --    (1,363,811) (1,363,811)
                    ----    ----   ---------    ---    ---------   ------          ------     -----     ---------   ---------

Balance at
 October 31, 1997  1,500 $    --   8,389,322   $839   $4,365,875 $(14,350)      $   8,601 $(107,046)   $1,975,633  $6,229,552
                   =====    ====   =========    ===   ========== ========       =========  ========    ==========  ==========



See notes to consolidated financial statements.

                                     F - 6


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Page 1 of 2


                                                              Year Ended October 31,
                                                        1 9 9 7     1 9 9 6      1 9 9 5
                                                        -------     -------      -------
OPERATING ACTIVITIES
  Net (loss) income                                  $(1,363,811)  $ 192,048   $ 155,146
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                      560,389     389,767     343,740
      Deferred income taxes                             (856,943)    (80,941)   (176,999)
      Financial advisory services                         33,580     105,500     105,500
      Impairment of goodwill                           2,002,674          --          --
      Bad debt expense                                   405,000          --          --
      Loss on sale of assets                              30,539       1,009          --
  Changes in operating assets and liabilities:
      Accounts receivable                               (129,486)   (215,883)    (65,629)
      Inventories                                          7,824     (89,785)     (4,518)
      Prepaid expenses                                    11,360      90,915      82,730
      Other assets                                       (16,031)         --          --
      Accounts payable and accrued expenses              (43,792)     35,758      43,236
                                                      ----------    --------     -------

    NET CASH FLOWS FROM OPERATING ACTIVITIES             641,303     428,388     483,206
                                                      ----------    --------     -------

INVESTING ACTIVITIES
  Test passage bank                                     (448,749)   (361,225)   (318,233)
  Software development costs                            (229,092)   (142,356)         --
  Purchase of marketable debt securities                  (3,797)   (111,164)    (82,435)
  Proceeds from sale of marketable securities          1,193,148     170,000          --
  Proceeds from sale of assets                            15,300          --          --
  Acquisition of subsidiaries                         (2,270,864)         --          --
  Acquisition of test rights                             (29,900)         --          --
  Acquisition of fixed assets                           (116,754)    (73,448)   (175,053)
                                                      ----------    --------     -------

    NET CASH FLOWS FROM INVESTING ACTIVITIES          (1,890,708)   (518,193)   (575,721)
                                                      ----------    --------    --------




See notes to consolidated financial statements.




                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                    Page 2 of 2


                                                              Year Ended October 31,
                                                        1 9 9 7     1 9 9 6      1 9 9 5
                                                        -------     -------      -------
FINANCING ACTIVITIES
  Mortgage costs                                        (44,633)         --           --
  Deferred offering costs                                    --    (151,343)    (199,615)
  Proceeds from exercise of warrants                         --      52,000           --
  Proceeds from exercise of options                          --     684,162           --
  Net proceeds from loan payable                        531,446          --           --
  Proceeds from long-term debt                        1,800,000          --           --
  Repayment of long-term debt                          (930,563)    (62,500)     (75,000)
                                                      ---------    --------     --------

NET CASH FLOWS FROM FINANCING ACTIVITIES              1,356,250     522,319     (274,615)
                                                      ---------    --------     --------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS            106,845     432,514     (367,130)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                              1,049,819     617,305       984,435
                                                      ---------    --------     ---------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                   $1,156,664  $1,049,819     $ 617,305
                                                      =========   =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $  144,262  $   67,858     $  67,392
                                                      =========   =========     =========

  Income taxes paid                                  $  137,612  $   30,690     $  47,522
                                                      =========   =========     =========

  Stock issued for prepaid consulting costs          $  140,625  $       --     $      --
                                                      =========   =========     =========















See notes to consolidated financial statements.

                                     F - 8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Touchstone Applied Science Associates, Inc. (the "Company"), was originally incorporated in the State of New York in 1976. In August 1991, the Company changed its corporate domicile to Delaware by merger into a Delaware corporation created exclusively for that purpose. The Company develops, publishes and distributes a proprietary line of reading tests specifically to meet clients' measurement specifications to elementary and secondary schools, colleges and universities throughout the United States. In January 1997, the Company purchased the outstanding capital stock of Beck Evaluation & Testing Associates, Inc. ("BETA"), a company which designs tests and evaluates assessment needs for schools, school districts and test and textbook publishers throughout the United States (Note B). In May 1997, the Company formed a wholly-owned subsidiary, Modern Learning Press, Inc. ("MLP"), which purchased certain assets of Programs for Education, Inc., a company which designs, publishes and distributes "consumable" student workbooks for grades K-4 and creates and publishes books and pamphlets for elementary school teachers and parents throughout the United States (Note B). In July 1995, RTA-USA Inc., the Company's former subsidiary, which was substantially inactive, was merged into the Company.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BETA and MLP. All material intercompany transactions have been eliminated in consolidation.

Goodwill
--------

Included in the purchase of the Company's subsidiaries was goodwill totaling $374,067 for BETA and $2,490,864 for MLP. This goodwill is being amortized over a period of six years. In July 1997, the Company deemed goodwill purchased in the MLP transaction totaling $2,002,674 to be impaired based upon the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Accordingly, goodwill was reduced to fair value. The Company will continue to evaluate goodwill for potential impairment.


                                     F -  9

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

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

Marketable Securities
---------------------

Effective November 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) Number 115, "Accounting for Certain Investments in Debt, and Equity Securities". Under this standard, certain investments in debt and equity securities will be reported at fair value. The Company's marketable securities, which consist primarily of investment grade bonds, are being reported as available for sale securities. The market value of these securities at October 31, 1997 and 1996 is as follows:

                                            October 31,
                                     1 9 9 7           1 9 9 6
                                     -------           -------

Aggregate cost                      $ 900,405        $2,096,231
Gross unrealized gain                   8,601             1,850
Gross unrealized loss                      --           (21,923)
Loans collateralized by securities   (531,446)               --
                                    ---------       -----------

                                    $ 377,560        $2,076,158
                                    =========       ===========

All of these securities mature within one through five years. Cost of the securities used in the computation of realized gains and losses is determined using the specific
identification method.   During 1996, a bond with a face
value of $170,000 matured. There was no realized gain or loss on this security. During 1997, bonds with an aggregate face value of $1,199,623 matured or were sold. Losses totaling $6,475 were realized on these securities.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Marketable Securities (Continued)
---------------------------------

In May 1997, the Company borrowed $989,716 by margining its investment account. Borrowings on this account, which totaled $531,446 at October 31, 1997, incurred interest at the rate of 7-5/8% per annum and were collateralized by the bonds held in the brokerage account.

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

             Building                          31-1/2 years
             Building improvements             15 to 31-1/2 years
             Furniture and computer equipment  5 to 7 years
             Automobiles                       5 years

Income Taxes
------------

The Company has elected to file a consolidated federal income tax return with its subsidiaries. The Company's deferred income taxes arise principally from the differences in the recording of expenses relating to the test passage bank (See Note E), and differences relating to the reporting of goodwill by the Company's subsidiaries. Income taxes are reported based upon the Company's adoption of Statement of Financial Accounting Standards (SFAS) Number 109, "Accounting for Income Taxes".

Software Development
--------------------

The Company accounts for costs associated with the development of software products pursuant to SFAS Number 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Pursuant to these rules for product development, the work performed prior to the determination of technological feasibility, is treated as research and development costs and is expensed as incurred. From the point a project obtains technological feasibility until it is ready for sale, the payroll and payroll related charges and any direct material costs are capitalized. Capitalization of computer software costs is discontinued when the product is available to be sold.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Amortization
------------

IDA bond origination fees and mortgage costs (see Note G) are amortized using the straight-line method over the term of the indebtedness. Other capitalized costs are amortized using the straight-line method over a period of five (5) years for software development, seven (7) years for non-compete agreements and eleven (11) years for the test passage bank.

Reserve for Bad Debts
---------------------

The Company, due to its customer base, has experienced virtually no trade bad debts. As a result, no reserve has been provided for. (See also Note E)

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains substantially all its cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 1997 and 1996, the Company's uninsured cash balances totaled $848,314 and $386,737, respectively. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

Revenue Recognition
-------------------

Catalog and contract sales are recognized when product is shipped from the Company's warehouse. Consulting income is recognized as consulting services are rendered.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 1997 and 1996, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings (loss) per Share
-------------------------

Earnings (loss) per share for the years ended October 31, 1997, 1996 and 1995 were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants. The Company had a net loss for the year ended
October 31, 1997 and, accordingly, common stock equivalents are excluded as the effect would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share", which changes the method for calculating earnings per share. SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share, as opposed to "primary" and "fully diluted" earnings per share and is effective for periods ending after December 15, 1997. Early adoption is not permitted. Management does not believe that earnings per share reported in accordance with SFAS No. 128 will materially differ from earnings per share as currently reported.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - BUSINESS ACQUISITIONS
------------------------------

Beck Evaluation and Testing Associates, Inc.
--------------------------------------------

In January 1997, the Company acquired all the outstanding capital stock of Beck Evaluation & Testing Associates, Inc., ("BETA"). The purchase price consisted of $130,000 paid in cash, $150,000 payable in promissory notes, bearing interest at the rate of 8 1/4% per annum and maturing on January 2, 1999 and 150,000 shares of the Company's common stock. Additionally, the former stockholder and officer of BETA has the option to repurchase all of the outstanding capital stock of BETA from the Company for a period of six years, but may not exercise the option in the first three years unless certain conditions relating to his termination of employment are met. The acquisition is being accounted for using the purchase method of accounting and, accordingly, the Company's financial statements include the operations of BETA from the date of acquisition.

Modern Learning Press, Inc.
---------------------------

In May 1997, a newly-formed wholly-owned subsidiary of the Company, Modern Learning Press, Inc. ("MLP") purchased certain assets of Programs for Education, Inc. In addition to assuming certain liabilities, MLP purchased the assets for $3,200,000. The purchase price paid by MLP consisted of $2,200,000 in cash and a secured promissory note for $1,000,000 bearing interest at a rate of one percent (1%) above prime rate but in no event less than nine percent (9%) per annum and payable in equal quarterly installments over a five year period. The promissory note is guaranteed by the Company. Among other provisions, the purchase includes a noncompete agreement with the previous owner prohibiting him or any party related to him from competing with the Company for a period of seven (7) years. Included in the purchase price were consulting fees to the former owner for a period of one year. In addition, the Company was required to pay a deferred bonus totaling approximately $254,000 to the previous owner payable on or before September 30, 1997 and has agreed to pay this former owner royalties on sales of certain of MLP's products, for a term of seven (7) years following the closing of the acquisition in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, with increases each year to a maximum of $240,000 in the seventh year. The acquisition is being accounted for using the purchase method of accounting.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - BUSINESS ACQUISITIONS (Continued)
------------------------------------------

Pro forma Information
---------------------

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company had the transactions involving
BETA and MLP occurred at the beginning of the years presented:

                                            Year Ended October 31,
                                     1 9 9 7       1 9 9 6       1 9 9 5
                                     -------       -------       -------

   Net sales                       $5,485,058    $4,380,337    $4,134,277
   Net income                      (1,341,716)      175,311       212,636
   Primary earnings per share            (.16)          .02           .03
   Fully diluted earnings per share      (.16)          .02           .03

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.

NOTE C - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment are summarized as follows:
                                           October 31,
                                    1 9 9 7           1 9 9 6
                                    -------           -------

Land                             $   161,367       $   161,367
Building                           1,807,591         1,807,591
Building improvements                260,638           252,492
Furniture and computer equipment     406,311           347,651
Automobiles                          133,457           135,701
                                   ---------         ---------

                                   2,769,364         2,704,802

Less: accumulated depreciation     1,029,417           909,607
                                   ---------         ---------

                                  $1,739,947        $1,795,195
                                  ==========        ==========

Depreciation expense for the years ended October 31, 1997, 1996 and 1995 was $143,482, $143,860 and $136,682, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - TEST PASSAGE BANK
--------------------------

The creation and production of test passages to become part of the Test Passage Bank is the production of an asset which is used in the creation of all forms of the Company's tests. This asset is principally comprised of payroll and payroll related costs incurred in the writing and calibration of test passages. The process of writing and calibrating a test passage takes approximately two years and all costs associated with this process are capitalized. Beginning with year three, these costs are amortized over the test passage's useful life, which is estimated to be eleven years.

NOTE E - LOAN RECEIVABLE
------------------------

On September 25, 1992, the Company, through a subordinated, unsecured demand loan agreement, loaned $300,000 to The Harriman Group, Inc. ("HGI"), a market maker in the Company's stock. The note bears interest at a rate of eight percent (8%) per annum, payable annually, and was originally due on November 1, 2002.

On November 30, 1992, the Company made an additional subordinated, unsecured demand loan of $100,000 to HGI.
This note also bears interest at a rate of eight percent
(8%) per annum, payable annually, and was originally due on December 1, 2002.

On February 1, 1994, the Company consolidated the two outstanding subordinated, unsecured demand loans outstanding to HGI. The new note bears interest at a rate of ten percent (10%) per annum, payable annually, and was originally due on February 1, 2002.

On November 5, 1996, the Company notified the HGI of its intention to accelerate the outstanding obligations in accordance with the above agreements. Pursuant to this notification, the entire principal balance plus accrued interest to date of payment was due by May 5, 1997.

In May 1997, HGI defaulted on its loan to the Company. Upon review of the financial condition of HGI in June 1997, the Company determined the remaining principal and accrued interest totaling $405,000 was uncollectible and, accordingly, has been written off as a bad debt.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE F - INDUSTRIAL DEVELOPMENT AUTHORITY BOND
----------------------------------------------

On August 1, 1986, the Town of Southeast Industrial Development Agency issued revenue bonds to finance construction of a facility, which the Company leases from the Agency. Minimum lease payments sufficient to cover the Agency's debt service and other expenses must be made by the Company over the fifteen-year term, which includes a final payment in 2001 of $350,000. The bond indenture incurs interest at ninety-two percent (92%) of the Bank's prime rate (7.45% at October 31, 1996) and contains covenants requiring the Company to maintain specified levels of working capital and tangible net worth. The lease agreement contains a one dollar ($1) purchase option at the end of the lease term. The bond is secured by the lease and is guaranteed by the Company and its principal stockholders. The Company owed $571,250 on the bond as of October 31, 1996.

On May 15, 1991, the Company secured an additional mortgage for $400,000 from the Bank of New York, to finance the 17,000 square foot addition to its facilities. The mortgage incurs interest at the rate of three-fourths of one percent (.75%) over the Bank's prime rate (9.00% at October 31, 1996). A $250,000 balloon payment was due in 1996. On June 1, 1996, the Company refinanced the mortgage for an additional five years, maturing on June 1, 2001 at the same rate of interest. The Company owed $252,500 on the additional mortgage as of October 31, 1996.

In August 1997, the Company remortgaged its facilities for $1,800,000. Borrowings on the mortgage incur interest at the rate of 8 1/8% per annum. The mortgage is to be repaid through monthly payments with the balance of the mortgage due in 2007. Proceeds from the mortgage, were used to retire the first and second mortgages held by the Bank of New York and certain short-term debt (Note A) associated with the acquisition of MLP. In addition, there is a provision for a $300,000 working capital line of credit.
Borrowings under the line of credit incur interest at the rate of one-half of one percent (1/2%) over prime.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:




                                       Interest  Due           October 31,
Description                              Rate    Date     1 9 9 7      1 9 9 6
-----------                            --------  ----     -------      -------

Mortgage payable to bank in
  monthly installments of $15,196
  including interest (Note F)           8 1/8%   2007   $1,796,585    $     --

Note payable to former stockholders
  of BETA in quarterly installments of
  $20,532 including interest (Note B)   8 1/4%   1999       96,600          --

Note payable to shareholder of Programs
  for Education, Inc. in quarterly
  installments of $50,000
  plus interest (Note B)                9%       2002      950,000          --

Industrial development agency
  bond (Note H)                                                 --     823,750
                                                        ----------   ---------

                                                         2,843,185     823,750

Less:  current maturities                                  314,217      95,500
                                                        ----------   ---------

Non-current portion                                     $2,528,968    $728,250
                                                        ==========   =========

Long-term debt matures as follows:

           Year Ending October 31:
                  1998                      $314,217
                  1999                       261,033
                  2000                       244,368
                  2001                       248,110
                  2002                       202,168
                  Later years              1,573,289
                                          ----------

    Principal payments remaining          $2,843,185
                                          ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE H - RETIREMENT PLANS
-------------------------

The Company has a qualified 401(k) Profit Sharing Plan for all employees who are eighteen years of age and have completed either six months or one thousand hours of employment. The Plan allows total contributions of up to fifteen percent (15%) of the eligible employee's salary through Company contributions and a salary reduction mechanism. Company contributions to the Plan are optional and accrue at the discretion of the Board of Directors. For the years ended October 31, 1997, 1996 and 1995, the Company made a contribution to the profit sharing plan equal to five percent (5%) of each eligible employee's compensation thereby limiting each eligible employee to contribute up to ten percent (10%) of compensation.

Net assets for the Profit Sharing Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, are $1,523,346 at October 31, 1997.

In October 1991, the Company adopted a Money Purchase Pension Plan for all employees who are eighteen years of age and have completed either six months or one thousand hours employment, which plan has been qualified by the Internal Revenue Service. Under this Plan, which was first effective for the year ended October 31, 1991, the Company makes an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation.

Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, are $742,342 at October 31, 1997.

Pension and profit sharing costs were $190,680, $149,290, and $143,565 for the years ended October 31, 1997, 1996 and 1995, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE I - STOCKHOLDERS' EQUITY
-----------------------------

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE I - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

Stock Option Incentive Plan
---------------------------

The Company has adopted an Amended and Restated 1991 Stock Option Incentive Plan (the "Plan") whereby options to purchase up to an aggregate of 2,500,000 shares of common stock, may be granted to officers, key employees, directors, and consultants of the Company. Subject to the terms of the Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 200,000 shares in any one fiscal year. The exercise price of an option granted under the Plan may not be less than the fair market value of the Company's common stock on the date of the grant.

Stock option incentive plan activity is summarized as follows:

                                                      Option Price
                                          Shares      Per Share
                                          ------      ---------

Options outstanding November 1, 1995    1,573,350     $1.42 - $2.75
Granted                                   233,000     $ .75 - $1.09
Canceled                                 (673,028)    $1.42 - $2.625
Exercised                                 (80,572)    $1.42
                                        ---------

Options outstanding October 31, 1996    1,052,750     $ .75 - $2.75
Granted                                 1,018,250     $ .53 - $ .72
Canceled                                 (715,750)    $1.42 - $2.75
Exercised                                      --     --
                                        ---------

Options outstanding October 31, 1997    1,355,250     $ .53 - $2.75
                                        =========
Options exercisable October 31, 1997    1,052,750
                                        =========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

Directors Stock Option Plan
---------------------------

In 1996, the Company adopted a Directors Stock Option Plan whereby options may be granted to purchase up to an aggregate of 100,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company or otherwise eligible to receive awards under the Amended and Restated 1991 Stock Option Incentive Plan. Pursuant to the plan, eligible directors would receive an option to purchase 5,000 shares of the Company's common stock on the date the director first becomes eligible. The eligible director would subsequently receive an option to purchase 2,500 shares of the Company's common stock on the date of each succeeding annual meeting of the stockholders, unless the director's term ends on that date. Each option granted is exercisable at the fair market value of the Company's common stock on the date granted, and may be exercised for a nine-year period commencing one year from the date of the grant.

On March 29, 1996, the Company granted an aggregate of 10,000 options to two non-employee directors. The options are exercisable at $2.1875 per share.

On March 28, 1997, the Company granted an aggregate of 5,000 options to two nonemployee directors. The options are exercisable at $.719 per share.

Consultants Stock Incentive Plan
--------------------------------

The Company has adopted a Consultants Stock Incentive Plan whereby options to purchase up to 200,000 shares of the Company's common stock may be granted to consultants or advisors of the Company. Subject to the terms of the Plan, a committee of the Board of Directors is authorized to select participants and determine the number of shares covered by each option, its exercise price and other terms.
The exercise price, however, may not be less than the fair market value of the Company's common stock on the date of the grant.

In March 1997, the Company entered into a consulting agreement with a director of the Company. In exchange for certain consulting services, the Company granted options to this director, under the Plan to purchase 30,000 shares of the Company's common stock. The options are exercisable at $.44 per share.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE I - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

Consultants Stock Incentive Plan (Continued)
--------------------------------------------

In July 1997, the Company entered into a consulting agreement with a consultant. In exchange for certain consulting services, the Company granted options, under the plan to purchase 10,000 shares of the Company's common stock. The options are exercisable at $.438 per share.

Option Agreement
----------------

On September 25, 1992, the Company issued an Option Certificate for 250,000 options to The Harriman Group, Inc. ("HGI"), a market maker in the Company's stock, for $2,500, that allows them to purchase 250,000 shares of the Company's restricted common stock (750,000 shares after giving effect to the 3 for 1 stock split on September 22, 1993) at $2.14 per share ($.71 per share after giving effect to the 3 for 1 stock split on September 22, 1993), the fair market value of restricted shares on the date of the certificate.

The Option Certificate also identifies certain financial advisory tasks to be performed by HGI for a five-year (5) period beginning September 25, 1992. These tasks are to be performed at the Company's request and are in exchange for the Company's registering the options or shares. The
Company has reflected the cost of these services, the difference between fair market value of restricted shares and fair market value of freely trading shares, as a charge to operations on a pro rata basis over the term of the agreement.

In November 1995,  HGI exercised  600,000 options.  In
October 1996, HGI exercised the remaining options.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE I - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

Public Offering
---------------

On June 12, 1992, the Company grossed $1,560,000 and netted $1,340,625 from the completion of an initial public stock offering under the Securities Act of 1933, as amended. The offering consisted of 300,000 units, at a selling price of $5.20 per unit. Each unit consisted of one (1) share of Common Stock, $.0001 par value ("common stock"), one (1) Class A Redeemable Common Stock Purchase Warrant ("A Warrant") and one (1) detachable Class B Redeemable Common Stock Purchase Warrant ("B Warrant"). Each Class A Warrant entitled the holder to purchase one (1) share of Common Stock for a period of eighteen months from the effective date of the offering at a price of $6.50. Each Class B Warrant entitled the holder to purchase one (1) share of Common Stock (3 shares after giving effect to the 3 for 1 stock split September 22, 1993) for a period of thirty-six months from the effective date of the offering at a price of $8.00. On September 13, 1993, the A Warrants expired with 299,800 shares (899,400 shares after giving effect to the 3 for 1 stock split on September 22, 1993) having been
exercised.   In March 1996, 8,000 B Warrants were exercised
into 24,000 shares of common stock for $6.50 per warrant. The remaining 292,000 B Warrants expired in March 1996.

Unearned Compensatory Stock
---------------------------

In December 1996, the Company entered into a written consulting agreement with a financial consulting firm. The consultant is to receive 100,000 shares of the Company's common stock in exchange for consulting services. The cost of these services has been valued at $46,875, the market value for such shares on the date of issuance and will be expensed over a period of five years.

In February 1997, the Company entered into a written consulting agreement with a financial consulting firm. The consultant is to receive 100,000 shares of the Company's common stock and a warrant to purchase 250,000 shares of the Company's common stock for $0.469 per share for a period of five years, in exchange for consulting services. The cost of these services has been valued at $46,875, the market value for the 100,000 shares on the date of issuance and will be expensed over a period of two years.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

Unearned Compensatory Stock (Continued)
---------------------------------------

In August 1997, the Company entered into a written consulting agreement with a financial consulting firm. The consultant is to receive 50,000 shares of the Company's common stock and a warrant to purchase 125,000 shares of the Company's common stock for $0.469 per share for a period of five years, in exchange for consulting services. The cost of these services has been valued at $23,438, the market value for such shares on the date of issuance and will be expensed over a period of one year.

In August 1997, the Company entered into a written consulting agreement with a financial consultant. The consultant is to receive 50,000 shares of the Company's common stock and a warrant to purchase 125,000 shares of the Company's common stock for $0.469 per share for a period of five years, in exchange for consulting services. The cost of these services has been valued at $23,438, the market value for such shares on the date of issuance and will be expensed over a period of one year.

Due to the fact that the compensation for these shares has not yet been earned, this amount is being reflected as a reduction to stockholders' equity in 1997.

Stock Option Incentive Plan
---------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income and earnings per share for the years ended October 31, 1997 and 1996 would have been $(1,590,055) and $(.19)
and $54,413 and $.01, respectively had the new method been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996, respectively: expected volatility of 73% and 83%, respectively; risk free interest rate of 6.75%; and expected lives of 5 to 10 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1996.
Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  J - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:

                                              October 31,
                                       1 9 9 7           1 9 9 6
                                       -------           -------
Deferred tax asset:
  Goodwill                           $ 790,460        $       --

Deferred tax liability:
  Test passage bank                  $(454,738)       $ (521,221)
                                     ---------        ----------

Net deferred tax asset (liability)   $ 335,722        $ (521,221)
                                     =========        ==========

The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded.

The Company's income tax expense consists of the following:

                                                     October 31,
                                        1 9 9 7        1 9 9 6        1 9 9 5
                                        -------        -------        -------
Current:
  Federal                              $  22,834      $  74,345      $ 108,736
  State                                    4,140         25,805         42,759
                                       ---------      ---------      ---------

                                       $  26,974      $ 100,150      $ 151,495
                                       ---------      ---------      ---------
Deferred:
  Federal                              $(651,166)     $ (57,059)     $(146,407)
  State                                 (205,777)       (23,882)       (30,592)
                                       ---------      ---------      ---------

                                       $(856,943)     $ (80,941)     $(176,999)
                                       ---------      ---------      ---------

Provision (benefit) for income taxes   $(829,969)     $  19,209      $ (25,504)
                                       =========      =========      =========

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



NOTE J - INCOME TAXES (Continued)
---------------------

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                                                        Year Ended October 31,
                                                   1 9 9 7   1 9 9 6   1 9 9 5
                                                   -------   -------   -------

U.S. Federal income tax statutory rate               (34)%      34%       34%

State income tax, net of Federal income tax benefit   (7)        7         7
Other - including tax free income, Goodwill
  and net operating losses                             3       (32)      (61)
                                                     ---       ---       ---

Effective tax rate                                   (38)%       9%      (20)%
                                                     ====      ===       ===


NOTE K - EMPLOYMENT AGREEMENTS
------------------------------

 In March 1996, the Company entered into employment agreements with three of its key employees. The agreements are for a three-year term and are automatically extended each year unless the Company notifies the employee, in writing at least 60 days prior to the anniversary date, that the agreement will not be extended.

Each agreement calls for a base salary plus eligibility in the Company's benefit plans and key man insurance. Additionally, the employee may be entitled to bonuses at the discretion of the Company's Board of Directors. In the event there is a change in control of the Company, the employees' employment agreements are in effect for a three year term commencing on the date of change of control. In addition, they would be entitled to a bonus at least equal to the average annual bonus payable with respect to two of the last three fiscal years immediately preceding the date of change of control. Among other provisions, the agreements include a non-compete clause for a two-year period following termination of employment.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - EMPLOYMENT AGREEMENTS (Continued)
------------------------------------------

As part of the acquisition of BETA (Note B), the Company entered into an employment agreement with a former stockholder and officer of BETA. The agreement names this former officer as a Vice President of the Company and the President and Chief Executive officer of BETA. In addition to other terms and conditions, the agreement is for a three-year period, renewing annually unless terminated in writing, and provides for compensation of $100,000 per year plus a bonus based upon meeting certain sales goals. The Company granted an option pursuant to the Company's Amended & Restated 1991 Stock Option Incentive Plan, to an officer of BETA to purchase 125,000 shares of the Company's common stock at $.531 per share, the fair market value of the Company's common stock on the date of the grant. The option may be exercised for a four-year period commencing one year from the date of the grant.

As of May 1, 1997, MLP entered into an employment agreement with a key employee, pursuant to which the employee agreed to remain as MLP's president and publisher for a term of one-year, subject to automatic yearly extensions and certain rights of termination.

NOTE L - MAJOR CUSTOMERS
------------------------

Revenues to single customers that exceed 10% of total revenues were as follows:

                                  Year Ended October 31,
                          1 9 9 7        1 9 9 6         1 9 9 5
                          -------        -------         -------

Customer A                $    --       $479,530        $390,958
Customer B                     --             --         258,063

NOTE M - MAJOR SUPPLIERS
------------------------

Substantially all of the Company's printing costs, totaling
$44,411, $33,715, and $57,170 for the years ended October
31, 1997, 1996 and 1995, respectively, were attributable to a single vendor.

NOTE N - SUBSEQUENT EVENTS
--------------------------

In November 1997, the Company entered into a written consulting agreement with a financial consultant. The consultant will be paid for the ensuing three consecutive months and has an option to purchase 5,000 shares of the Company's common stock for $.813 per share in exchange for consulting services. The cost of these services has been valued at $15,000 and will be expensed over three consecutive months.

                               SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.


January 29, 1998       By:  /s/ ANDREW L. SIMON
                           ----------------------------------
                           Andrew L. Simon
                           President, Chief Executive Officer and
                           Chief Financial Officer (principal executive
                           officer and principal financial officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                   Title                       Date

/s/ ANDREW L. SIMON
---------------------
  Andrew L. Simon          Director and Chairman
                               of the Board            January 29, 1998

/s/ LINDA G. STRALEY
---------------------
  Linda G. Straley              Director               January 29, 1998


/s/ STEPHEN H. IVENS
---------------------
  Stephen H. Ivens              Director               January 29, 1998


/s/ STEVEN R. BERGER
---------------------
  Steven R. Berger              Director               January 29, 1998


/s/ MICHAEL MILONE
---------------------
  Michael Milone                Director               January 29, 1998


/s/ WALTER B. BARBE
---------------------
  Walter B. Barbe               Director               January 29, 1998


/s/ MICHAEL D. BECK
---------------------
  Michael D. Beck               Director               January 29, 1998