Form 10QSB
period 1998-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1998-03-12
CIK 726603

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------    ---------------


Commission file number     0-20303
                       -------------------------------------------

               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Delaware                                 13-2846796
------------------------------------        --------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

   P.O. Box 382, 4 Hardscrabble Heights, Brewster, New York  10509
----------------------------------------------------------------------
                (Address of principal executive offices)

                             (914) 277-8100
----------------------------------------------------------------------
            (Issuer's telephone number, including area code)


----------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X          No
     ----------        -----------

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

Yes                 No
     ----------        -----------

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of March 5, 1998: 8,489,322 shares of Common Stock, par value
-------------------------------------------------------------
$0.0001 per share.
------------------

     Transitional Small Business Disclosure Format (check one):

Yes                 No      X
     ----------        ------------

                                  PART I

                         FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended January 31, 1998 are attached to this Report, commencing at page F-1.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 ("Fiscal 1997"), which may cause actual results to differ materially from those described.

COMPANY BACKGROUND

          TASA provides the educational market, including individual states, schools and colleges and universities with selected learning, assessment and evaluation tools. The Company develops, publishes, and distributes a highly regarded, proprietary line of reading tests, and also designs tests specifically to meet clients' measurement specifications. Through its wholly-owned subsidiary, Modern Learning Press, Inc., a Delaware corporation ("MLP"), the Company designs, publishes and distributes affordable "consumable" student workbooks for grades K-4, and creates and publishes books and pamphlets for elementary school teachers and parents. In conjunction with Yale University's Gesell Institute, MLP has published a line of books on the Gesell child development scales, a predictor of a young child's readiness to start kindergarten. The Company's wholly-owned subsidiary, Beck Evaluation & Testing Associates, Inc., a New York corporation ("BETA"), designs tests and evaluates assessment needs for school districts and test and textbook publishers. TASA's corporate headquarters are located at 4 Hardscrabble Heights, P.O. Box 382, Brewster, New York 10509. The Company's telephone number is (914) 277-8100 and the Company maintains its corporate website at (www.tasa.com). The terms "Company" and "TASA " refer to Touchstone Applied Science Associates, Inc. and its subsidiaries, unless the context otherwise indicates.

          The Company's reading comprehension tests are based on its internally developed assessment methodology called the Degrees of Reading Power ("DRP"). It publishes and sells its DRP tests to over 3,400 elementary and secondary schools, colleges and universities throughout the United States and Canada. Based on its proprietary DRP methodology, the Company's products measure an individual student's reading ability in a non-culturally biased manner and allow tracking of an individual's reading development over time. In 1997, management estimates that over 4 million DRP tests were administered in the United States and Canada in either the test's secure form or in "shelf" form from the Company's catalogs.

          Before Fiscal 1997, substantially all of the Company's revenues were derived from the publishing and sale of DRP test products and the provision of related services, such as test scoring. Effective as of January 2, 1997, the Company purchased all of the outstanding capital stock of BETA, and, effective as of May 30, 1997, MLP purchased substantially all of the operating assets of Programs for Education, Inc. In addition, during Fiscal 1997, the Company purchased the Maculaitis test, a test designed to evaluate comprehension of English as a second language ("ESL"). TASA has also developed and introduced computerized and Internet- based products and services, such as DRP-->BOOKLINK and BookMatch, which are available to schools and subscribers either by floppy disks or through the Company's Internet website (www.bookmatchonline.com).
-------------------------

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues. The percentages presented are prepared on an EBITDA (1) format.


             RESULTS OF OPERATIONS FOR THE FIRST FISCAL QUARTER


All amounts in thousands         As a percentage       Dollar amounts
of dollars except percentages


     EBITDA(1) Format             1998      1997        1998     1997
Revenues                          100%      100%      $1,298     $938
   Costs of Goods Sold             21%       20%         279      186
Gross Profit                       79%       80%       1,019      751
Operating Expenses:
   Selling expenses                25%       22%         323      209
   General and administrative      36%       23%         473      217
Operating income (EBITDA)          17%       35%         222      326
Depreciation-amortization          16%       12%         213      112
Net Interest Expense (Income)       4%       -2%          52      (23)
EBT(2)                             -3%       24%         (43)     224
Net income                         -3%       16%         (33)     151


     _________________________________
     (1)  Earnings before interest, taxes, and depreciation and amortization
     (2)  Earnings (loss) before taxes

          REVENUES. Revenues of $1,298,000 for the first quarter of 1998 represented an increase of 38%, or $360,000, over the prior year's first quarter sales of $938,000. This increase reflected both the Company's internal growth as well as sales included this year from two acquisitions completed during and subsequent to the first quarter of Fiscal 1997. Of this year's sales increase of $360,000, approximately $57,000, or 18%, of the gain resulted from a 6% internal growth during the quarter. An additional $75,000, or 20%, of the gain is attributable to the Company's acquisition of BETA in January 1997, for which only one month's revenues were included in the first quarter of Fiscal 1997. The balance of the increase in revenues, or approximately $228,000, resulted from the acquisition of MLP completed in May 1997. The following is a discussion of the four components of revenues.

          Contract sales, reflecting sales of secure DRP tests to the States of New York, Connecticut and Virginia increased 6% in the first quarter of 1998 to $495,000 from approximately $466,000 in last year's first quarter. Historically, contract sales in the first quarter, a period when the state customers generally address and reorder their needs for the school year, represents approximately 45%-55% of the year's total contract sales. With the continuing growth of catalog sales and the acquisition of MLP and BETA, contract sales as a percentage of total revenues has been significantly reduced as compared to prior years and prior quarters during those years.

          Catalog sales, representing the sale of DRP tests, DRP computerized tests, TextSense and the Company's Internet product, BookMatch, increased 7% to approximately $451,000 from approximately $423,000 in the comparable quarter last year. Seasonally, the major quarter for catalog sales is the Company's third fiscal quarter, when school customers generally reorder for the new school year and purchase specific test scoring services. Management's sales and marketing programs have resulted in substantially increased numbers of new catalog customers for the past three years. In addition, due to the increasing diversity of the Company's products coupled with the increasing numbers of new school, college and university customers, management currently anticipates that catalog sales will vary significantly less by quarter than will contract sales.

          The revenues of BETA, the Company's educational consulting subsidiary, increased 156% to $123,000 in the first quarter of Fiscal 1998 as compared to revenues of $48,000 in the comparable quarter last year. Sales in the first quarter of Fiscal 1997 only included sales for the one month after TASA acquired BETA as of January 2, 1997. During 1997, three additional states and their prime contractors awarded BETA multi-year "test standards setting and evaluation" contracts, bringing to five the number of BETA's state clients. At January 31, 1998, BETA's backlog of contract work has increased substantially as compared to the end of the first quarter on 1997. Sales from services performed under these contracts will vary by fiscal quarter depending on timing of required contract services.

          MLP, acquired by the Company in May 1997, had sales of $228,000 for the first quarter of 1998. There were no sales for MLP in the first quarter of 1997. Based on management's analysis, over 70% of MLP's annual sales have historically occurred during the periods comprising TASA's third and fourth fiscal quarters. The first quarter generally accounts for less than 15% of MLP's annual sales. Management has implemented a strategic growth plan for MLP. Such plan includes the introduction of new titles, the broadening of MLP's product line for schools, parents and teachers, and a sales program focused on expanding MLP's client base from among TASA clients as well as new outside clients. Management believes there is only a 5% overlap between MLP's current customer base and TASA's 3,400 educational institutions client base.

          COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold, excluding amortization of the Company's Test Passage Bank, remained constant at 21% of sales in 1998's first fiscal quarter as compared to 20% in the comparable period last year. In the 1998 first quarter, after cost of goods sold of $279,000, the Company's gross profit was 79% of revenues or $1,019,000. This compares to last year's comparable period when gross profit after cost of goods sold of $186,000 constituted 80% of revenues or $751,000. The constant gross profit margins in the current year was due to the acquisition of the higher margin business of MLP offset by the lower margin consulting business of BETA.

          SELLING EXPENSES. Selling expenses for the 1998 first quarter increased to 25% of revenues or $322,000 as compared to $209,000 or 22% of revenues in the comparable period last year. Substantially all of this increase of $113,000 (representing a 54% increase over selling expenses for the first quarter of Fiscal 1997), is due to the inclusion in 1998's first quarter of selling expenses for MLP ($93,000), which was not included in last year's comparable period. The remainder of the increase in selling expenses was due to inclusion of BETA for the full quarter, rather than only one month in the comparable 1997 period. For MLP, annual selling expenses, which are substantially incurred at this point in the fiscal year, are capitalized and amortized over the remainder of the fiscal year.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter of 1998, excluding depreciation and amortization, increased as a result of the acquisition of MLP and BETA, and the necessary expansion of the Company's corporate infrastructure and periodic services. Excluding depreciation and amortization, the Company's general and administrative expenses for the 1998 first quarter increased $257,000 or 119% to 36% of revenues or $473,000. This compares to general and administrative expenses in 1997's first quarter of $217,000, or 23% of revenues. Over 70% of this increase, or $187,000, was due to the inclusion of MLP and BETA for the full quarter. Management believes that, based on the Company's overall revenue patterns and the relatively even distribution of general and administrative expenses throughout the fiscal year, that the percentage of revenues utilized for general and administrative expenses should decline in the latter quarters of the Company's fiscal year.

          OPERATING PROFIT ("EBITDA"). The Company's earnings before depreciation, amortization, interest and taxes (EBITDA) for the first quarter of 1998 was $222,000, or 17% of revenues, as compared to $326,000, or 35% of revenues, in the comparable period last year. Management believes that the 1997 first fiscal quarter is not a completely relevant comparison as that quarter did not include the operations of MLP which incurs a disproportionate amount of expenses in the first quarter with a greater proportion of its revenues in subsequent fiscal quarters.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses in the current quarter increased 90% to $213,000 from $112,000 in last year's comparable quarter. Of this quarter's $101,000 increase, $75,000 was due to the amortization of acquisition costs attributable to MLP while $16,000 was attributable to the amortization of acquisition goodwill of BETA. In the May 1997 MLP acquisition, $200,000 of the purchase price was paid by a one-year prepaid consulting contract amortizing $50,000 per quarter, and terminating in May 1998. Of the first quarter's depreciation and amortization, approximately $84,000 is categorized in cost of goods sold representing amortization of TASA's Test Passage Bank, while the remainder is reported as general and administrative expenses.

          EARNINGS BEFORE INTEREST AND TAXES ("EBIT"). The Company's earnings before interest and taxes decreased in the current year's first quarter to 1% of sales, or $9,000, as compared to 22%, or $213,000, in the first quarter of 1997. This decline is directly attributable to the factors discussed above.

          NET INTEREST EXPENSE (INCOME). The Company's two major acquisitions completed last year were in part financed by interest bearing notes issued to the sellers. Therefore, total interest expense in the 1998 first fiscal quarter rose to $63,000 from $17,000 in last year's comparable period. Concurrently, management has continued to invest the Company's cash liquidity into the Company's business from which it expects to derive higher returns than previously earned in cash and equivalent investments. Consequently, reduced interest income was reported in the current quarter of $11,000 as compared to $40,000 in last year's first quarter. This has resulted in a net interest expense for the current year's first quarter of $52,000 as compared to net interest earnings of $23,000 in the comparable quarter last year. Management expects that the Company will continue to have a net interest expense, for the next several fiscal years.

          EARNINGS (LOSS) BEFORE TAXES ("EBT"). The Company had a loss before taxes of $43,000 for the first quarter of Fiscal 1998, as compared to earnings of $224,000 in the comparable period last year. In the first quarter of Fiscal 1997, the Company booked a $12,000 loss on the sale of an asset before calculating earnings before taxes.

          INCOME TAX PROVISION (CREDITS). In the current quarter, the Company partially offset its EBT loss by the availability of a tax credit of $10,000. This compares to a tax provision in the first quarter of 1997 of $73,000. The tax provision and credit were computed at statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

          OPERATING ACTIVITIES. The Company continues to generate substantial cash from operations as measured by EBITDA. For 1998, the first quarter EBITDA was $222,000 as compared to $326,000 in the comparable period last year. The increase of depreciation and amortization charged to earnings in the current quarter derives specifically from the acquisition of MLP and BETA. As previously noted, $50,000 of the quarterly amortization charge will end in May 1998, representing completion of the amortization of a one-year prepaid consulting contract issued in connection with the acquisition of MLP.

          In the current quarter, management continued its program to reduce the Company's accounts receivable and inventory. This plan resulted in the generation of $212,000 of cash during the first quarter of 1998 as compared to $144,000 invested in or used in the comparable quarter of 1997. The main use of cash in operations in the current quarter was $452,000 representing an increase of prepaid expenses and a reduction of accounts payable. During 1997's first quarter, only $53,000 was spent for these specific purposes. Therefore, operations used total cash of $52,000 during the first quarter of 1998 as compared to cash generated of $59,000 in 1997's first quarter.

          INVESTING ACTIVITIES. During the first quarter of 1998, the Company invested cash of $172,000 in capital expenditures, its proprietary Test Passage Bank and additional
software development.   This compares with $166,000 in the
comparable quarter last year. Specifically, in the current quarter, expenditures of $64,000 were made in the Company's proprietary Test Passage Bank (versus $116,000 in the first quarter of 1997), while software expenditures rose slightly to $59,000 over $44,000 spent in last year's comparable quarter. Capital expenditures for fixed assets remained approximately level at $49,000 versus $39,000 in last year's first quarter. Management expects that the level of cash investments made during the first quarter will continue at a slightly increased level.

          FINANCING ACTIVITIES. The Company used a total of $25,000 in cash for financing activities during the quarter. This primarily resulted from the receipt of cash of $45,000 from the exercise of outstanding warrants and the scheduled use of $77,000 to reduce long-term debt during the quarter. This compares with approximately the same use of cash in 1997's first quarter of $26,000.

          NET CASH CHANGE. As a result of the Company's operating, investing, and financing activities for the first fiscal quarter in 1998, the Company cash balances were reduced by $249,000 to $908,000. The Company's working capital at January 31, 1998 was $2,177,000 with a current ratio of 4.8 to 1. This compares to working capital at January 31, 1997 of $2,244,000 and a current ratio of 3.7 to 1. Management believes that its existing debt obligations can be financed from the cash flow from operations. The Company has no other material commitments for capital or other expenditures and is not party to any arrangement that would adversely impact the Company's liquidity.


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


               Exhibit 27 -- Financial Data Schedule


          (b)  Reports on Form 8-K

               None.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE FISCAL QUARTER ENDED JANUARY 31, 1998



       Consolidated Balance Sheets                         F-1

       Consolidated Statements of Income                   F-3

       Consolidated Statements of Cash Flows               F-4

       Notes to Consolidated Financial Statements          F-6

                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                      AND SUBSIDIARIES
                                                                    Page 1 of 2
                                CONSOLIDATED BALANCE SHEETS
                                                       January 31,    October 31,
                                                         1 9 9 8        1 9 9 7
                                                         -------        -------
        ASSETS

Current assets:
  Cash and temporary investments                      $  908,067     $1,156,664
  Marketable securities                                  370,530        377,560
  Accounts receivable                                    615,495        803,021
  Inventories                                            336,081        360,227
  Prepaid expenses and other current assets              513,059        381,381

     Total current assets                              2,743,232      3,078,853

Property, plant and equipment - net of
  accumulated depreciation of $1,063,970
  and $1,029,417, respectively                         1,754,107      1,739,947

Other assets:
  Test passage bank, net of accumulated
    amortization of $1,250,001 and $1,175,235
    respectively                                       2,733,059      2,743,853
  Software development costs, net of
    accumulated amortization of $37,803 and $30,517,
    respectively                                         392,624        340,930
  Goodwill, net of accumulated amortization of
    $89,233 and $65,511                                  773,024        796,746
  Noncompete agreements, net of accumulated
    amortization of $47,619 and $29,672                  452,381        470,238
  Deferred income taxes                                  346,693        335,722
  Other assets                                            81,805         86,596

      Total assets                                    $9,276,925     $9,592,885


See notes to consolidated financial statements.

                              F - 1




                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                      AND SUBSIDIARIES
                                                                    Page 2 of 2
                                CONSOLIDATED BALANCE SHEETS

                                                       January 31,    October 31,
                                                         1 9 9 8        1 9 9 7
                                                         -------        -------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   $  316,567     $  314,217
  Accounts payable and accrued expenses                  249,544        520,148

     Total current liabilities                           566,111        834,365

Long-term debt less current portion                    2,449,337      2,528,968

     Total liabilities                                 3,015,448      3,363,333

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
    authorized, 1,500 issued and outstanding                  --             --
  Common stock, $.0001 par value, 20,000,000
    authorized, 8,489,322 and 8,389,322 shares
    issued and outstanding, respectively                     849            839
  Additional paid-in capital                           4,410,990      4,365,875
  Stock subscription receivable                          (14,350)       (14,350)
  Unrealized holding gain                                  8,542          8,601
  Unearned compensatory stock                            (87,140)      (107,046)
  Retained earnings                                    1,942,586      1,975,633

     Total stockholders' equity                        6,261,477      6,229,552

     Total liabilities & stockholders' equity         $9,276,925     $9,592,885



See notes to consolidated financial statements.

                              F - 2



                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                      AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                              January 31,
                                                        1 9 9 8         1 9 9 7
                                                        -------         -------
Contract income                                       $  495,372     $  466,048
Catalog sales                                            450,624        423,026
Consulting income                                        123,319         48,437
Catalog sales -- MLP                                     228,429             --

Total net revenue                                      1,297,744        937,511

Cost of goods sold                                       363,596        260,112

Gross profit                                             934,148        677,399

Operating expenses:
  Selling expenses                                       322,827        209,232
  General and administrative expenses                    601,981        254,852

Total operating expenses                                 924,808        464,084

Income from operations                                     9,340        213,315

Other income (expense):
  Interest expense                                       (63,222)       (17,247)
  Loss on sale of assets                                      --        (11,700)
  Investment income                                       10,864         40,055

(Loss) income before income taxes                        (43,018)       224,423

Income taxes (benefit)                                    (9,971)        72,981

Net (loss) income                                     $  (33,047)    $  151,442

Weighted average shares outstanding
  Basic                                                8,447,564      7,938,223
  Diluted                                              8,447,564      7,938,223

Earnings per share
  Basic                                               $       --     $      .02
  Diluted                                             $       --     $      .02

See notes to consolidated financial statements.

                              F - 3


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                      AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                              January 31,
                                                        1 9 9 8         1 9 9 7
                                                        -------         -------
OPERATING ACTIVITIES
  Net (loss) income                                   $  (33,047)    $  151,442
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation and amortization                      212,976        112,262
      Deferred income taxes                              (10,971)       (22,409)
      Financial advisory services                         19,906          2,344
      Loss on sale of auto                                    --         11,700
  Changes in operating assets and liabilities:
    Accounts receivable                                  187,526       (134,670)
    Inventory                                             24,146         (9,118)
    Prepaid expenses                                    (181,676)            --
    Other assets                                              --        (31,703)
    Accounts payable and accrued expenses               (270,607)       (21,172)

  NET CASH FLOWS FROM OPERATING ACTIVITIES               (51,747)        58,676

INVESTING ACTIVITIES
  Test passage bank                                      (63,972)      (115,829)
  Software development costs                             (58,980)       (44,476)
  Acquisition of fixed assets                            (48,713)       (38,824)
  Purchase of marketable securities                           --         (2,531)
  Proceeds from sale of marketable securities                 --        200,000
  Proceeds sale of auto                                       --         10,000
  Acquisition of subsidiary                                   --       (143,974)
  Acquisition of test                                         --        (29,900)

  NET CASH FLOWS FROM INVESTING ACTIVITIES              (171,665)      (165,534)

FINANCING ACTIVITIES
  Principal payments on industrial revenue
    bond obligation                                           --        (20,446)
  Net proceeds from exercise of warrants                  45,125             --
  Increase in loan payable                                 6,971             --
  Mortgage costs and other                                    --         (5,574)
  Repayment of long-term debt                            (77,281)            --

NET CASH FLOWS FROM FINANCING ACTIVITIES                 (25,185)       (26,020)

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS            (248,597)      (132,878)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                               1,156,664      1,049,819

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD      $   908,067     $  916,941


See notes to consolidated financial statements.

                              F - 4

                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                      AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                              January 31,
                                                        1 9 9 8         1 9 9 7
                                                        -------         -------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $    70,172     $   16,310

  Income taxes paid                                  $    41,200     $    3,417

  Stock issued for prepaid consulting costs (Note B) $        --     $   93,750

SUMMARY OF ACQUIRED SUBSIDIARY:
  Assets acquired consisting primarily of Goodwill   $        --     $  374,067
  Liabilities assumed, including cash payment to
     prior shareholders                              $        --     $  374,067
  Fair value of common stock issued                  $        --     $   79,650


See notes to consolidated financial statements.

                              F - 5

                   TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 1998 and October 31, 1997 and the consolidated results of operations for the three months ended January 31, 1998 and 1997 and consolidated cash flows for the three months ended January 31, 1998 and 1997.

The consolidated results of operations for the three months ended
January 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended October 31, 1997.

Earnings per Share
------------------

Effective November 1, 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards Number 128, "Earnings Per Share". Under this standard, the method for calculation of earnings per share was changed and requires the presentation of "basic" and "diluted" earnings per share. Prior period earnings per share have been restated to conform with these provisions.

NOTE B -- CONSULTING AGREEMENT
------------------------------

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


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                         By /s/ ANDREW L. SIMON
                            --------------------------------------
                            Andrew L. Simon
                            President, Chief Executive Officer
                            and Treasurer
                            (principal financial officer)


Date:     March 12, 1998