Form 10QSB
period 1998-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1998-06-15
CIK 726603

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-QSB

(Mark One)

 X     Quarterly report pursuant to Section 13 or 15(d) of the
---    Securities Exchange Act of 1934

For the quarterly period ended April 30, 1998

     Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from                     to
                               -------------------    ----------------------


Commission file number     0-20303
                       -----------------------------------------------------

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
----------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Delaware                                     13-2846796
-----------------------------------            -----------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

      P.O. Box 382, 4 Hardscrabble Heights, Brewster, New York  10509
----------------------------------------------------------------------------
               (Address of principal executive offices)

                             (914) 277-8100
----------------------------------------------------------------------------
            (Issuer's telephone number, including area code)


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

Yes     X       No
      -----         ------

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

Yes             No
      -----         ------

                 APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of June 8, 1998: 8,527,222 shares of Common Stock, par value
------------------------------------------------------------
$0.0001 per share.
------------------

        Transitional Small Business Disclosure Format (check one):

Yes             No    X
      -----         ------

                              PART I

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended April 30, 1998 are attached to this Report, commencing at page F-1.


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

COMPANY BACKGROUND

          TASA provides assessment and instructional products and services to the educational markets. Its customers include individual states, schools, colleges, and universities, as well as parents and individual teachers primarily in grades K-4. For the assessment markets, the Company develops, publishes, and distributes a highly regarded, proprietary line of reading tests, and custom designs tests specifically to meet clients' measurement specifications. In conjunction with Yale University's Gesell Institute, it also publishes a line of books on the Gesell child development scales, a predictor of a young child's readiness to start kindergarten. For the instructional markets, a TASA subsidiary designs, publishes and distributes affordable "consumable" student workbooks for grades K-4, and creates and publishes books and pamphlets for elementary school teachers, and parents, In March 1998, TASA announced execution of a letter of intent to acquire its initial educational delivery capability - The Drake Business Schools. The acquisition is anticipated to close by July 1, 1998, or as soon thereafter as practicable.

          TASA's corporate headquarters are located at 4 Hardscrabble Heights, P.O. Box 382, Brewster, New York 10509.
The Company's, telephone number is (914) 277-8100 and the Company maintains its corporate website at www.tasa.com. The terms "Company" and "TASA " refer to Touchstone Applied Science Associates, Inc. and its subsidiaries, unless the context otherwise indicates. TASA's subsidiaries are Modern Learning Press, Inc., a Delaware corporation ("MLP"), and, Beck Evaluation & Testing Associates, Inc., a New York corporation ("BETA").

          The Company's primary assessment products are reading comprehension tests based on its internally developed proprietary assessment methodology called the Degrees of Reading Power(R) ("DRP"). It publishes and sells its DRP tests to over 3,500 elementary and secondary schools, colleges and universities throughout the United States and Canada. Based on its proprietary DRP methodology, the Company's products measure an individual student's reading ability in a non-culturally biased manner and allow tracking of an individual's reading development over time. In 1997, management estimates that over 4 million DRP tests were administered in the United States and Canada in either the test's secure form or in "shelf" form from the Company's catalogs.

          Before Fiscal 1997, substantially all of the Company's revenues were derived from assessment products, primarily from the publishing and sale of DRP test products and the provision of related services, such as test scoring. In January 1997, the Company purchased all of the outstanding capital stock of BETA, which extended its assessment products into custom designed tests for states and textbook publishers. TASA's instructional products were acquired in May 1997, when a TASA subsidiary, MLP, purchased substantially all of the operating assets of Programs for Education, Inc. In addition, during Fiscal 1997, the Company extended its assessment activities by purchasing the Maculaitis test, a test designed to evaluate English proficiency for limited English proficiency ("LEP") students. TASA has also developed and introduced computerized and Internet-based products and services, such as DRP BOOKLINK., which are available to schools and subscribers on floppy disk.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues. The percentages presented are prepared on an EBITDA
(1) format.



            RESULTS OF OPERATIONS FOR THE SECOND FISCAL QUARTER

          All of the following amounts are percentages.



                                    Six Months              Three Months
                                  Ended April 30           Ended April 30


    EBITDA(1) Format              1998     1997             1998    1997

Revenues                          100%     100%             100%    100%

   Costs of Goods Sold             25%      26%              29%     35%


Gross Profit                       75%      74%              71%     65%


Operating Expenses:

   Selling expenses                30%      26%              36%     31%


   General and administrative      39%      28%              41%     36%


Operating income (EBITDA)          15%      20%              12%     -3%


Depreciation-amortization          18%      15%              21%     17%


Net Interest Expense (Income)      -4%       2%              -4%      2%


EBT(2)                             -8%       7%             -13%    -18%


Net income                         -8%       6%             -14%     -9%

------------------
(1) Earnings before interest, taxes, and depreciation and amortization
(2)  Earnings (loss) before taxes

          The discussion below is presented on an EBITDA basis with respect to both dollar amounts and percentages.


THREE MONTHS ENDED APRIL 30, 1998

          REVENUES. Revenues of $1,117,000 for the second quarter ended April 30, 1998 (the "Current Quarter") represented an increase of 71%, or $462,000, over the prior year's second quarter (the "Comparable Quarter") sales of $654,000. This increase reflected both the Company's internal growth as well as sales included this year from one acquisition completed subsequent to the Comparable Quarter. Of this year's sales increase of $462,000, approximately $144,000, or 31%, of the gain resulted from a 22% internal growth during the quarter. The balance of the increase in revenues, or approximately $318,000, resulted from the acquisition of MLP completed in May 1997. The following is a discussion of the four components of the Company's revenues.

          Contract sales, reflecting sales of secure DRP tests to the States of New York, Connecticut and Virginia, increased 19% in the Current Quarter to $87,000 from approximately $73,000 in the Comparable Quarter. With the continuing growth of catalog sales and the acquisition of MLP and BETA, contract sales as a percentage of total revenues has been significantly reduced as compared to prior years and prior quarters during those years.

          Catalog sales, representing the sale of DRP tests, DRP computerized tests, and TextSense increased 22% to approximately $587,000 from approximately $482,000 in the Comparable Quarter last year. Management's sales and marketing programs have resulted in substantially increased numbers of new catalog customers over the past three years, which continue to account for these volume increases.

          The revenues of BETA, the Company's educational consulting subsidiary, increased 25% to $124,000 in the Current Quarter as compared to revenues of $99,000 in the Comparable Quarter. During the Current Quarter, BETA received its sixth multi-year state contract or subcontract for custom designed testing services at the state level. At April 30, 1998, BETA's backlog of contract work had increased substantially as compared to the Comparable Quarter and the end of Fiscal 1997. Sales from services performed under these contracts will vary by fiscal quarter depending on timing of required contract services.

          MLP, the assets of which were acquired by the Company in May 1997, had sales of $318,000 for the Current Quarter. There were no sales for MLP in the Comparable Quarter last year. Based on management's analysis, over 70% of MLP's annual sales have historically occurred during the periods comprising TASA's third and fourth fiscal quarters. The Current Quarter generally accounts for less than 15% of MLP's anticipated annual sales. Management has implemented a strategic growth plan for MLP which includes the introduction of new titles, the broadening of MLP's product line for schools, parents and teachers, and a sales program focused on expanding MLP's client base from among TASA clients as well as new outside clients. Management believes there is only a 5% overlap between MLP's current customer base and TASA's 3,500 educational institutions client base.

          COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold, excluding amortization of the Company's Test Passage Bank, decreased in the Current Quarter to 29% of sales as compared to 35% in the Comparable Quarter. In the Current Quarter, after cost of goods sold of $326,000, the Company's gross profit was 71% of revenues or $791,000. This compares favorably to the Comparable Quarter, when gross profit after cost of goods sold of $228,000 constituted 65% of revenues or $426,000, The increase in gross profit in the Current Quarter is attributable to increased revenues coupled with higher margin products and services.

          SELLING EXPENSES. Selling expenses for the Current Quarter increased 93% over the Comparable Quarter to $397,000 or 36% of revenues. This compares with $206,000 or 31% of revenues in the Comparable Quarter. The $139,000 selling expenses of MLP in the Current Quarter accounted for 73% of the Current Quarter increase of $191,000. As it had not yet commenced operations, MLP was not included in last year's Comparable Quarter. The remaining increase in selling expenses was due to increased selling expenses in support of DRP test sales. Because of the seasonality of the business, the Company "forward-spends" in anticipation of offsetting revenues in the second half of the Company's fiscal year.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the Current Quarter, excluding depreciation and amortization, increased as a result of the acquisition of MLP, and the necessary expansion of the Company's corporate infrastructure. Excluding depreciation and amortization, the Company's general and administrative expenses for the Current Quarter increased $219,000 or 92% to 41% of revenues or $457,000. This compares to general and administrative expenses in the Comparable Quarter of $239,000, or 36% of revenues. Over 54% of this increase, or $118,000, is due to the inclusion of MLP. Management believes that, based on the Company's overall revenue patterns and the relatively even distribution of general and administrative expenses throughout the fiscal year, the percentage of revenues utilized for general and administrative expenses should decline in the latter quarters of the Company's fiscal year

          BAD DEBT RECOVERY. The Company's previous management made a $400,000 loan to HGI, Inc. (formerly The Harriman Group, Inc.), which declared bankruptcy during Fiscal 1997. Conse-quently, the Company wrote off the $400,000 note receivable in Fiscal 1997. During the 1998 second quarter, management concluded a settlement of the note receivable with HGI. Settlement terms require payment of $200,000 on or before October 8, 1998, which payment is guaranteed by an irrevocable letter of credit.

          OPERATING PROFIT ("EBITDA"). The Company's earnings before depreciation, amortization, interest and taxes (EBITDA) for the Current Quarter were $136,000, or 12% of revenues, as compared to a loss of ($18,000), or -3% of revenues, in the Comparable Quarter.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses in the Current Quarter increased 100% to $229,000 from $114,000 in the Comparable Quarter. Of the Current Quarter's $115,000 increase, $75,000 was due to the amortization of acquisition costs attributable to MLP. In the May 1997 acquisition of assets of Programs for Education Inc., $200,000 of the purchase price was a one-year prepaid consulting contract amortizing $50,000 per quarter, and terminating in May 1998. Of the Current Quarter's depreciation and amortization, approximately $99,000 is categorized in cost of goods sold representing amortization of TASA's Test Passage Bank, while the remainder is reported as general and administrative expenses.

          EARNINGS BEFORE INTEREST AND TAXES ("EBIT").  The
Company's loss before interest and taxes decreased in the Current
Quarter to ($92,000), as compared to a loss of ($132,000) in the Comparable Quarter. This earnings increase is directly attributable to the factors discussed above.

          NET INTEREST EXPENSE (INCOME). The Company's two major acquisitions completed in Fiscal 1997 were in part financed by interest bearing notes issued to the sellers. Therefore, total interest expense in the Current Quarter rose to $66,000 from $19,000 in the Comparable Quarter. Concurrently, management has continued to invest the Company's cash liquidity into the Company's business from which it expects to derive higher returns than previously earned in cash and equivalent investments. Consequently, reduced interest income of $16,000 was reported in the Current Quarter as compared to $35,000 in the Comparable Quarter. This has resulted in a net interest expense for the Current Quarter of $49,000 as compared to net interest earnings of $16,000 in the Comparable Quarter, a difference of $65,000. Management expects that the Company will continue to have a net interest expense, for the next several fiscal years.

          EARNINGS (LOSS) BEFORE TAXES ("EBT"). The Company had a loss before taxes of $141,000 for the Current Quarter, as compared to a loss of $120,000 in the Comparable Quarter.

          INCOME TAX PROVISION (CREDITS). Because of the timing differences between the Company's financial and tax accounting, the Current Quarter had a tax provision of $19,000 as compared to a tax credit of $59,000 in the Comparable Quarter. The tax provisions were computed at statutory tax rates.

SIX MONTHS ENDED APRIL 30, 1998

          REVENUES. Revenues of $2,415,000 for the six months ended April 30, 1998 (the "Current Period") represented an increase of 52%, or $823,000, over the prior year's first six months (the "Comparable Period") sales of $1,592,000. This increase reflected both the Company's internal growth as well as revenues included in the Current Period from one acquisition completed subsequent to the Comparable Quarter. Of the Current Period's revenue increase of $823,000, approximately $276,000, or 34%, of the gain resulted from a 17% internal growth during the Current Period. The balance of the increase in revenues, or approximately $547,000, resulted from the acquisition of MLP completed in May 1997. The following is a discussion or the four components of the Company's revenues.

          Contract sales increased 8% in the Current Period to $583,000 from approximately $539,000 in the Comparable Period. Catalog sales increased 15% to approximately $1,038,000 from approximately $905,000 in the Comparable Period. The revenues of BETA increased 67% to $248,000 in the Current Period as compared to revenues of $148,000 in the Comparable Period. MLP had sales of $547,000 for the Current Period. There were no sales for MLP in the Comparable Period, The Current Period generally accounts for less than 25% of MLP's anticipated annual sales.

          COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold, excluding amortization of the Company's Test Passage Bank, remained approximately constant in the Current Period at 25% of revenues, as compared to 26% in the Comparable Period. In the Current Period, after cost of goods sold of $605,000, the Company's gross profit was 75% of revenues or $1,810,000. This compares to the Comparable Period when gross profit after cost of goods sold of $415,000 constituted 74% of revenues or $1,178,000. The increase in gross profit in the Current Period is attributable to increased revenues coupled with higher margin products and services.

          SELLING EXPENSES. Selling expenses for the Current Period increased 74% to $720,000, equaling 30% of revenues. This compares to $415,000 or 26% of revenues in the Comparable Period. The Current Period's 74% or $305,000 increase over the Comparable Period, is substantially due to inclusion of the $233,000 selling expenses of MLP. MLP was not included in the Comparable Period.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the Current Period, excluding depreciation and amortization, increased as a result of the acquisition of MLP, and the necessary expansion of the Company's corporate infrastructure and periodic services. Excluding depreciation and amortization, the Company's general and administrative expenses for the Current Period increased $486,000, or 109%, to $931,000, or 39% of revenues. This compares to general and administrative expenses in the Comparable Period of $445,000, or 28% of revenues. Approximately $248,000, or 51%, of this increase is from the inclusion of MLP.

          BAD DEBT RECOVERY. The Company's previous management made a $400,000 loan to HGI, Inc. (formerly The Harriman Group, Inc.), which declared bankruptcy during Fiscal 1997. Conse-quently, the Company wrote off the $400,000 note receivable in Fiscal 1997. During the Current Quarter, management concluded a settlement of the note receivable with HGI. Settlement terms require payment of $200,000 on or before October 8, 1998, which payment is guaranteed by an irrevocable letter of credit.

          OPERATING PROFIT ("EBITDA"). The Company's earnings before depreciation, amortization, interest and taxes (EBITDA) for the Current Period were $358,000, or 15% of revenues, as compared to $318,000, or 20% of revenues, in the Comparable Period.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses in the Current Period increased 87% to $442,000 from $237,000 in the Comparable Period. Of the Current Period's $206,000 increase, $152,000 was due to the amortization of acquisition costs attributable to the acquisition of the assets of Programs for Education, Inc. while $31,000 was attributable to the amortization of acquisition goodwill of BETA. Of the Current Period's depreciation and amortization, approximately $183,000 is categorized in cost of goods sold, representing amortization of TASA's Test Passage Bank, while the remainder is reported as general and administrative expenses.

          EARNINGS BEFORE INTEREST AND TAXES ("EBIT"). The Company's earnings (loss) before interest and taxes decreased in the Current Period to ($184,000), as compared to a profit of $105,000 in the Comparable Period. This change is directly attributable to the factors discussed above,

          NET INTEREST EXPENSE (INCOME). The Company's two major acquisitions completed in Fiscal 1997 were in part financed by interest bearing notes issued to the sellers. Therefore, total interest expense in the Current Period rose to $129,000 from $36,000 in the Comparable Period, Concurrently, management has continued to invest the Company's cash liquidity into the Company's business from which it expects to derive higher returns than previously earned in cash and equivalent investments. Consequently, reduced interest income of $28,000 was reported in the Current Period as compared to $75,000 in the Comparable Period. This has resulted in a net interest expense for the Current Period of $101,000 as compared to net interest earnings
of $39,000 in the Comparable Period.   Management expects that
the Company will continue to have a net interest expense, for the next several fiscal years.

          EARNINGS (LOSS) BEFORE TAXES ("EBT"). The Company had a loss before taxes of ($184,000) for the Current Period, as compared to EBT of $105,000 in the Comparable Period.

          INCOME TAX PROVISION (CREDITS). Because of the timing differences between the Company's financial and tax accounting, the Current Period had a tax provision of $9,000 as compared to $14,000 in the Comparable Period. The tax provisions were computed at statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

          OPERATING ACTIVITIES. The Company continues to generate substantial cash from operations as measured by EBITDA.
In the first half of Fiscal 1998, EBITDA was $358,000 as compared to $318,000 in the Comparable Period. Substantially all of the $206,000 increase of depreciation and amortization charged to earnings in the Current Period over the Comparable Period derives specifically from the acquisition of MLP and BETA. As previously noted, the $100,000 amortization charge of the consulting agreement executed in connection with the acquisition by MLP of Programs for Education, Inc. which was prepaid at the closing of the acquisition ends in May 1998.

          In the Current Period, management continued its program to control tightly the Company's operating assets, including accounts receivable and inventory. However, in the Current Period, operating assets used $313,000 of cash versus generating $95,000 of cash in the Comparable Period. In total, operations used total cash of $286,000 during the Current Period as compared to cash generated of $389,000 in the Comparable Period,

          INVESTING ACTIVITIES. During the Current Period, the Company invested cash of $278,000 in capital expenditures. including its proprietary Test Passage Bank and additional software development. This compares with $395,000 in the Comparable Period. Specifically, in the Current
Period, expenditures of $108,000 were made in the Company's proprietary Test Passage Bank (versus $238,000 in the Comparable Period), while software expenditures decreased to $69,000 from $107,000 in Comparable Period. Capital expenditures for fixed assets increased slightly to $88,000 from $52,000 in the Comparable Period. Additionally, in the Current Period, $105,000 was used for deferred acquisition costs, while in the Comparable Period $174,000 was spent to acquire BETA and the Maculaitis test. Total expenditures in the Current Period, excluding transactions in marketable securities, totaled $383,000 versus $559,000 in the Comparable Period.

          FINANCING ACTIVITIES. The Company used a total of $574,000 in cash for financing activities during the Current Period versus $65,000 in the Comparable Period. This results from the Company's receipt of $45,000 from the exercise of outstanding warrants and the expenditure of $619,000 to reduce long-term debt. This compares with approximately $65,000 used in the Comparable Period primarily for debt reduction.

          NET CASH CHANGE. As a result of the Company's operating, investing, and financing activities for the Current Period, the Company's cash and temporary investment balances were reduced by $783,000 to $374,000. The Company carried an additional $380,000 of marketable securities at April 30, 1998. The Company's working capital at April 30, 1998 was $1,932,000, with a current ratio of 4 to 1. This compares to working capital at the end of Fiscal 1997 of $2,244,000 with a then current ratio of 3.7 to 1. Management believes that its existing debt obligations can be financed from the cash flow from operations.

SUBSEQUENT EVENTS

          CURRENT ACQUISITION FINANCING. In March 1998, the Company announced execution of a letter of intent to acquire all of the outstanding capital stock of Drake Business Schools Corporation and Drake Training Services Corporation for cash of $2,500,000 (the "Drake Acquisition"). The Company is currently in negotiations with lending and investment sources to finance the Drake Acquisition. Additionally, the Company has announced that it intends to pursue a program of acquiring additional post secondary schools. Although the Company anticipates that the schools to be acquired will have earnings and a positive EBITDA, the schedule, rate and amount of capital available for its post secondary school acquisition program will be determined partially by the anticipated funding, as well as the earnings and cash flows of the schools acquired and the terms of the acquisitions. The Company has no other material commitments for capital or other expenditures and is not party to any arrangement that would adversely impact the Company's liquidity.


                             PART II

                        OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual meeting of stockholders on March 27, 1998. At the meeting, the stockholders took the following actions:

      (i) The proposal to elect Walter B. Barbe as a director of the Company was approved by a vote of 12,414,232 votes in favor of his election, with 44,900 votes against and no abstentions and broker non-votes, representing a vote of 95.6% of the votes cast in favor of the election of Mr. Barbe.

     (ii) The proposal to elect Michael D. Beck as a director of the Company was approved by a vote of 12,414,232 votes in favor of his election, with 44,900 votes against and no abstentions and broker non-votes, representing a vote of 95.6% of the votes cast in favor of the election of Mr. Beck.

    (iii) The proposal to elect Steven R. Berger as a director of the Company was approved by a vote of 12,414,232 votes in favor of his election, with 44,900 votes against and no abstentions and broker non-votes, representing a vote of 95.6% of the votes cast in favor of the election of Mr. Berger.

     (iv) The proposal to elect Stephen H. Ivens as a director of the Company was approved by a vote of 12,414,232 votes in favor of his election, with 44,900 votes against and no abstentions and broker non-votes, representing a vote of 95.6% of the votes cast in favor of the election of Mr. Ivens.

      (v) The proposal to elect Michael Milone as a director of the Company was approved by a vote of 12,414,232 votes in favor of his election, with 44,900 votes against and no abstentions and broker non-votes, representing a vote of 95.6% of the votes cast in favor of the election of Mr. Milone.

     (vi) The proposal to elect Andrew L. Simon as a director of the Company was approved by a vote of 12,414,232 votes in favor of his election, with 44,900 votes against and no abstentions and broker non-votes, representing a vote of 95.6% of the votes cast in favor of the election of Mr. Simon.

     (vii) The proposal to elect Linda G. Straley as a director of the Company was approved by a vote of 12,414,232 votes in favor of her election, with 44,900 votes against and no abstentions and broker non-votes, representing a vote of 95.6% of the votes cast in favor of the election of Ms. Straley.

    (viii) The proposal to ratify the appointment of Lazar, Levine & Felix LLP as the independent auditors of the Company was adopted by a vote of 12,424,582 votes in favor of the proposal, with 22,350 votes against, 12,200 votes abstaining and no broker non-votes, representing a vote of 95.7% of the votes cast in favor of the proposal, with 20,150 votes against, 30,900 votes abstaining and no broker non-votes.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


                Exhibit 11 -- Computation of Earnings per Common Share


                Exhibit 27 -- Financial Data Schedule


          (b)  Reports on Form 8-K

               Current Report on Form 8-K, filed on April 9, 1998
               (relating to the pending acquisition of Drake
               Training Services Corporation and Drake Business
               Schools Corporation).

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE FISCAL QUARTER ENDED APRIL 30, 1998



     Consolidated Balance Sheets                              F-1

     Consolidated Statements of Income                        F-3

     Consolidated Statements of Cash Flows                    F-4

     Notes to Consolidated Financial Statements               F-6


                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES
                                                                      Page 1 of 2
                           CONSOLIDATED BALANCE SHEETS

                                                   April 30,        October 31,
                                                    1 9 9 8           1 9 9 7
                                                    -------           -------
     ASSETS
     ------

Current assets:
  Cash and temporary investments                  $  373,725        $1,156,664
  Marketable securities                              380,027           377,560
  Note receivable (Note E)                           200,000               --
  Accounts receivable                                725,883           803,021
  Inventories                                        404,889           360,227
  Prepaid expenses and other current assets          486,372           381,381
                                                  ----------        ----------

    Total current assets                           2,570,896         3,078,853

Property, plant and equipment - net of
  accumulated depreciation of $1,100,119
  and $1,029,417, respectively                     1,757,026         1,739,947

Other assets:
  Test passage bank, net of accumulated
    amortization of $1,324,768 and $1,175,235
    respectively                                   2,702,735         2,743,853
  Software development costs, net of
    accumulated amortization of $59,492 and
    $30,517, respectively                            381,362           340,930
  Goodwill, net of accumulated amortization of
    $112,955 and $65,511                             749,302           796,746
  Noncompete agreements, net of accumulated
    amortization of $65,476 and $29,672              434,524           470,238
  Deferred income taxes                              357,664           335,722
  Other assets                                       194,856            86,596
                                                  ----------        ----------

    Total assets                                  $9,148,365        $9,592,885
                                                  ==========        ==========


See notes to consolidated financial statements.

                                       F - 1


                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES
                                                                      Page 2 of 2
                           CONSOLIDATED BALANCE SHEETS

                                                   April 30,        October 31,
                                                    1 9 9 8           1 9 9 7
                                                    -------           -------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Current portion of long-term debt               $  298,573        $   314,217
  Accounts payable and accrued expenses              340,305            520,148
                                                  ----------         ----------

    Total current liabilities                        638,878            834,365

Long-term debt less current portion                2,389,630          2,528,968
                                                  ----------         ----------

    Total liabilities                              3,028,508          3,363,333
                                                  ----------         ----------

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
    authorized, 1,500 issued and outstanding              --                 --
  Common stock, $.0001 par value, 20,000,000
    authorized, 8,489,322 and 8,389,322 shares
    issued and outstanding, respectively                 849                839
  Additional paid-in capital                       4,410,990          4,365,875
  Stock subscription receivable                      (14,350)           (14,350)
  Unrealized holding gain                              7,379              8,601
  Unearned compensatory stock                        (67,233)          (107,046)
  Retained earnings                                1,782,222          1,975,633
                                                  ----------         ----------

    Total stockholders' equity                     6,119,857          6,229,552
                                                  ----------         ----------

    Total liabilities & stockholders' equity      $9,148,365         $9,592,885
                                                  ==========        ===========



See notes to consolidated financial statements.


                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                                            Six Months Ended          Three Months Ended
                                                April 30,                   April 30,
                                          1 9 9 8       1 9 9 7         1 9 9 8       1 9 9 7
                                          -------       -------         -------       -------

Contract income                         $  582,605   $  539,154      $   87,233    $   73,106
Catalog sales                            1,037,773      905,123         587,149       482,097
Consulting income                          247,673      147,890         124,354        99,453
Catalog sales -- MLP                       546,886           --         318,457            --
                                        ----------   ----------      ----------    ----------


Total net revenue                        2,414,937    1,592,167       1,117,193       654,656

Cost of goods sold                         788,791      564,236         425,195       304,124
                                        ----------   ----------      ----------    ----------

Gross profit                             1,626,146    1,027,931         691,998       350,532
                                        ----------   ----------      ----------    ----------

Operating expenses:
  Selling expenses                         719,997      414,979         397,170       205,747
  General and administrative expenses    1,189,420      531,748         587,439       276,896
  Bad debt recovery (Note E)              (200,000)          --        (200,000)           --
                                        ----------   ----------      ----------    ----------

Total operating expenses                 1,709,417      946,727         784,609       482,643
                                        ----------   ----------      ----------    ----------

Income (loss) from operations              (83,271)      81,204         (92,611)     (132,111)

Other income (expense):
  Interest expense                        (128,779)     (36,059)        (65,557)      (18,812)
  Loss on sale of assets                        --      (15,083)             --        (3,383)
  Investment income                         27,569       74,635          16,705        34,580
                                        ----------   ----------      ----------    ----------

Income (loss) before income taxes         (184,481)     104,697        (141,463)     (119,726)

Income taxes (benefit)                       8,930       13,520          18,902       (59,461)
                                        ----------   ----------      ----------    ----------

Net income (loss)                       $ (193,411)  $   91,177      $ (160,365)   $  (60,265)
                                        ==========   ==========      ==========    ==========

Weighted average shares outstanding
  Basic                                  8,468,211    8,000,433       8,489,322     8,113,186
  Diluted                                8,468,211    8,072,618       8,489,322     8,113,186

Earnings per share
  Basic                                 $     (.02)  $      .01      $     (.02)   $     (.01)
  Diluted                               $     (.02)  $      .01      $     (.02)   $     (.01)


See notes to consolidated financial statements.



                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES
                                                                      Page 1 of 2
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               April 30,
                                                       1 9 9 8           1 9 9 7
                                                       -------           -------
OPERATING ACTIVITIES
 Net income (loss)                                   $(193,411)       $   91,177
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                       442,152           236,618
   Deferred income taxes                               (21,942)          (47,379)
   Bad debt recovery                                  (200,000)               --
   Financial advisory services                              --             2,344
   Loss on sale of auto                                     --            11,700
Changes in operating assets and liabilities:
 Accounts receivable                                    77,136           216,308
 Inventories                                           (44,662)           25,826
 Other current assets                                 (165,405)          (44,851)
 Accounts payable                                     (179,842)         (102,759)
                                                     ---------        ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES              (285,974)          388,984
                                                     ---------        ----------

INVESTING ACTIVITIES
 Acquisition of property, plant and equipment          (87,781)          (52,191)
 Test passage bank                                    (108,415)         (238,261)
 Software development costs                            (69,407)         (106,837)
 Pre-publication costs                                 (12,385)               --
 Purchase of marketable securities                          --            (3,797)
 Proceeds from sale of marketable securities           460,000           646,080
 Proceeds from sale of auto                                 --            10,000
 Acquisition of subsidiary                                  --          (143,975)
 Acquisition of test                                        --           (29,900)
 Deferred acquisition costs                           (105,431)               --
                                                     ---------        ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES                76,581            81,119
                                                     ---------        ----------


See notes to consolidated financial statements.



                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                                                                      Page 2 of 2
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                               April 30,
                                                       1 9 9 8           1 9 9 7
                                                       -------           -------
FINANCING ACTIVITIES
 Principal payments on industrial revenue
   bond obligation                                  $       --        $  (42,014)
 Repayment of long-term debt                          (154,982)               --
 Proceeds from exercise of warrants                     45,125                --
 Principal payments on long-term debt                 (463,689)          (17,438)
 Mortgage costs                                             --            (4,374)
 Organizational expenses of subsidiary                      --            (1,200)
                                                    ----------        ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES              (573,546)          (65,026)
                                                    ----------        ----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS          (782,939)          405,077

Cash and temporary investments at
  beginning of period                                1,156,664         1,049,819
                                                    ----------        ----------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD     $  373,725        $1,454,896
                                                    ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                      $  163,139        $   32,092
                                                    ==========        ==========

 Income taxes paid                                  $   41,200        $   55,167
                                                    ==========        ==========

 Stock issued for prepaid consulting
  costs (Note B)                                    $       --        $   93,750
                                                    ==========        ==========

SUMMARY OF ACQUIRED SUBSIDIARY:
 Assets acquired consisting primarily of Goodwill   $       --        $  374,067

 Liabilities assumed, including cash payment to
  prior shareholders                                        --          (294,417)
                                                    ----------        ----------

 Fair value of common stock issued                  $       --        $   79,650
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




                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 1998 and October 31, 1997 and the consolidated results of operations for the six and three months ended April
30, 1998 and 1997 and consolidated cash flows for the six months ended
April 30, 1998 and 1997.

The consolidated results of operations for the six and three months ended
April 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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





                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B -- STOCKHOLDERS' EQUITY
------------------------------

Consultants' Stock Options
--------------------------

In February 1998, the Company granted 5,000 options to a consultant pursuant to its Consultants Stock Incentive Plan. The options are exercisable at $.781 per share.

Directors' Stock Options
------------------------

In March 1998, the Company granted an aggregate of 5,000 options to two nonemployee directors pursuant to its Directors Stock Option Plan. The options are exercisable at $1.063 per share.

Employee Stock Options
----------------------

In March 1998, the Company granted an aggregate of 353,500 options to six of its officers pursuant to its Amended and Restated 1991 Stock Option
Incentive Plan.  The options are exercisable at $1.063 per share.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based
Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the
Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net loss and loss per share for the six months ended April 30, 1998 and 1997 would have been $(377,146) and $(.04) and $(115,704) and $(.01), respectively, had the new method been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997, respectively: expected volatility of approximately 80% and 78%, respectively; risk free interest rate of 6.75%; and expected lives of 5 to 10 years.




                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B -- STOCKHOLDERS' EQUITY (Continued)
------------------------------------------

Employee Stock Options (continued)
----------------------------------

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

Proposed Stock Repurchase
-------------------------

In April 1998, the Board of Directors authorized the Company to repurchase up to $250,000 worth of the Company's issued and outstanding common shares and warrants on the open market subject to the rules and regulations of the Securities and Exchange Commission. As of the date of this report, no such purchases have been made.

NOTE C -- PENDING ACQUISITION
-----------------------------

On March 26, 1998, the Company entered into a letter of intent to purchase all of the issued and outstanding capital stock of each of Drake Training
Services Corporation and Drake Business Schools Corporation for an aggregate purchase price equal to approximately $2,500,000. The acquisition is currently scheduled for closing on or about July 1, 1998 and is subject to the execution of definitive documentation and the satisfaction of conditions precedent.

NOTE D -- IRS EXAMINATION
-------------------------

The Company has been notified that the Internal Revenue Service intends to review its corporation income tax returns for the year ended October 31, 1995.





                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E -- NOTE RECEIVABLE
-------------------------

In March 1998, the Company entered into an agreement with HGI, Inc.
(formerly The Harriman Group Inc.) ("HGI") and one of its officers. The agreement provides for the settlement of the note receivable plus accrued interest from HGI with a face amount of $400,000, for an aggregate of $200,000 which is to be paid prior to October 15, 1998. Payment pursuant to the agreement is guaranteed by an irrevocable letter of credit. The
Company reflected the entire note balance as a bad debt during the year ended October 31, 1997 as a result of an involuntary bankruptcy proceeding against HGI. The Company has reported the amount collectible pursuant to this agreement and related collateral as a bad debt recovery.

NOTE F -- RECENTLY ISSUED ACCOUNTING STANDARD
---------------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial
Accounting Standards Number 130 "Reporting Comprehensive Income". This standard requires disclosures regarding comprehensive income, the change in an entity's equity during a period from transactions and events other than those resulting from investments by and distributions to owners. Had the new standard been adopted effective November 1, 1997, comprehensive income for the six months ended April 30, 1998 and 1997 would have been $(192,191) and $111,627, respectively.





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


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                         By /s/ ANDREW L. SIMON
                            -----------------------------------
                            Andrew L. Simon
                            President, Chief Executive Officer
                            and Treasurer


                         By /s/ JOHN M. DUTTON
                            -----------------------------------
                            John M. Dutton
                            Chief Financial Officer


Date:     June __, 1998


