Form 10QSB
period 1998-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1998-09-14
CIK 726603

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-QSB

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the
---   Securities Exchange Act of 1934

For the quarterly period ended July 31, 1998

     Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------    --------------------


Commission file number     0-20303
                       ------------------------------------------------

              TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
-----------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Delaware                                 13-2846796
-----------------------------------         ---------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

   P.O. Box 382, 4 Hardscrabble Heights, Brewster, New York  10509
-----------------------------------------------------------------------
             (Address of principal executive offices)

                              (914) 277-8100
-----------------------------------------------------------------------
            (Issuer's telephone number, including area code)


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

Yes     X          No
      -----            -----

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

Yes                No
      -----            -----

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of September 8, 1998: 8,567,222 shares of Common Stock, par value
-----------------------------------------------------------------
$0.0001 per share.
------------------

     Transitional Small Business Disclosure Format (check one):

Yes                No    X
      -----            -----

                            PART 1

                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended July 31, 1998 are attached to this Report, commencing at page F-1.

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

COMPANY BACKGROUND

          TASA provides assessment and instructional products and services to the educational markets. Its customers include individual states, schools, colleges, and universities, as well as parents and individual teachers primarily in grades K-4. For the assessment markets, the Company develops, publishes and distributes a highly regarded, proprietary line of reading tests, and custom designs tests specifically to meet clients' measurement specifications. In conjunction with Yale University's Gesell Institute, it also publishes a line of books on the Gesell child development scales, a predictor of a young child's readiness to start kindergarten. For the instructional markets, a TASA subsidiary designs, publishes and distributes affordable "consumable" student workbooks for grades K-4 and creates and publishes books and pamphlets for elementary school teachers, and parents.

          TASA's corporate headquarters are located at 4 Hardscrabble Heights, P.O. Box 382, Brewster, New York 10509.
The Company's telephone number is (914) 277-8100, and the Company maintains its corporate website at www.tasa.com. The terms "Company" and "TASA" refer to Touchstone Applied Science Associates, Inc. and its subsidiaries, unless the context otherwise indicates. TASA's subsidiaries are Modern Learning Press, Inc., a Delaware corporation ("MLP"), and, Beck Evaluation & Testing Associates, Inc., a New York corporation ("BETA").

          The Company's primary assessment products are reading comprehension tests based on its internally developed proprietary assessment methodology called the Degrees of Reading Power ("DRP"). It publishes and sells its DRP tests to over 3,500 elementary and secondary schools, colleges and universities throughout the United States and Canada. Based on its proprietary DRP methodology, the Company's products measure an individual student's reading ability in a non-culturally biased manner and allow tracking of an individual's reading development over time. In 1997, management estimates that over 4 million DRP tests were administered in the United States and Canada in either the test's secure form or in "shelf" form from the Company's catalogs.

          Before Fiscal 1997, substantially all of the Company's revenues were derived from assessment products, primarily from the publishing and sale of DRP test products and the provision of related services, such as test scoring. In January 1997, the Company purchased all of the outstanding capital stock of BETA, which extended its assessment products into custom designed tests for states and textbook publishers. TASA's instructional products were acquired in May 1997, when a TASA subsidiary, MLP, purchased substantially all of the operating assets of Programs for Education, Inc. In addition, during Fiscal 1997, the Company extended its assessment activities by purchasing the Maculaitis test, a test designed to evaluate English proficiency for limited English proficiency ("LEP") students. TASA has also developed and introduced computerized and Internet-based products and services, such as DRP BOOKLINK, which are available to schools and subscribers on floppy disk.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues. The percentages presented are prepared on an EBITDA (1) format.



        RESULTS OF OPERATIONS FOR THE THIRD FISCAL QUARTER

          All of the following amounts are percentages.



                                Nine Months         Three Months
                               Ended July 31        Ended July 31


   EBITDA(1) Format            1998     1997        1998     1997

Revenues                       100%     100%        100%     100%


   Costs of Goods Sold          26%      27%         27%      28%


   Gross Profit                 74%      73%         73%      72%


Operating Expenses:


   Selling expenses             26%      21%         21%      16%


   General and administrative   33%      30%         27%      31%


Operating Income (EBITDA)       15%      22%         25%      25%


Depreciation-amortization       15%      12%         10%      10%


Impairment of Goodwill          --      -65%         --     -134%


Bad Debt (Expense) Recovery      5%     -13%         --       27%


Net Interest Expense (Income)   -3%       1%         -3%      -1%


EBT(2)                           2%     -68%         13%    -148%


Net income                       0%     -53%         10%    -116%

---------------
(1) Earnings before interest, taxes, and depreciation and amortization
(2)  Earnings (loss) before taxes



THREE MONTHS ENDED JULY 31, 1998

          REVENUES. Revenues of $1,993,844 for the third quarter ended July 31, 1998 (the "Current Quarter") represented an increase of 35% or $521,079, over the prior year's third quarter (the "Comparable Quarter") sales of $1,472,765. The following is a discussion of the four components of the Company's revenues:

          Contract sales, reflecting sales of secure DRP tests to the States of New York, Connecticut and Virginia, were essentially flat in the Current Quarter ($30,017) vs. the Comparable Quarter ($34,088). During the Current Quarter, Virginia notified the Company that its Literacy Passport Test program, which includes DRP tests, is being phased out over the next 6 years. New York also notified the Company that its RCT and PEP testing programs, which include DRP tests, are being phased out. As a result, Virginia contract revenues during the fourth quarter of Fiscal 1998 and New York contract revenues for the first quarter of Fiscal 1999 will be less than in the prior years. The actual dollar amount of Virginia and New York contract revenues for Fiscal 1999 is uncertain at this time. On the positive side, Connecticut notified the Company that its Mastery Testing Program will continue to include DRP tests for the next five years, and a multiple year contract has been executed. Contract income as a percentage of total revenues has been steadily declining over the past few years (49% in Fiscal 1994; 41% in Fiscal 1995; 35% in Fiscal 1996; 17% in Fiscal
1997), and Management anticipates that contract income will represent less than 11% of total revenues for Fiscal 1998. Although the Company expects to see a decline in the actual dollar amount of contract income in both Fiscal 1998 and Fiscal 1999, the offsetting increase in catalog sales and revenues from the BETA and MLP acquisitions make the Company more diversified and much less dependent on any single contractual customer.

          Catalog sales, representing the sale of DRP tests, Maculaitis tests, and TextSense increased 14% to $697,833 from $609,764 in the Comparable Quarter last year. Management's sales and marketing programs have resulted in increased numbers of new catalog customers over the past three years which continue to account for these volume increases. For each of the first three quarters of the year, the Company continues to acquire new customers at a rate comparable to prior years.

          The revenues of BETA, the Company's education consulting subsidiary, increased 254% to $209,305 in the Current Quarter as compared to revenues of $59,119 in the Comparable Quarter. Sales from services performed under these contracts will vary by fiscal quarter depending on timing of required contract services.

          MLP had sales of $1,056,689 for the Current Quarter. This was a 37% increase over the Comparable Quarter sales of $769,794. The Current Quarter generally accounts for approximately 40% of MLP's anticipated annual sales. Management has implemented a strategic growth plan for MLP which includes the introduction of new titles, the broadening of MLP's product line for schools, parents and teachers, and a sales program focused on expanding MLP's client base from among TASA clients as well as new outside clients. Management believes there is only a 5% overlap between MLP's current customer base and TASA's 3,500 educational institutions client base.

          COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold, excluding amortization of the Company's Test Passage Bank, decreased in the Current Quarter to 27% of sales as compared to 28% in the Comparable Quarter. In the Current Quarter, after cost of goods sold of $546,997, the Company's gross profit was 73% of revenues or $1,446,847. This compares favorably to the Comparable Quarter, when gross profit after cost of goods sold of $410,838 constituted 72% of revenues or $1,061,927. The increase in gross profit in the Current Quarter is attributable to increased revenues coupled with a slightly higher margin for products and services.

          SELLING EXPENSES. Selling expenses for the Current Quarter increased 79% over the Comparable Quarter to $415,087 or 21% of revenues. This compares with $232,262 or 16% of revenues in the Comparable Quarter. The increase in marketing expenditures reflects a full quarter for Modern Learning Press. We acquired MLP in June 1997 and did not have a marketing program in place until the 4th quarter.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the Current Quarter, excluding depreciation and amortization, increased as a result of the acquisition of MLP and the necessary expansion of the Company's corporate infrastructure. Excluding depreciation and amortization, the Company's general and administrative expenses for the Current Quarter increased $66,236 to 27% of revenues or $529,661. This compares favorably to general and administrative expenses in the Comparable Quarter of $463,425, or 31% of revenues. With increased revenues, we are beginning to accrue the benefits of critical mass, and thus G&A as a percentage of sales is decreasing.

          OPERATING PROFIT ("EBITDA"). The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) for the Current Quarter were $502,099 or 25% of revenues, as compared to $366,240 or 25% of revenues in the Comparable Quarter.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses in the Current Quarter increased 14% to $161,253 from $141,328 in the Comparable Quarter. The increase is attributable to the one year consulting contract relating to the purchase of MLP.

          NET INTEREST EXPENSE (INCOME). The Company's two major acquisitions completed in Fiscal 1997 were in part financed by interest bearing notes issued to the sellers. Therefore, total interest expense in the Current Quarter rose to $51,207 from $16,958 in the Comparable Quarter. Management expects that the Company will continue to have a net interest expense for the next several fiscal years.

          EARNINGS (LOSS) BEFORE TAXES ("EBT"). The Company had a profit before taxes of $252,819 for the Current Quarter, as compared to a loss of ($2,176,801) in the Comparable Quarter.

          NET INCOME. The Company had an after-tax profit of $202,321 as compared to a ($1,704,655) loss in the Comparable
Quarter.


NINE MONTHS ENDED JULY 31, 1998

          REVENUES. Revenues of $4,408,781 for the nine months ended July 31, 1998 (the "Current Period") represented an increase of 44% or $1,343,849 over the prior year's first nine months (the "Comparable Period") sales of $3,064,932. The following is a discussion of the four components of the Company's revenues.

          Contract sales increased 7% in the Current Period to $612,622 from $573,242 in the Comparable Period. Catalog sales increased 15% to $1,735,606 from $1,514,887 in the Comparable Period. The revenues of BETA increased 121% to $456,978 in the Current Period as compared to revenues of $207,009 in the Comparable Period. MLP had sales of $1,603,575 for the Current Period vs. $770,000 in the Comparable Period. However, it should be noted that the acquisition of MLP did not take place until the end of May 1997.

          COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold, excluding amortization of the Company's Test Passage Bank, remained approximately constant in the Current Period at 26% of revenues, as compared to 27% in the Comparable Period. In the Current Period, after cost of goods sold of $1,165,297 the Company's gross profit was 74% of revenues or $3,256,484. This compares to the Comparable Period when gross profit after cost of goods sold of $825,116 constituted 73% of revenues or $2,239,816. The increase in gross profit in the Current Period is primarily attributable to increased revenues for products and services.

          SELLING EXPENSES. Selling expenses for the Current Period increased 75% to $1,135,084, equaling 26% of revenues. This compares to $647,241 or 21% of revenues in the Comparable Period. This is because in the Current Period, the Company had a full nine-month marketing plan for MLP.

          GENERAL AND ADMINISTRATION EXPENSES. General and administrative expenses for the Current Period, excluding depreciation and amortization, increased as a result of the acquisition of MLP, and the necessary expansion of the Company's corporate infrastructure and periodic services. Excluding depreciation and amortization, the Company's general and administrative expenses for the Current Period increased $773,362, or 61%, to $1,460,424, or 33% of revenues. This compares to general and administrative expenses in the Comparable Period of $905,513, or 30% of revenues. Approximately $393,892, or 51%, of this increase is from the inclusion of MLP.

          BAD DEBT RECOVERY. The Company's previous management made a $400,000 loan to HGI, Inc. (formerly The Harriman Group, Inc.), which declared bankruptcy during Fiscal 1997. Consequently, the Company wrote off the $400,000 note receivable in Fiscal 1997. During the Second Quarter, management concluded a settlement of the note receivable with HGI. Settlement terms require payment of $200,000 on or before October 8, 1998, which payment is guaranteed by an irrevocable letter of credit.

          OPERATING PROFIT ("EBITDA"). The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) for the Current Period were $660,976, or 13% of revenues, as compared to $687,062, or 2% of revenues, in the Comparable Period.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses in the Current Period increased 68% to $640,221 from $380,946 in the Comparable Period. A significant portion of the Current Period's increase of $259,275 was attributable to the acquisition of the assets of MLP.

          NET INTEREST EXPENSE (INCOME). The Company's two major acquisitions completed in Fiscal 1997 were in part financed by interest bearing notes issued to the sellers. Therefore, total interest expense in the Current Period rose to $152,217 from ($2,168) in the Comparable Period.

          EARNINGS (LOSS) BEFORE TAXES ("EBT"). The Company had a profit before taxes of $68,338 for the Current Period, as compared to EBT loss of ($2,072,104) in the Comparable Period.

          NET INCOME. The Company had a profit of $8,910 in the current period vs. a ($1,623,476) loss in the Comparable Period.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED JULY 31, 1998

          OPERATING ACTIVITIES. The Company continues to generate substantial cash from operations as measured by EBITDA.
For the Current Period, EBITDA was $660,976, a decrease of 4% as compared to $687,062 (before expenses of impairment of goodwill and bad debt) in the Comparable Period.

          In the Current Period, management continued its program to control tightly the Company's operating assets, including accounts receivable and inventory. However, operating assets and liabilities in the Current Period used $354,330 of cash versus generating cash of $11,092 in the Comparable Period. In total, operations generated cash of $61,929 during the Current Period as compared to cash generated of $670,436 in the Comparable Period.

          INVESTING ACTIVITIES. During the Current Period, the Company invested cash of $612,824 in capital expenditures and other assets, including for its proprietary Test Passage Bank and in additional software development. The Company's net use of cash for investing in the Current Period was $78,824. This compares with a net investment of $1,924,944 in the Comparable Period, which included $2,878,092 spent for capital expenditures including the acquisitions of MLP, BETA and the Maculaitis Test. In the Comparable Period, the Company had net sales of marketable securities of $943,148. During the Current Period, the Company made expenditures of $172,819 for the Company's proprietary Test Passage Bank (vs. $352,082 in the Comparable Period), while software expenditures decreased to $74,765 from $170,846 in the Comparable Period. Capital expenditures for fixed assets increased to $114,119 vs. $77,309. Additionally, $238,532 was used in the Current Period for deferred acquisition costs.

          FINANCING ACTIVITIES. The Company used a total of $494,572 of cash for financing activities during the Current Period versus generating cash of $667,564 in the Comparable Period. In the Current Period, the Company received $97,905 from the exercise of outstanding warrants, and made expenditures of $233,549 to reduce long-term debt, and $358,528 to reduce a loan payable. This compares with $98,856 used in the Comparable Period for debt reduction and cash received of $780,995 from net proceeds of a loan.

          NET CASH CHANGE. As a result of the Company's operating, investing, and financing activities for the first nine months in 1998, the Company's cash and temporary investment balances were decreased by $510,467 to $646,000. The Company's working capital at July 31, 1998 was $2,088,124, with a current ratio of 3.4 to 1. This compares to working capital at the end of Fiscal 1997 of $2,244,000 and a current ratio of 3.7 to 1. Management believes that its existing debt obligations can be met from the cash flow from operations.

          YEAR 2000 MATTERS. The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensititve. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of commputer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.


                             PART II

                        OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.


ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          On September 14, the Company entered into a letter of intent to purchase all of the issued and outstanding capital stock of Mildred Elley Business Schools for an aggregate purchase price equal to approximatey $3,000,000. The acquisition is currently scheduled for closing on or about October 31, 1998 and is subject to the execution of definitive documentation and the satisfaction of conditions precedent. The Company also announced the termination of the letter of intent to acquire Drake Business Schools, based on its conclusion that the risks and opportunities of that acquisition were not consistent with the criteria of the Company's strategic plan.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


               Exhibit 11 -- Computation of Earnings per Common Share


               Exhibit 27 -- Financial Data Schedule


          (b)  Reports on Form 8-K

               Current Report on Form 8-K, dated April 9, 1998.

               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE FISCAL QUARTER ENDED JULY 31, 1998



     Consolidated Balance Sheets                              F-1

     Consolidated Statements of Income                        F-3

     Consolidated Statements of Cash Flows                    F-4

     Notes to Consolidated Financial Statements               F-6


                       TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                    AND SUBSIDIARIES
                                                                  Page 1 of 2
                              CONSOLIDATED BALANCE SHEETS

                                                   July 31,        October 31,
                                                   1 9 9 8           1 9 9 7
                                                   -------           -------
     ASSETS
     ------

Current assets:
 Cash and temporary investments                  $  646,197        $1,156,664
 Marketable securities                              186,473           377,560
 Note receivable                                    200,000                --
 Accounts receivable                              1,268,867           803,021
 Inventories                                        362,614           360,227
 Prepaid expenses and other current assets          299,268           381,381
                                                 ----------        ----------

  Total current assets                            2,963,419         3,078,853

Property, plant and equipment - net of
 accumulated depreciation of $1,136,948
  and $1,029,417, respectively                    1,746,535         1,739,947

Other assets:
 Test passage bank, net of accumulated
  amortization of $1,399,534 and $1,175,235
   respectively                                   2,692,433         2,743,853
 Software development costs, net of
  accumulated amortization of $82,531 and
   $30,517, respectively                            363,681           340,930
 Goodwill, net of accumulated amortization of
  $136,677 and $65,511                              725,580           796,746
 Noncompete agreements, net of accumulated
  amortization of $83,105 and $29,672               416,895           470,238
 Deferred income taxes                              368,594           335,722
 Other assets                                       322,682            86,596
                                                 ----------        ----------

    Total assets                                 $9,599,819        $9,592,885
                                                 ==========        ==========


See notes to consolidated financial statements.

                       TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                    AND SUBSIDIARIES
                                                                  Page 2 of 2
                              CONSOLIDATED BALANCE SHEETS

                                                   July 31,        October 31,
                                                   1 9 9 8           1 9 9 7
                                                   -------           -------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------


Current liabilities:
 Current portion of long-term debt              $   279,924       $   314,217
 Accounts payable and accrued expenses              595,371           520,148
                                                 ----------        ----------

    Total current liabilities                       875,295           834,365

Long-term debt less current portion               2,329,712         2,528,968
                                                 ----------        ----------

    Total liabilities                             3,205,007         3,363,333
                                                 ----------        ----------

Stockholders' equity:
 Preferred stock, $.0001 par value, 5,000,000
  authorized, 1,500 issued and outstanding               --                --
 Common stock, $.0001 par value, 20,000,000
  authorized, 8,567,222 and 8,389,322 shares
   issued and outstanding, respectively                 857               839
 Additional paid-in capital                       4,463,762         4,365,875
 Stock subscription receivable                      (14,350)          (14,350)
 Unrealized holding gain                              7,327             8,601
 Unearned compensatory stock                        (47,327)         (107,046)
 Retained earnings                                1,984,543         1,975,633
                                                 ----------        ----------

       Total stockholders' equity                 6,394,812         6,229,552
                                                 ----------        ----------

       Total liabilities & stockholders' equity  $9,599,819        $9,592,885
                                                 ==========        ==========


See notes to consolidated financial statements.

                       TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                    AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF INCOME

                                           Nine Months Ended         Three Months Ended
                                               July 31,                    July 31,
                                        1 9 9 8        1 9 9 7       1 9 9 8       1 9 9 7
                                        -------        -------       -------       -------

Contract income                      $   612,622    $   573,242    $   30,017   $   34,088
Catalog sales                          1,735,606      1,514,887       697,833      609,764
Consulting income                        456,978        207,009       209,305       59,119
Catalog sales - MLP                    1,603,575        769,794     1,056,689      769,794
                                     -----------    -----------    ----------   ----------

Total net revenue                      4,408,781      3,064,932     1,993,844    1,472,765

Cost of goods sold                     1,436,086      1,050,884       647,295      486,648
                                     -----------    -----------    ----------   ----------

Gross profit                           2,972,695      2,014,048     1,346,549      986,117
                                     -----------    -----------    ----------   ----------

Operating expenses:
 Selling expenses                      1,135,084        647,241       415,087      232,262
 General and administrative expenses   1,816,856      1,060,691       627,436      528,943
 Bad debt expense                             --        405,000            --      405,000
 Impairment of goodwill                       --      1,979,755            --    1,979,755
 Bad debt recovery                      (200,000)            --            --           --
                                     -----------    -----------    ----------   ----------

Total operating expenses               2,751,940      4,092,687     1,042,523    3,145,960
                                     -----------    -----------    ----------   ----------

Income (loss) from operations            220,755     (2,078,639)      304,026   (2,159,843)

Other income (expense):
 Interest expense                       (186,175)       (73,079)      (57,396)     (37,020)
 Investment income                        33,758         94,697         6,189       20,062
 Loss on sale of assets                       --        (15,083)           --           --
                                     -----------    -----------    ----------   ----------

Income (loss) before income taxes         68,338     (2,072,104)      252,819   (2,176,801)

Income taxes (benefit)                    59,428       (458,628)       50,498     (472,146)
                                     -----------    -----------    ----------   ----------

Net income (loss)                    $     8,910    $(1,613,476)   $  202,321  $(1,704,655)
                                     ===========    ===========    ==========   ==========

Weighted average shares outstanding
 Basic                                 8,488,239      8,047,410     8,527,844    8,139,322
 Diluted                               8,646,767      8,047,410     8,686,372    8,139,322

Earnings per share
 Basic                               $        --    $      (.20)   $      .02  $      (.21)
 Diluted                             $        --    $      (.20)   $      .02  $      (.21)


See notes to consolidated financial statements.

                       TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                    AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            July 31,
                                                   1 9 9 8           1 9 9 7
                                                   -------           -------
OPERATING ACTIVITIES
 Net income                                   $       8,910       $(1,613,476)
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                      640,221           380,946
 Deferred income taxes                              (32,872)         (515,781)
 Bad debt recovery                                 (200,000)               --
 Financial advisory services                             --            15,611
 Loss on sale of assets                                  --            12,289
 Impairment of Goodwill                                  --         1,979,755
 Bad debt expense                                        --           400,000
Changes in operating assets and liabilities:
 Accounts receivable                               (465,846)         (257,548)
 Inventories                                         (2,387)           36,031
 Other current assets                                38,680             8,389
 Accounts payable                                    75,223           224,220
                                                 ----------        ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES             61,929           670,436
                                                 ----------        ----------

INVESTING ACTIVITIES
 Acquisition of property, plant and equipment      (114,119)          (77,309)
 Test passage bank                                 (172,879)         (352,092)
 Software development costs                         (74,765)         (170,846)
 Pre-publication costs                              (12,529)               --
 Purchase of marketable debt securities                  --            (3,797)
 Proceeds from the sale of marketable securities    535,000           946,945
 Proceeds from the sale of assets                        --            10,000
 Acquisition of subsidiaries                             --        (2,247,945)
 Acquisition of test                                     --           (29,900)
 Deferred acquisition costs                        (238,532)               --
                                                 ----------        ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES            (77,824)       (1,924,944)
                                                 ----------        ----------

FINANCING ACTIVITIES
 Principal payments on industrial revenue
  bond obligation                                        --           (98,856)
 Repayment of long-term debt                       (233,549)               --
 Proceeds from exercise of warrants                  97,905                --
 Net proceeds from loan payable                    (358,928)          780,995
 Mortgage costs                                          --           (13,374)
 Organizational expenses of subsidiary                   --            (1,201)
                                                 ----------        ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES           (494,572)          667,564
                                                 ----------        ----------


See notes to consolidated financial statements.

                                         F - 4


                       TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                    AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            July 31,
                                                   1 9 9 8           1 9 9 7
                                                   -------           -------

NET CHANGE IN CASH AND TEMPORARY
 INVESTMENTS                                     $ (510,467)      $  (586,944)

CASH AND TEMPORARY INVESTMENTS
 AT BEGINNING OF PERIOD                           1,156,664         1,049,819
                                                 ----------        ----------

CASH AND TEMPORARY INVESTMENTS
 AT END OF PERIOD                                $  646,197       $   462,875
                                                 ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                    $  195,505       $    47,914
                                                 ==========        ==========

Income taxes paid                                $   45,711       $    99,337
                                                 ==========        ==========

Stock issued for prepaid consulting costs        $       --       $    99,750
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

                       TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                    AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 1998 and October 31, 1997 and the consolidated results of operations for the nine and three months ended July 31, 1998 and 1997 and consolidated cash flows for the nine months ended July 31, 1998 and 1997.

The consolidated results of operations for the nine and three months ended July 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

                       TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                    AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - EMPLOYEE STOCK OPTIONS
-------------------------------

In June 1998, two employees exercised options to purchase 77,900 shares at an aggregate exercise price of $52,778.99.

NOTE C - PENDING ACQUISITIONS
-----------------------------

On September 14, the Company entered into a letter of intent to purchase all of the issued and outstanding capital stock of Mildred Elley Business Schools for an aggregate purchase price equal to approximatey $3,000,000. The acquisition is currently scheduled for closing on or about October 31, 1998 and is subject to the execution of definitive documentation and the satisfaction of conditions precedent.


On March 26, 1998, the Company entered into a letter of intent to purchase all of the issued and outstanding capital stock of each of Drake Training Services Corporation and Drake Business Schools Corporation for an aggregate purchase price equal to approximately $2,500,000. Upon completion of its due diligence, the Company decided to terminate the letter of intent with Drake.


NOTE D - IRS EXAMINATION
------------------------

The Internal Revenue Service is reviewing the Company's corporation income tax returns for the year ended October 31, 1995. At this time it is impossible to predict the outcome of the examination.

NOTE E - RECENTLY ISSUED ACCOUNTING STANDARD
--------------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income". This standard requires disclosures regarding comprehensive income, the change in an entity's equity during a period from transactions and events other than those resulting from investments by and distributions to owners. Had the new standard been adopted effective November 1, 1997, comprehensive income for the nine months ended July 31, 1998 and 1997 would have been $7,636 and $(1,588,757), respectively.

NOTE F - NEW SUBSIDIARY
-----------------------

In July 1998, the Company formed a new wholly-owned subsidiary, TASA Educational Services Corporation. This subsidiary is currently inactive.

                                  SIGNATURE

          In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                         By /s/ ANDREW L. SIMON
                            -------------------------------------
                             Andrew L. Simon
                             President, Chief Executive Officer and Treasurer


Date:     September 14, 1998