Form 10KSB
period 1998-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1999-01-20
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-KSB
(Mark One)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the fiscal year ended October 31, 1998
   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from ________ to ________
   Commission file number   0-20303
                            -------

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                -------------------------------------------
              (Name of small business issuer in its charter)

             Delaware                              13-2846796
             --------                              ----------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)


   4 Hardscrabble Heights, P.O. Box 382, Brewster, NY        10509
   --------------------------------------------------        -----
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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $6,317,114 for the fiscal year ended October 31, 1998.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,038,147 as of January 12, 1999. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

            (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                    DURING THE PAST FIVE YEARS)
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.
Yes          No

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1998, 8,567,222 shares of Common Stock, par value $.0001 per share.

               DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). None.
                     -----

     Transitional Small Business Disclosure Format (check one):
Yes         No    X

                                PART I

ITEM 1.      DESCRIPTION OF BUSINESS

OVERVIEW

          Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") serves the education market with assessment and instructional products, and as of November 1998, in the post-secondary proprietary school market. Prior to new executive management in 1994, the Company's primary business was reading assessment through the publishing and sale of its proprietary tests and related assessment tools. Since 1994, the Company's current management has implemented a strategy to broaden the Company's services in the education market. In the Company's 1997 and 1998 fiscal years and through the beginning of fiscal 1999, the Company completed four acquisitions in three core segments of the education market: assessment, instruction and delivery. TASA revenues increased from $2.5 million in 1996 to $6.3 million in 1998, and on a pro forma basis, to over $11.0
                               ---------
million with the acquisition of the Mildred Elley post-secondary proprietary schools in November 1998.

          The need to develop fundamental language arts skills has long been recognized as essential to a student's progress and success throughout school and life. The Company's instructional and assessment products relate directly to the teaching and measurement of progress of language arts skills. The Company's language arts instructional products for grades K-4 provide students with consumable workbook series designed to strengthen skills. The Company's other products for the K-4 instructional market include consumable workbooks for the development of other important skills, e.g., penmanship and the teaching of English, particularly English as a Second Language ("ESL"). The Company's Degrees of Reading Power(R) ("DRP") test and related products for the assessment of reading comprehension allow a school, district or other entity to assess an individual's reading ability. These tests provide the unique benefit of allowing an individual's reading development to be tracked over time and are often used to audit a school's success in the teaching of reading. The third market served, educational delivery, positions the Company to participate in the significant growth occurring in post-secondary education. The Company recently acquired the Mildred Elley School, Inc. ("Mildred Elley"), a New York State accredited, degree-granting school that provides post-secondary students with a broad-based curriculum in business, health, travel, and paralegal training. Mildred Elley's principal campus is located in Latham, New York, with an additional branch in Pittsfield, Massachusetts.

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


ASSESSMENT PRODUCTS AND RELATED SERVICES

          TASA designs, develops, calibrates, publishes, markets, and sells educational reading assessment tests to elementary and secondary schools, colleges, and universities throughout the United States and Canada. The Company's reading comprehension tests are based on its internally developed assessment methodology called DRP. The DRP testing program is published in three distinct versions: Primary, Standard, and Advanced. The Company's products measure an individual student's reading ability in a non-culturally biased manner and allow tracking of an individual's reading development over time.

          DRP TESTS. Management believes that DRP tests are widely recognized as being advanced state-of-the-art in educational assessment. Based on descriptions contained in Tests
                                                            -----
in Print published by the Buros Institute of Mental Measurements
--------
(which endeavors to cover all tests published in the United States), it is management's belief that:

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

          Consequently, the DRP tests are especially useful in accountability assessments of a school's teaching performance and in measuring an individual's reading level. As a result, management believes that DRP tests are widely recognized as being state of the art in educational assessment.

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

          DRP tests consist of nonfiction paragraphs and/or passages on a variety of topics, each written, edited, and calibrated by the Company. The individual test passages are stored in the Company's "Test Passage Bank", and each test is created by selecting the appropriate test passages from the Test Passage Bank to satisfy the criteria set for a particular test. Within these paragraphs and passages, words have been deleted and the student is asked to select the correct word for each deletion in text from a set of multiple-choice options. Each passage undergoes a two-year process of development and calibration and has an estimated useful life of 11 years; a passage is introduced initially in a "secure" form of test after which it is available in "shelf" form in the Company's test catalogs and then in practice tests. Management believes that approximately four million DRP tests, for which the Company is the sole source proprietor and publisher, were administered in 1998 in states, school districts, and college and university testing programs.

          The Company invested approximately $66,600, $214,000 and $226,000 in the fiscal years ended October 31, 1998 ("Fiscal 1998"), 1997 ("Fiscal 1997") and 1996 ("Fiscal 1996")
respectively, to develop new DRP test passages for its Test Passage Bank. Management anticipates the amount spent annually to develop and calibrate new DRP test passages will continue to decline (see "Types of DRP Tests-Contract Income").

          TYPES OF DRP TESTS. Specially prepared "secure" forms of the Company's DRP tests are licensed for one-time or limited use by states (reported as "Contract Income") while other "shelf" forms listed in the Company's catalogs are licensed for an indefinite period of time to school districts throughout the United States and Canada (reported as "Catalog Income"). Secure test forms are composed of text and test items that have never before been administered and are typically used in only one test administration as a secure test. The Company provides secure tests annually for administration in certain grades by the states of Connecticut, New York, and Virginia.

          Contract Income.  DRP tests are one component of the
          ----------------
Connecticut Mastery Testing Program in grades 4, 6 and 8. In New York State, DRP tests constitute the reading component of the Regents Competency Testing program (RCT) and Pupil Evaluation Program (PEP). Students who entered high school in New York before the 1997 school year must obtain a certain score on the RCT to be awarded a local high school diploma. In Virginia, DRP tests have been part of the Literacy Passport Testing Program in grade 6. In each of these instances, DRP tests serve as an indicator of whether valued educational outcomes have been achieved (referred to as "accountability assessments").

          Several changes in the Company's state contract
business occurred in Fiscal 1998.   During the third quarter of
Fiscal 1998, Virginia notified the Company that its Literacy Passport Test program, which includes DRP tests, is being phased out over the next 6 years. New York also notified the Company that its RCT and PEP testing programs, which include DRP tests, are being phased out. As a result, Virginia contract revenues during the fourth quarter of Fiscal 1998 were, and New York contract revenues for the first quarter of the fiscal year ending October 31, 1999 ("Fiscal 1999") will be, less than revenues for the comparable periods in prior years. The actual dollar amounts of Virginia and New York contract revenues for Fiscal 1999 are uncertain at this time. Connecticut, however, notified the Company that its Mastery Testing Program will continue to include DRP tests for the next five years, and a multiple-year contract has been executed.

          Generally, statewide programs are a highly competitive market, and many of the Company's competitors that market more "traditional" tests have substantially larger budgets for state level sales, marketing, and lobbying. Management has instituted several programs to increase exposure for the DRP test, including presentations at professional conferences and representation by independent educational consultants. Management expects that these approaches should provide increased opportunities for contract sales.

          As a result of the Company's efforts to diversify and to increase internal growth, contract income as a percentage of total revenues has been steadily declining over the past few years. Out of total revenues, contract income was 49% in the fiscal year ended October 31, 1994 ("Fiscal 1994"); 41% in the fiscal year ended October 31, 1995 ("Fiscal 1995"); 35% in Fiscal 1996; 17% in Fiscal 1997; and 11% in Fiscal 1998. Management anticipates that contract income will account for less than 7% of total revenues in Fiscal 1999. Management anticipates that the decline in the actual dollar amount of contract income in Fiscal 1999 will be more than offset by a continued increase in DRP catalog sales, internal growth of two of the Company's wholly-owned subsidiaries, Beck Evaluation and Testing Associates, Inc. ("BETA") and Modern Learning Press, Inc. ("MLP"), and the inclusion of revenues in Fiscal 1999 (versus none in Fiscal 1998) of the Mildred Elley schools. The Company is now more diversified and much less dependent on any single contractual customer.

          Catalog Income.  DRP tests have been adopted by a wide
          ---------------
variety of educational institutions and agencies including state departments of education, colleges and universities, schools and school districts. While the desire to improve the quality of instruction in reading may be the ultimate reason DRP tests are administered in educational settings, other reasons play an important part. DRP tests are used in education to determine eligibility for graduation, to allocate resources to districts, to document school accountability, to set and maintain promotion standards, to place students into adult basic education and GED (General Equivalency Diploma) programs of study and to evaluate student progress in adult reading programs.

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

          Revenues from catalog sales of DRP tests have increased significantly in each of the past several years. In Fiscal 1998, catalog sales were $2,740,506, an increase of $698,463, or 34.2%, over catalog sales in Fiscal 1997, which were $2,042,043. Management attributes these increases to the recognition of DRP tests as state of the art as well as the addition of independent sales representatives in key geographical regions of the country.


OTHER ASSESSMENT PRODUCTS AND RELATED SERVICES

          TextSense(TM) SUMMARY WRITING.  In Fiscal 1997, the Company
          ------------------------------
launched its new TextSense(TM) SUMMARY WRITING program ("TextSense"). The unique characteristics of summary writing have led to its acceptance as an educational outcome, a status that is reflected in its prominence as a benchmark task in the Language Arts standards of a number of states. TextSense uses instruction and assessment in summary writing to promote better reading, better writing, and better thinking about text. The TextSense SUMMARY WRITING program complements DRP technology and, with its emphasis on both instruction and assessment in summary writing, adds another dimension to the Company's educational assessment product offerings. The revenues derived in Fiscal 1998 from TextSense were not material. While the Company currently intends to devote increased resources to marketing TextSense, there can be no assurance that TextSense will become a significant contributor to the Company's revenues.

          THE MACULAITIS TEST. In early 1997, TASA acquired the
          --------------------
Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive English language assessment and evaluation program. It is intended for use in ESL, Bilingual Education and Limited English Proficiency ("LEP") programs. The Company has completed a series of revisions aimed at improving the overall ease of use and marketability of the test.
Management believes that these revisions have given the Maculaitis Test wider appeal. However, the Company plans to make more substantive revisions that management believes are necessary to further enhance the test's marketability.

          The Maculaitis Test is currently mandated for use in the State of New Jersey, which uses the scores on the test to set entry criteria and graduation requirements. Current sales of the Maculaitis Test are primarily concentrated in New Jersey, although some sales are attributable to a number of other states. The Company believes that the adoption of the Maculaitis Test by the State of New Jersey can be leveraged to promote more widespread acceptance within states with large ESL populations. Moreover, BETA was awarded an initial contract by the State of Texas to design a LEP test annually. Management believes that both the Maculaitis Test and the BETA contract will place the Company in a unique position that should strengthen its future growth in the LEP/ESL assessment field.

          TEST SCORING AND RELATED REPORTING SERVICES. The Company provides scanning, scoring, and reporting services for DRP tests to schools and districts. Company-copyrighted test answer sheets or licensed answer sheets are required for the administration of all of the Company's tests. Answer marks on these sheets are interpreted by scanner-computer systems that use Company-proprietary software. Company-copyrighted conversion tables are used to convert the total number of right answers into a DRP score that indicates how well a student can comprehend text of a given difficulty (readability). These DRP scores can be interpreted normatively (i.e., in terms of national percentile norms that indicate a student's percentile rank in relation to students nationally in his or her grade) using the Company's proprietary data. All District, School and Class Level Reports of DRP test results are copyrighted by the Company, as are various Parent and Individual Reports that may be ordered by school systems for inclusion in permanent records. Third-party firms, as well as state agencies that provide scanning and scoring services to schools, may also be licensed to score the Company's tests.

          SOFTWARE PRODUCTS. The Company designs and markets computer software products that are sold as instructional aids or analytical tools for reading development. Among the products are MicRA-->DRP II, which allows the user to estimate the DRP difficulty rating of instructional materials, and DRP-->EZ Converter(R), which permits those who score DRP tests by hand to easily convert raw scores to criterion-referenced DRP scores and DRP norms.

          In 1996, the Company introduced DRP-->BOOKLINK(R) and Browzer-->BOOKLINK(R), which allow teachers to find appropriate books for each student based upon interest categories and reading ability. Browzer-->BOOKLINK was the winner of a 1997 Educational Press Award.

BETA

          BETA provides consulting services to states, schools and textbook publishers. Since its acquisition by TASA in January 1997, BETA has concentrated on increasing its test assessment and design services to states.

          During Fiscal 1998, BETA successfully increased its test design and psychometric services to now include six state customers: Delaware, Michigan, Minnesota, Rhode Island, Texas, and Virginia. For its clients, BETA sets initial test standards and then designs, writes, edits, validates, and evaluates tests to meet specific testing goals. In its latest contract, a five-year subcontract from its bid with National Computer Systems ("NCS") for the Texas Education Agency, BETA will develop English reading proficiency tests annually for the LEP students in grades 3 through high school. Currently, TASA can offer LEP assessment tests either from its catalog with the Maculaitis Test or by a custom-designed test from BETA. Increasing demand for LEP tests comes from the growing emphasis on ensuring that all students educated in the United States have proficiency in English.

          BETA's custom assessment services to states are provided either directly or indirectly, typically through two of the largest commercial contractors in the contract/customized assessment markets, NCS and Harcourt Brace. The business strategy of BETA is to provide these specialized services for the major state contracts as a subcontractor, primarily for assessment or psychometric services and actual test design and development. The prime contractor provides for all the printing, logistics, warehousing, scoring and reporting services necessary to complete state contracts.

          The Company reports income from BETA's operations as Consulting income.

INSTRUCTIONAL PRODUCTS

          Through MLP, the Company designs, publishes and distributes affordable "consumable" student workbooks for grades K-4, and creates and publishes books and pamphlets for elementary school teachers and parents. The elementary instructional workbook series currently offered by MLP ranges from the teaching of phonics, penmanship, ESL, and reading comprehension to vocabulary development. The affordable pricing of the consumable series positions MLP to take advantage of the growing pressure for cost-effective purchasing by school districts. Thus, MLP's growing line of affordable "consumable" workbooks or learning books for students in grades K-4 allows schools to purchase high-quality workbooks at a significantly decreased acquisition cost per pupil.

          MLP was organized by TASA in May 1997 to acquire substantially all of the operating assets of Programs for Education, Inc. The market served by MLP consists of an estimated 16 million total students in grades K-4, establishing an approximate market size of $30-$35 million for each workbook series. Moreover, teachers generally make the purchase decision in these grades as opposed to schools boards or agencies, which characterize the purchasing decisions in higher grades. To complement its workbook series, MLP also creates and publishes a collection of books and pamphlets for elementary school teachers and parents. In conjunction with Yale University's Gesell Institute, MLP has also published a line of books of the Gesell child development scales for many years that management believes are considered the best predictor of a young child's readiness to start kindergarten.

          MLP offers a large library of books and pamphlets that help elementary schools achieve their teacher and parent information objectives. MLP's expanding series of titles for teachers provide affordable quality books on professional subjects written by recognized educational experts. Its pamphlet series, generally purchased by schools for distribution to parents, provides guidance to parents on topical issues.

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

          MLP reaches its target market, primarily teachers, by direct mail, consisting of both catalogs as well as timely promotional and informational pieces. Management believes that MLP can continue to increase the effectiveness of its direct mail program. Because of the highly leveraged cost structure of MLP's products, a small increment of market penetration could significantly increase profitability.

          The Company reports MLP's revenues as Catalog Sales - MLP.

EDUCATIONAL DELIVERY

          In early Fiscal 1998, the Company decided that the post-secondary proprietary school market was an area in which it wanted to compete due to attractive characteristics including a large growing market, countercyclical growth trends, and attractive levels of profitability.

          In November 1998, the Company, through MESI Acquisition Corp. ("MESI"), a wholly-owned subsidiary of TASA Educational Services Corporation ("TESC"), which is a wholly-owned subsidiary of the Company, purchased substantially all of the assets of Mildred Elley, as the platform for the Company's entrance into the post-secondary school market. Mildred Elley is a two-year, New York State degree-granting institution and has been in operation for over 80 years. Mildred Elley's principal campus is located in Latham, New York, with an additional branch in Pittsfield, Massachusetts. The Mildred Elley schools offer programs in business, paralegal, travel and health fields, and are well-respected in the communities they serve. Because the acquisition of Mildred Elley occurred after the end of Fiscal 1998, no revenues from Mildred Elley are included in the Company's financial statements for Fiscal 1998.

MARKETING

          The Company markets its assessment products and services as follows:

          (a)     Sales of secure tests to large-scale users
   (such as state education departments) are conducted directly by the Company's staff. This includes making presentations and negotiating contracts and license agreements.

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

          The Company sells its assessment products on a contract or purchase order basis in accordance with a published price list. Depending upon the contract or the purchase order, the Company sells its products on a net 30-day or other contractual terms. The Company does not offer extended credit terms to its customers. Historically, bad debts have not been material.

          The Company markets its instructional products almost exclusively through direct mail programs. It is currently testing the concept of selling such products through its independent sales representatives. At the present time, however, the Company is unable to quantify the results of such approach.

          With the acquisition of post-secondary schools, the Company will, for the first time, market to the ultimate consumer of such services. Currently, Mildred Elley advertises through the print media, television and radio, and the Company anticipates that it will continue to use such media in the future.

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

          ASSESSMENT. The Company is subject to competition from various sources. The Company's principal competition comes from established for-profit and non-profit companies in the testing business and testing departments within certain states and school districts, all of which are considerably larger and have greater financial and human resources and marketing capabilities. Competition may also come from education publishers who include reading comprehension tests with their instructional materials and companies that distribute reading motivation programs.

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

          There are a number of for-profit and non-profit organizations that provide test design, production and consulting services to states under contract. For example, Advanced Systems in Measurement and Evaluation, Inc., Dover, New Hampshire;
National Evaluation Systems (NES), Amherst, Massachusetts; and National Computer Systems (NCS), Iowa City, Iowa; are among the for-profit firms that supply test development, printing, distribution, and scoring services to individual states under contract. Among the non-profit organizations, ACT and ETS have conducted such contract work for states and ETS is the current contractor for the National Assessment of Educational Progress. By enabling states to have tests developed and administered to their own specifications, these for-profit and non-profit organizations compete indirectly with the Company's assessment division. In terms of size alone, these firms have greater marketing capability and resources than does the Company.

          The Maculaitis Test exists in a competitive market; however, several of the non-profit and for-profit testing companies do not have a product that is in direct competition with the test. The major source of direct competition is a set of products published by CTB/McGraw-Hill known as the Language Assessment System series (the LAS-O, the LAS-R and the LAS-W), and the Language Assessment Battery (the LAB) which is a test that was developed by the New York City Board of Education. Each of these test series is designed to assess a student's current level of knowledge of the English language and is administered in English. A number of other test series produced by other for-profit publishers, such as Harcourt Brace and Riverside, are designed exclusively for the Spanish language market and are administered primarily in Spanish.

          INSTRUCTIONAL MATERIALS. The elementary school market for the consumable books published by MLP is both huge and highly competitive, with every major publisher and numerous smaller publishers providing material. MLP's disadvantage is that its marketing resources are significantly smaller than those of the major publishers. MLP's advantage is that, with its smaller corporate structure, decisions can be made rapidly so that new products can be available in a fraction of the time required by the major publishers. MLP's other competitive advantage is a much lower selling price than other consumable books. MLP has developed a unique position through direct mail sale.

          EDUCATIONAL DELIVERY. The post-secondary education market is highly competitive. The Mildred Elley schools compete for students and faculty with public and private two-year and four-year colleges as well as other proprietary schools. The available student pool for the Mildred Elley schools is from a limited geographic area. Many of the colleges and other proprietary post-secondary schools in such area have greater resources than are currently available to the Mildred Elley schools. Some of these schools offer programs similar to those of the Mildred Elley schools and some offer programs not currently available at the Mildred Elley schools. While there can be no assurances, the Company believes that the Mildred Elley schools will be able to compete successfully in these markets because of the quality of its faculty, education programs and job placement.

EMPLOYEES

          As of October 31, 1998, the Company employed 32 full-time employees and 10 part-time employees or independent consultants, of whom 7 are engaged in research and/or test development, 14 are in operations, 6 are in executive capacities and 15 are in marketing. With the acquisition of the Mildred Elley schools in November 1998, the Company now has an additional 54 full-time employees and 46 part-time employees.


GOVERNMENT REGULATIONS

          ASSESSMENT AND INSTRUCTIONAL MATERIALS. The degree of government regulations to be imposed upon the Company in the assessment and instructional materials fields is uncertain at this time. Under Title I of the 1994 Improving America's Schools Act (IASA), schools that serve large numbers of children from low-income families receive financial assistance from the Federal government to expand and improve their educational programs to meet the needs of educationally deprived students. Title I regulations include a requirement that schools receiving Title I funds must evaluate student growth or progress in reading. It is management's belief that State Education Authorities (SEAs) find DRP test results to be in accord with the regulations for Title
I, as DRP tests are used by schools to evaluate Federally-supported Title I programs.

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

          EDUCATIONAL DELIVERY. The post-secondary proprietary school industry is highly regulated with respect to accreditation and government funding issues. The Company acquired Mildred Elley through MESI, a wholly-owned subsidiary of TESC, in November 1998. As a result of the change in ownership of Mildred Elley, the Mildred Elley schools are required, under applicable regulation, to apply to the accrediting agency, the U.S. Department of Education (the "DOE"), and the applicable state departments of education for approval to operate under its new owners. Such applications are currently pending and, while such applications are pending, the regulations allow the Mildred Elley schools to continue operating. The Company anticipates a response from these agencies by the spring of 1999. The Company expects, but there can be no assurances, that the Mildred Elley schools will receive the necessary approvals to continue operating.

          Students attending Mildred Elley schools finance their education through a combination of individual resources and government sponsored financial aid in the form of loans and grants. The Company estimates that over 70% of students currently enrolled at the Mildred Elley schools receive some form of government-sponsored assistance. Currently, students may receive tuition funds under Federal loan and New York State grant programs, as well from loans funded by Mildred Elley.

          The Federal government provides a substantial part of its support for post-secondary education in the form of grants and loans to students attending an institution certified as eligible by the DOE. The Higher Education Act of 1965, as amended (the "HEA"), and the regulations promulgated by the DOE thereunder subject the Mildred Elley schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various Federal student financial assistance programs under Title IV of the HEA. Included among these standards are the following: (i) the institution must maintain a rate of default by its students on federally guaranteed or funded student loans that is below a certain rate; (ii) the proportion of an institution's revenue that may be derived from Title IV programs is limited; (iii) the institution must adhere to certain financial responsibility and administrative capability standards; (iv) the institution must adhere to certain change in ownership restrictions; and (v) the institution must achieve certain standards in program completion and placement.

          Due to prior default rates on student loans, Mildred Elley students do not currently qualify for loans under Title IV, though the Company currently anticipates that in the spring or fall of 2000, the Mildred Elley schools will be requalified for the Title IV program. There can be no assurance that the Mildred Elley schools will requalify for the Title IV program at that or any other time. To the extent that Mildred Elley schools qualify for the Federal student loan programs, the schools will be more attractive to potential students and will not have to provide funding for tuition loans. If the Mildred Elley schools are unable to qualify for student loan programs or if the Federal or state grant programs are limited or withdrawn, Mildred Elley will have to provide its own funding for tuition loans. The Company is not currently aware of any facts indicating that such programs may be cut, but there can be no assurances that the loan programs will be available to the Mildred Elley schools indefinitely.

PATENTS, COPYRIGHTS, TRADEMARKS, TRADE SECRETS AND ROYALTIES

          As of October 31, 1998, the United States Copyright Office has issued 66 copyrights to TASA for shelf-secure test booklets, annually secure test booklets, reports and manuals and 12 copyrights to MLP for its various publications. The Company regularly asserts copyrights to all of its test and instructional materials.

          The following are registered trademarks and/or service marks of the Company: TASA, the TASA logo, Booklore, Browzer, Browzer-->BOOKLINK, DLP, DRP, DRP-->BOOKLINK, DRP-->EZ Converter, DRP Program, DWM, Degrees of Literacy Power, Degrees of Reading Power, Degrees of Word Meaning, MicRA-->DRP, Traveling Classroom Library, TCL, TextSense, BookMatch (pending), BookMatch designs (pending), DRP Linking Text to Ability design (pending), TASA Literacy (pending), The Measures of a Literate World (pending), and The Readability Standard (pending). Additionally, Change-A-Print Frame is a registered trademark of MLP.

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

          When MESI acquired substantially all of the assets of Mildred Elley, it also acquired the names of Mildred Elley, including "Mildred Elley School, Inc.", "Mildred Elley Business School" and all variations and derivatives thereof.

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


          Mildred Elley's principal campus is located in Latham, New York (near Albany), with an additional branch in Pittsfield, Massachusetts. Each campus contains teaching facilities, administrative offices and admissions offices. Mildred Elley leases all of its facilities. The leases have remaining terms ranging from 1 to 10 years. The Company monitors facility capability in light of current utilization and projected enrollment growth. The Company believes that the facilities occupied by the Mildred Elley schools now can accommodate expected near-term growth.

          The Company expends its resources for capital improvements as necessary.


ITEM 3.    LEGAL PROCEEDINGS

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                             PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) The Company's common stock, par value $.0001 per share (the "Common Stock") is traded in the NASDAQ small-capitalization over-the-counter market ("Nasdaq") under the symbol TASA. As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low closing prices for each fiscal quarter in the two fiscal years ended October 31, 1997 and October 31, 1998 were as follows:


                    Common Stock Prices
                    -------------------


       Fiscal Quarter:      High        Low


       1st Qtr 97           1.00       0.375
       2nd Qtr 97           1.00       0.438
       3rd Qtr 97           0.75       0.344
       4th Qtr 97           1.00       0.281


       1st Qtr 98           1.34       0.625
       2nd Qtr 98           1.75       0.625
       3rd Qtr 98           1.34       0.781
       4th Qtr 98           1.00       0.56


          During the first quarter of Fiscal 1999 (through
January 12, 1999), the Company's Common Stock had a high price of $0.875 and a low of $0.438. The Company has filed preliminary proxy materials seeking stockholder approval for a 1 for 4 reverse stock split, which proposal will be submitted to stockholders at its next annual meeting in March 1999.

          These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          As of January 15, 1999, there were 84 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds approximately 1,500 in number. The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

          The Company financed the acquisition of Mildred Elley through the issuance, in October 1998, of debentures, with warrants attached, pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") with Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (collectively,
the "Cahill, Warnock Entities").   Pursuant to the Securities
Purchase Agreement, the Company: (i) issued and sold to the Cahill, Warnock Entities 8% Debentures due 2003 (the
"Debentures"), dated October 28, 1998 (the "Purchase Closing Date"), in the aggregate principal amount of $4,000,000, (ii) issued and sold to the Cahill, Warnock Entities, as additional consideration for purchasing the Debentures, warrants (the "Warrants"), dated the Purchase Closing Date, to acquire
2,760,918 shares of the Company's Common Stock, which, on the Purchase Closing Date, constituted 20% of the Company's issued and outstanding common stock on a fully diluted basis, after giving effect to the transactions contemplated in the Securities Purchase Agreement and (iii) authorized the issuance and sale in the future to the Cahill, Warnock Entities of additional shares of the Company's Common Stock upon the Company's exercise of a put option, the principal terms of which are summarized in the next paragraph.

          Of the Warrants issued, 80% are immediately exercisable, and 20% will become exercisable 18 months after the Purchase Closing Date if the Company has not repaid the Debentures in full by such date or upon the occurrence of an Event of Default (as defined in the Securities Purchase Agreement). The exercise price of the Warrants is $0.35 per share of Common Stock, subject to certain antidilution adjustments set forth in the Warrants. The Securities Purchase Agreement provides that for a period of one hundred thirty-five (135) days after the first anniversary date of the Purchase Closing Date, the Company can sell (put) to the Cahill, Warnock Entities $2,000,000 of its Common Stock at a price per share equal to the greater of $1 or a 20% discount from the preceding 30-day average closing price of the Common Stock as reported on Nasdaq. Requirements for the Company to exercise this put include achieving the Fiscal 1999 projection set forth in the operating budget delivered to the Cahill, Warnock Entities by the Company within 30 days of the closing of the acquisition of Mildred Elley.

          The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in effecting the transactions underlying the Securities Purchase Agreement, as the Company believes each of the Cahill, Warnock Entities to be sophisticated investors and there was no general solicitation or advertising. Pursuant to a Registration Rights Agreement executed simultaneously with the Securities Purchase Agreement (the "Registration Rights Agreement") between the Company and the Cahill, Warnock Entities, the Company has agreed to register with the Securities and Exchange Commission (the "SEC") the shares of Common Stock underlying the Warrants.

          Pursuant to an Investor Rights Agreement executed simultaneously with the Securities Purchase Agreement (the "Investor Rights Agreement") between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the Warrants (or if the Warrants have been exercised, the shares issuable pursuant thereto), the Cahill, Warnock Entities shall have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Joseph A. Fernandez are the current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities. In addition, for a period of 29 months from the Purchase Closing Date, at each meeting of stockholders for the purpose of electing directors, the Cahill, Warnock Entities have agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

          As of August 19, 1997, the Company entered into consulting agreements with (i) Comprehensive Capital Corporation, Theodore P. Allocca, Theodore Allocca and Steven Kevorkian (collectively, the "Comprehensive Group"), and (ii) Barry M. Goldstein ("Goldstein"). Pursuant to such consulting agreements, the Comprehensive Group and Goldstein each agreed to perform financial consulting and investor relations services for the Company for a term of one year in exchange for 50,000 shares of the Company's Common Stock and warrants to purchase up to 125,000 shares of Common Stock at a purchase price equal to the fair market value of the Common Stock on August 19, 1997, or $0.469, which warrants (the "August 1997 Warrants") will remain exercisable for a period of five years. The Company intends to register the shares of Common Stock, and the shares of Common Stock underlying the August 1997 Warrants, with the SEC.

          The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act, in effecting these transactions, as the Company believes each of the Comprehensive Group and Goldstein to be sophisticated investors and there was no general solicitation or advertising.

          On November 27, 1998, in accordance with the Securities Purchase Agreement, the Company redeemed all of the outstanding shares of its Series A Preferred Stock for a nominal aggregate redemption price. Until the shares were redeemed, there were 1,500 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock had been entitled to cast 3,000 votes per share on any matter brought before the stockholders of the Company. No shares of Series A Preferred Stock are currently outstanding.

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

COMPANY BACKGROUND

          For over twenty years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since 1994, new management has implemented a strategy to broaden the Company's services in the education market. As a result, the Company has completed four acquisitions since the beginning of Fiscal 1997 and now serves three educational markets: (1) educational assessment and evaluation, (2) educational instruction, and (3) educational delivery. TASA revenues in Fiscal 1996 were $2.5 million and have increased by acquisition and internal growth to $6.3 million in Fiscal 1998, and on a pro forma basis to over $11.0 million with the acquisition of
---------
Mildred Elley in November 1998.

          Until Fiscal 1997, the Company's revenues derived from the publishing and distribution of its proprietary line of reading tests. In Fiscal 1997, the Company acquired BETA. In that same fiscal year, the Company established MLP, which purchased substantially all of the assets of Programs for Education, Inc., the Company's initial entrance into educational instruction. For this market, MLP designs, publishes and distributes four affordable "consumable" student workbook series targeting the 15 million students in grades K-4, as well as creates and publishes books and pamphlets for elementary school teachers and parents. Also in Fiscal 1997, the Company purchased the Maculaitis Test series. In Fiscal 1998, the Company formed TESC, a subsidiary charged with operating and acquiring post-secondary schools for education delivery, which, through MESI, completed its first acquisition in November 1998 of the 750-student Mildred Elley schools.

          The following table sets forth the components of the Company's revenues, and their annual percentage change, for Fiscal 1998, 1997 and 1996:


          TASA Revenues Breakdown (in thousands of dollars) and % of Year-To-Year Change



                       -----------------------------------------------------------------------
     Fiscal Year            1996-98         1998                  1997                1996
                       -----------------------------------------------------------------------
                                %                  %                     %                 %
                             Change      $      Change        $       Change       $    Change
                       -----------------------------------------------------------------------

DRP Test Sales - Total        35%     3,414.2    20%       2,838.9       13%    2,519.9    9%
  Contract Sales             -23%       673.7   -15%         796.9       -9%      875.6   -8%
  Catalog Sales               67%     2,740.5    34%       2,042.0       24%    1,644.3   21%
BETA Consulting               N/A       709.0   147%/(1)     287.4/(1)   N/A        N/A   N/A
MLP Catalog Sales             N/A     2,193.9    50%/(2)   1,461.4/(2)   N/A        N/A   N/A
                       -----------------------------------------------------------------------
Total Revenues               151%     6,317.1    38%       4,587.6       82%    2,519.9    9%


(1)    BETA results in Fiscal 1997 were for the ten months since its acquisition.

(2)    MLP results in Fiscal 1997 were for the five months since its acquisition.


          The following are selected ratios as a percent of revenues based on the Company's financial statements:

                                          Fiscal Year
    ------------------------------------------------------------
                                   1998       1997       1996
                                   ----------------------------


    Revenues                       100%       100%       100%

      Gross Profit Margins          69%        66%        72%

    Operating Expenses
      Selling Expenses              25%        25%        28%
      General & Administrative      41%        35%        37%
      Bad Debt Expense             ----         9%       ----
      Bad Debt Recovery             (3%)      ----       ----
      Impairment of Goodwill       ----        44%       ----
      Product Development          ----       ----         2%
                                   ----------------------------
    Income (Loss) from Operations    6%       (47%)        4%
      Net Interest Inc. (Exp.)      (3%)      ( 1%)        4%
                                   ----------------------------
    Pre Tax Income (Loss)            3%       (48%)        8%
    Net Income                       2%       (30%)        8%
                                   ============================


FISCAL 1998 AS COMPARED TO FISCAL 1997

          REVENUES.  For Fiscal 1998, revenues were $6,317,114,
          ---------
increasing 38%, or $1,729,481, over $4,587,633 for Fiscal 1997.
Of the $1,729,481 increase, 33%, or $575,312, is attributable to a 20% net internal growth of the Company's traditional DRP test business. The balance of the year's increase, $1,154,169, is attributable to revenue increases of the two businesses acquired during Fiscal 1997, BETA and MLP. MLP accounted for $732,502, or 63%, of the non-DRP Fiscal 1998 revenue increase while BETA accounted for $421,667, or 37%, of such Fiscal 1998 non-DRP revenue gain. Since Fiscal 1996, the Company's revenues have increased $3,797,206, or 151%, of which internal growth accounted for approximately 24% of this increase and acquisitions effected in Fiscal 1997 accounted for the remaining 76%.

          The Company's traditional DRP reading assessment business is accounted for as Contract income and Catalog sales. Overall, total DRP test sales were up in Fiscal 1998 due to the success enjoyed by the largest segment, Catalog sales. The Company's Contract sales to states (New York, Virginia, and Connecticut) of specially prepared "secure" forms of the Company's DRP tests and licensed for one-time or limited use by states have decreased during the past several years. Contract sales in Fiscal 1998 of $673,707 were down 15% from Fiscal 1997 and this decrease reflects changes in the Company's contract business. Virginia notified the Company that its Literacy Passport Test program, which includes DRP tests, is being phased out over the next 6 years while New York notified the Company that its RCT and PEP testing programs, which include DRP tests, are being phased out. As a result, Virginia contract revenues during the fourth quarter of Fiscal 1998 were less and New York contract revenues for the first quarter of Fiscal 1999 should be less than in the prior years. The actual dollar amount of Virginia and New York contract revenues for Fiscal 1999 is uncertain at this time. Connecticut, however, notified the Company that its Mastery Testing Program will continue to include DRP tests for the next five years, and a multiple-year contract has been executed.

          The Company's largest overall sales component, Catalog sales of its DRP tests, continues to enjoy annual increases in sales at increasing annual rates. In Fiscal 1998, Catalog sales were up 34% over Fiscal 1997, which was up from the increases of 24% and 21% respectively for Fiscal 1997 and 1996. Management attributes these increasing sales gains to recently established direct sales representatives in the U.S. and to increased recognition by schools of the uniqueness and value of the DRP test.

          Sales of MLP in Fiscal 1998 increased 50%, or $732,502, to $2,193,879 over $1,461,377 reported for Fiscal 1997. MLP results in Fiscal 1997 were for the five months since its acquisition. On a full year-to-year basis, management believes the increase is actually approximately 10%. In Fiscal 1998, several new "consumable" workbook series were introduced and these new series should provide MLP with an increased base of sales for Fiscal 1999.

          BETA sales increased 147%, or $421,667, to $709,022 in Fiscal 1998 from $287,355 in Fiscal 1997. The increase reflects primarily awards to BETA during Fiscal 1998 of larger subcontracts for state test design from the large test publishers. BETA's year-end backlog of contract work is up substantially over the prior year and should provide a base for its growth in Fiscal 1999.

          COST OF GOODS SOLD.  Cost of goods sold in Fiscal 1998
          -------------------
increased 23% from Fiscal 1997 ($1,935,104 in Fiscal 1998 versus $1,578,749 in Fiscal 1997). Cost of goods sold represented 31% of revenues in Fiscal 1998 versus 34% of revenues in Fiscal 1997.

          GROSS PROFIT.  A 38% increase in revenues, particularly
          -------------
in the Company's higher gross margin businesses, DRP and MLP, resulted in gross profit margins increasing to 69% in Fiscal 1998 from 66% in Fiscal 1997. Another factor in the Company's increased gross profit margins is that a portion of cost of sales, approximately $367,000 in Fiscal 1998, represents amortization of the Company's DRP Test Passage Bank, and is not sales volume dependent.

          The improvement in the Company's gross profit to $4,382,010 in Fiscal 1998, representing a $1,373,126 increase, or 46%, over gross profit of $3,008,884 in Fiscal 1997, is also attributable to rigorous budgeting and cost control programs instituted by the Company's management several years ago.
Additional royalty costs, a factor in the decline of Fiscal 1997 gross profit margins, reached their annual contractual maximum levels during Fiscal 1998. This allowed for increased sales volumes that were not subject to these royalties. The additional royalty payments will be present for another six years as a portion of the consideration paid for the acquisition of Programs for Education, Inc. by MLP.

          SELLING EXPENSES.   Selling expenses in Fiscal 1998
          -----------------
increased 41%, or $467,858, to $1,596,462 from $1,128,604 in
Fiscal 1997. As a percentage of revenues, selling expenses remained constant at 25% for both fiscal years. A significant positive accomplishment in Fiscal 1998's performance was that a full year of MLP selling costs were offset by MLP sales increases, as compared to Fiscal 1997 when a majority of the MLP annual selling costs had already been incurred prior to its acquisition by the Company.

          GENERAL AND ADMINISTRATIVE.  The Company's general and
          ---------------------------
administrative expenses in Fiscal 1998 increased $1,017,270, or 64%, to $2,619,034 from $1,601,764. As a percent of revenues, general and administrative expenses, including amortization and depreciation, rose in Fiscal 1998 to 41% from 35% in Fiscal 1997. A substantial portion of Fiscal 1998's increase reflected costs associated with positioning the Company for the growth to come from its post secondary schools acquisition program, as well as the fact that in Fiscal 1997 the Company acquired MLP on June 1, 1997 and thus gained 70% of MLP's revenues, but only 42% of MLP's general and administrative expenses for Fiscal 1997.

          BAD DEBT EXPENSE AND RECOVERY. The Company did not have
          ------------------------------
any bad debt expenses in Fiscal 1998. Bad debt expenses in Fiscal 1997 were due to the one-time write-off of a note receivable. Prior to Fiscal 1995, the Company (under previous management) lent $400,000 to HGI, Inc. (formerly The Harriman Group, Inc.) on an unsecured, subordinated note. During Fiscal 1997, HGI, Inc. was declared insolvent and management wrote off the note receivable. The Company instituted legal action for recovery, which was ultimately successful. During the second quarter of Fiscal 1998, management concluded a settlement of the $400,000 note receivable. Settlement terms required payment of $200,000, which was paid to the Company in October 1998.

          IMPAIRMENT OF GOODWILL. In Fiscal 1997, the Company
          -----------------------
took a one-time $2,002,674 charge for impairment of the goodwill arising from the purchase by MLP of substantially all the operating assets of Programs for Education, Inc. The remaining approximately $500,000 of goodwill from the acquisition is being amortized over fifteen years. There was no impairment charge in Fiscal 1998.

          TOTAL OPERATING EXPENSES.  In Fiscal 1998, total
          -------------------------
operating expenses decreased $1,122,546, or 22%, to $4,015,496 from $5,138,042. The decrease is attributable to the absence in Fiscal 1998 of the non-cash charges incurred in Fiscal 1997 (bad debt and impairment of goodwill) and the income in Fiscal 1998 from the bad debt recovery.

          INCOME (LOSS) FROM OPERATIONS.  Income from operations in
          ------------------------------
Fiscal 1998 was $366,514 as compared to a loss in Fiscal 1997 of ($2,129,158).

          EBITDA.  Earnings before interest, taxes, depreciation
          -------
and amortization (EBITDA) rose 21%, or $178,478, in Fiscal 1998 to $1,017,383 from $838,905 in Fiscal 1997. In Fiscal 1998,
EBITDA was 16% of revenues as opposed to 18% in Fiscal 1997.

          OTHER INCOME (EXPENSE).  In Fiscal 1998, the Company
          ------------------------
had a gain of $2,689 on disposal of assets as contrasted with a loss of ($30,539) in Fiscal 1997. Net interest expense (interest income less interest expense) for Fiscal 1998 was $208,996, an increase of $174,913 over the net interest expense of $34,083, for Fiscal 1997. Management believes that the Company's net interest expense will increase in Fiscal 1999 due to increased borrowings for its post secondary schools acquisition program. However, management expects in Fiscal 1999 that the increase of earnings before interest and taxes (EBIT) from acquired post-secondary schools will exceed the incremental borrowing costs for these acquisitions.

          INCOME (LOSS) BEFORE TAXES.   Income before taxes in
          ---------------------------
Fiscal 1998 increased to $160,207 from a loss of ($2,193,780) in Fiscal 1997.

          NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE.
          ------------------------------------------------
Income after taxes was $131,202, or 2.1% of revenues, in Fiscal 1998 as compared to an after tax loss of ($1,363,811), or negative 29.7% of revenues, in Fiscal 1997. In Fiscal 1998, the Company provided for a $29,005 tax obligation as opposed to Fiscal 1997 when its pre-tax loss was reduced by a tax benefit of $829,969.

          The Company reported earnings per share in Fiscal 1998 of $0.02 based on weighted average shares outstanding of 8,508,202. In Fiscal 1997, based on weighted average shares of 8,213,089, its loss per share was ($0.17).

FISCAL 1997 AS COMPARED TO FISCAL 1996

          REVENUES.  In Fiscal 1997, revenues of $4,587,633
          ---------
increased 82%, or $2,067,725, over revenues of $2,519,908 in Fiscal 1996. Of the $2,067,725 increase, 15%, or $318,993, was attributable to a 13% net internal growth of the Company's traditional DRP test business. The balance of $1,748,732, or 85%, of the revenue increase resulted from the inclusion of the two businesses acquired during Fiscal 1997, BETA and MLP, since their respective acquisition dates. MLP accounted for $1,461,377 for five months, or 84% of the Fiscal 1997 revenue increase attributable to new business and BETA accounted for $287,355, or 16%, of such Fiscal 1997 revenue gain.

          COST OF GOODS SOLD.  Cost of goods sold in Fiscal 1997
          -------------------
increased 122% from Fiscal 1996 ($1,578,749 in Fiscal 1997 versus $711,564 in Fiscal 1996). Cost of goods sold represented 34% of revenues in Fiscal 1997 versus 28% of revenues in Fiscal 1996. This increase was due to the change in product mix from acquisitions made over the course of Fiscal 1997.

          GROSS PROFIT. The Company's gross profit margins
          -------------
decreased in Fiscal 1997 as compared to Fiscal 1996, due to the inclusion of two acquisitions that have lower margins than TASA's DRP and other core business. BETA had a 25% gross profit margin and MLP had a 70% gross profit margin, while TASA's core business (without BETA and MLP) had a gross profit margin of 74% (EBITDA format), in Fiscal 1997. As a result, gross profit margins for Fiscal 1997, excluding amortization of the Test Passage Bank (EBITDA format), declined to 72% from 81% in Fiscal 1996. Additional royalty costs, a factor in the decline of the Fiscal 1997 gross profit margins, will be present for seven years as a portion of the consideration paid for the acquisition of Programs for Education, Inc. See "Management's Discussion and Analysis or Plan of Operations --Liquidity and Capital Resources", below. On a reported basis (non-EBITDA), the Company includes amortization of the Test Passage Bank in its reported cost of sales and, thus, the Company's reported gross profit margins are lower.
Management believes that as its DRP test and MLP sales continue to grow, gross profit margins should continue at least at current levels.

          SELLING EXPENSES.  Selling expenses for Fiscal 1997
          -----------------
decreased to 25% of revenues as compared to 28% of revenues in Fiscal 1996 ($1,128,604 in Fiscal 1997 versus $703,214 in Fiscal
1996). A substantial portion of this decline was due to the fact that Fiscal 1997 sales and marketing costs at MLP, which are seasonal, were incurred substantially preceding the date of the acquisition of the assets of Programs for Education, Inc. by MLP.

          GENERAL AND ADMINISTRATIVE EXPENSES.  General and
          ------------------------------------
administrative expenses were 35% of revenues, or $1,601,764, in Fiscal 1997 compared to 37% in Fiscal 1996. Increases were due to the acquisition of BETA and MLP in Fiscal 1997.

          BAD DEBT EXPENSE.  Bad debt expense rose substantially
          -----------------
in Fiscal 1997 due to the one-time write-off of a note receivable. Prior to Fiscal 1995, the Company (under previous management) lent $400,000 to HGI, Inc. (formerly The Harriman Group, Inc.) on an unsecured, subordinated note. During Fiscal 1997, HGI, Inc. was declared insolvent and management wrote-off the note receivable, which equaled 9% of revenues. See " -- Fiscal 1998 as compared to Fiscal 1997 - Bad Debt Expense and Recovery" above. In Fiscal 1996, there was no bad debt expense.

          PRODUCT DEVELOPMENT EXPENSES.  In Fiscal 1996, the
          -----------------------------
Company expended 2% of its revenues ($60,238) for product development expenses related to BookMatch. In late Fiscal 1996, the product achieved feasibility. Therefore, in accordance with generally accepted accounting principles, the Company began capitalizing costs associated with the product until it was launched in December 1997. There are no product development expenses in Fiscal 1997.

          EBITDA.  Earnings before interest, taxes, depreciation
          -------
and amortization in Fiscal 1997 increased 68% to $838,905 from $498,197 in Fiscal 1996.

          IMPAIRMENT OF GOODWILL.  In Fiscal 1997, the Company
          -----------------------
took a one-time $2,002,674 charge for impairment of the goodwill arising from the purchase by MLP of substantially all the assets of Programs for Education, Inc. This one-time charge equaled 44% of the Company's revenues for Fiscal 1997. The remaining $500,000 of goodwill from the acquisition is being amortized over
fifteen years.   There was no impairment of goodwill in Fiscal
1996.

          TOTAL OPERATING EXPENSES. Total operating expenses for
          -------------------------
Fiscal 1997 exclusive of bad debts and impairment of goodwill was $2,730,368, or 60% of revenues, as compared to $1,699,914, or 67%
of revenues, in Fiscal 1996.

          INTEREST EXPENSE.  The Company had net interest expense
          -----------------
(interest income less interest expense) in Fiscal 1997 of $34,083 or 1% of revenues. This compared to net interest income of $102,827 in Fiscal 1996 equaling 4% of revenues.

          NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE.  Before
          ------------------------------------------------
taxes, the losses in Fiscal 1997 equaled a negative (48%) of revenues ($2,193,780), including the write-downs of goodwill and bad debt expense, which aggregated 53% of revenues in Fiscal 1997. Pre-tax
income was 8% in Fiscal 1996 ($211,257 in Fiscal 1996).   The
Company claimed a tax benefit of $829,969 for Fiscal 1997 as
compared to a tax expense of $19,209 for Fiscal 1996.   Resulting
net income (loss) for Fiscal 1997 was ($1,363,811) as compared to a profit of $192,048 in Fiscal 1996.

          The Company reported a loss per share in Fiscal 1997 of ($.17) based on weighted average shares outstanding of 8,213,089. For Fiscal 1996, based upon weighted average shares outstanding of 7,524,539, the Company earned $.03 per share.

LIQUIDITY AND WORKING CAPITAL

          WORKING CAPITAL.  During Fiscal 1998, the Company
          ----------------
continued to increase the total capital employed in the business, as well as to improve its working capital position. At fiscal year-end, working capital was $5,824,816, up from $2,244,488 at the beginning of Fiscal 1998. Its current ratio at Fiscal 1998 year-end was 5.5 to 1. Against this liquidity, the Company agreed to acquire the Mildred Elley schools, which required a $2,000,000 payment from working capital. Reserving for the payment obligation, fiscal year-end working capital would be $3,824,816 with a current ratio of 4.0 to 1. The acquisition closed in November 1998.

          CASH FLOW FROM OPERATING ACTIVITIES. In Fiscal 1998,
          ------------------------------------
cash flow from operating activities increased 40% or $255,456 to $896,759 from $641,303 in Fiscal 1997. Non-cash adjustments in Fiscal 1998 included depreciation and amortization of $650,869 versus $560,389 in Fiscal 1997, and deferred taxes of $54,426 as opposed to $856,943 in Fiscal 1997. Other non-cash adjustments in Fiscal 1997 were $2,407,674 for impairment of goodwill and bad debt expense.

          CASH FLOWS FROM INVESTING ACTIVITIES.  In Fiscal 1998,
          -------------------------------------
the Company's expenditures of cash for investment activities, excluding the purchase and sale of marketable securities totaled $816,033 as opposed to $3,080,059 in Fiscal 1997. The Company decreased its expenditures for its Test Passage Bank by $217,911 in Fiscal 1998 to $230,838 from $448,749 in Fiscal 1997. It also reduced its software development expenditures in Fiscal 1998 by $161,047 to $68,045 versus $229,092 in Fiscal 1997. It did not expend cash in Fiscal 1998 for acquisitions as opposed to spending $2,300,764 in Fiscal 1997. The major spending item increase in Fiscal 1998 was $353,406 for deferred acquisition costs.

          CASH FLOWS FROM FINANCING ACTIVITIES.  In Fiscal 1998,
          -------------------------------------
the Company generated net cash of $3,207,840 from financing activities as opposed to $1,356,250 in Fiscal 1997. Sources of financing in Fiscal 1998 included $99,654 from exercise of warrants and stock options and proceeds of $4,000,000 from the issuance of long term debt. In Fiscal 1997, proceeds from issuance of long term debt and loan payable totaled $2,331,446. In Fiscal 1998, cash of $314,953 was used for repayment of long term debt while $930,563 was used for repayment of long term debt in Fiscal 1997.

          In October 1998, the Company completed the sale of the Debentures to the Cahill, Warnock Entities. The Cahill, Warnock Entities also acquired the Warrants to acquire 2,760,918 shares of the Company's Common Stock, which constituted 20% of the Company's shares of Common Stock outstanding on a fully diluted basis on the Purchase Closing Date. The Debentures contain certain restrictive clauses, including a requirement that the proceeds be used for the Company's acquisition program of post-secondary schools, and Mildred Elley in particular. Additionally, the Securities Purchase Agreement provides that for a period of one hundred thirty-five (135) days after the first anniversary date of the Purchase Closing Date, the Company can sell (put) to the Cahill, Warnock Entities $2,000,000 of its Common Stock at a price per share equal to the greater of $1 or a 20% discount from the preceding 30-day average closing price of the Common Stock as reported on Nasdaq. Requirements for the Company to exercise this put include achieving the Fiscal 1999 projection set forth in the operating budget delivered to the Cahill, Warnock Entities by the Company within 30 days of the closing of the acquisition of Mildred Elley. The Company also agreed to cause election to its Board of Directors of two nominees of the Cahill, Warnock Entities so long as the Cahill, Warnock Entities own at least 50% of the Warrants or the shares issuable thereunder.

          In November 1998, the Company, through MESI, a wholly-owned subsidiary of TESC, which is a wholly-owned subsidiary of the Company, purchased substantially all of the assets of Mildred Elley (the "Assets"). The purchase price for the Assets was $3,000,000, paid as follows: (i) $2,000,000 in cash at the closing and (ii) $1,000,000 by a five-year promissory note of MESI, payable in equal quarterly installments of principal and interest and bearing interest at a rate equal to 8.5% per annum. In addition, MESI assumed certain liabilities of the seller related to the acquired business.

YEAR 2000 MATTERS

          In Fiscal 1998, the Company developed and implemented a program to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Accordingly, the Company believes that its financial and information systems are now Year 2000 compliant. As to third-party relationships, the Company believes that most of these parties intend to be Year 2000 compliant by January 1, 2000; however, there can be no assurance that this will be the case.
The costs incurred during Fiscal 1998 were not material and the Company believes that any further costs to be incurred will also not be material. Any of the Company's programs that recognize a date using "00" as other than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

SELECTED FINANCIAL DATA

          The following tables summarize certain financial data for the Company for Fiscal 1998, 1997, and 1996, respectively.
See "Financial Statements" in Item 7 below.



                                         Fiscal Year Ended October 31,
                               ----------------------------------------------
                                       1998           1997          1996
                                       ----           ----          ----


INCOME STATEMENT DATA:


Operating revenues                  $ 6,317,114    $4,587,633    $2,519,908

Net sales                             6,317,114     4,587,633     2,519,908

Gross profit                          4,382,010     3,008,884     1,808,344

Income (loss) from operations           366,514    (2,129,158)      108,430

Income (loss) before income taxes       160,207    (2,193,780)      211,257

Net income (loss)                       131,202    (1,363,811)      192,048

Earnings (loss) per share                   .02          (.17)          .03



BALANCE SHEETS:

Current assets                      $ 7,106,418    $3,078,853    $4,458,538

Total assets                         14,074,640     9,592,885     8,975,542

Long-term obligations                 6,267,198     2,528,968     1,249,471

Total liabilities                     7,548,800     3,363,333     1,591,807

Working capital                       5,824,816     2,244,488     4,116,202

Stockholders' equity                  6,525,840     6,229,552     7,383,735


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

     . The inability of the Mildred Elley schools to requalify for the Federal student loan program, or the loss of its eligibility under Federal or state grant programs for tuition assistance, or the discontinuance of Federal or state grant programs for tuition assistance;

     .     The loss of accreditation of the Mildred Elley schools;

     . The ability of the Company to secure additional financing as and when necessary;

     . The ability of the Company to retain the services of its key management, and to attract new members of the management team;

     . The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products;

     . The ability of the Company to meet the continued listing requirements of Nasdaq;

     . The failure of third parties to resolve the potential impact of the Year 2000 on relevant computerized information systems by January 1, 2000;

     . Any decrease in the market for educational consulting services; and

     .     Increased competition in the field of publishing.

          The Company undertakes no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Report.


ITEM 7.   FINANCIAL STATEMENTS

          Financial information required by this item appears in the pages marked F-1 through F-31 at the end of this Report and are incorporated herein by reference as if fully set forth herein.

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



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


          As of December 31, 1998, the directors and executive officers of the Company were as follows:

     Name                    Age      Position
     ----                    ---      --------

Walter B. Barbe              72       Director; and President, MLP

Michael D. Beck              52       Director; Vice President; and
                                      President, Chief Executive Officer, BETA

Steven R. Berger             43       Director

Joseph A. Fernandez          63       Director

Stephen H. Ivens             57       Director*; Vice President,
                                      DRP Services

Andrew L. Simon              56       Chairman of the Board of Directors;
                                      President; Chief Executive Officer;
                                      and Chief Financial Officer

Linda G. Straley             42       Director; Vice President,
                                      Operations; and Secretary

David L. Warnock             40       Director

[FN]
___________
     * Dr. Ivens will not be seeking re-election as a director at the 1999 Annual Meeting of Stockholders, but will continue to serve the Company in his capacity as an executive officer.


          Each director shall hold office until the earlier of the next annual meeting of the Company's stockholders or his or her resignation and until a successor is selected and qualified.

          WALTER B. BARBE was elected as a Director of the Company on May 30, 1997 and has been President and Publisher of MLP, the Company's wholly-owned subsidiary, since May 1, 1997. Dr. Barbe is also a Director of MLP. From 1990 until he joined MLP, Dr. Barbe was a Vice President of Universal Publishing. Prior to 1990, Dr. Barbe was the Editor-in-Chief of Highlights
                                                    ----------
for Children, a children's magazine publication.  Additionally,
------------
Dr. Barbe was a professor and chairman of the Department of Special Education at Kent State University and has lectured extensively on various topics. Dr. Barbe received a B.S., an M.A. and a Ph.D. from Northwestern University and is a licensed psychologist, a publisher and a college professor.

          MICHAEL D. BECK was elected as a Director of the Company on March 28, 1997 and has been Vice President of the Company since January 2, 1997. Mr. Beck is also a Director of BETA. Since 1983, Mr. Beck has been President of BETA, which provides consulting and contractual services to school districts, state education departments and test and textbook publishers. As of January 2, 1997, BETA became a wholly-owned subsidiary of the Company and Mr. Beck continues to serve as the President of BETA. See "Certain Relationships and Related Transactions" in Item 12, below. Mr. Beck has also provided consulting services on matters of educational research and assessment for various military, governmental and commercial organizations. Mr. Beck received an A.B. from John Carroll University and an M.A. from Fordham University.

          STEVEN R. BERGER was elected as a Director of the Company on March 29, 1996 and he also serves on the Company's Compensation Committee and Audit Committee. Mr. Berger has been a partner in the law firm of Salans Hertzfeld Heilbronn Christy & Viener (formerly Christy & Viener) in New York City since January 1989. Mr. Berger received an A.B. and a J.D. from Harvard University. Salans Hertzfeld Heilbronn Christy & Viener has acted as special securities counsel to the Company since January 1995.

          JOSEPH A. FERNANDEZ was elected as a Director of the Company on December 15, 1998 and, since that date, he has also served on the Company's Compensation Committee. Dr. Fernandez is President of Joseph A. Fernandez & Associates, Inc., an education consulting firm. From June 1993 until June 1996, Dr. Fernandez served as President and Chief Executive Officer of School Improvement Services, Inc., an organization in Winter Park, Florida which provides consulting services related to school improvement at the state, district or school level. From June 1993 until July 1994, Dr. Fernandez also served as the President of the Council of Great City Schools, a Washington, D.C. based organization representing fifty of the largest urban school districts in the United States. Prior to assuming such positions in 1993, Dr. Fernandez served as Chancellor of the New York City Public Schools from 1990 to 1993 and as Superintendent of the Dade County Public Schools in Miami, Florida from 1987 to 1990. Dr. Fernandez also serves on the Board of Directors of Children's Comprehensive Services, Inc. Dr. Fernandez holds a B.A. from the University of Miami, a M.A. in Education from Florida Atlantic University and an Ed.D. from Nova University.

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

          ANDREW L. SIMON was elected as Director and as President and Chief Financial Officer of the Company on March 31, 1995. Mr. Simon is also a Director of MLP and is a Director and Secretary of BETA. He served as Interim President of TASA from June 1994 through March 31, 1995. He was a founder of the Company and previously served as a Director from 1976 to 1991 and has acted as a financial consultant to the Company since its inception in 1976. From 1983 to 1986, he was a Vice President/Marketing Division Head in the Private Clients Group at Bankers Trust Company. He was a Vice President at Citibank, NA, where he held a number of senior marketing and sales positions, from 1980 to 1983. Prior to 1980, Mr. Simon served as Marketing Director for several consumer package goods companies including Norcliff-Thayer and Lederle Laboratories. He holds an M.B.A. from Columbia University and a B.A. from Washington University. Mr. Simon is a trustee of the Harvey School and previously served as a director of the City of Poughkeepsie Partnership.

          LINDA G. STRALEY was elected as a Director of the Company and has been Vice President of Operations since June 1994. From June 1994 through March 31, 1995, she was Chairman of the Board of Directors. She has been Secretary since August 1992 and, from 1984 to 1994, she served as director of DRP Services for the Company. Ms. Straley received a B.A. in Education from Bethany College and an M.S. in Educational Psychology and Statistics from the State University of New York.

          DAVID L. WARNOCK was elected as a Director of the Company on October 28, 1998 and, since that date, he has also served on the Company's Audit Committee. Mr. Warnock is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions, including President of the corporate general partner of T. Rowe Price Strategic Partners I and T. Rowe Price Strategic Partners II, and as the Executive Vice President of T. Rowe Price New Horizons fund. Mr. Warnock also serves on the Boards of Directors of ALLIANCE National Inc., Children's Comprehensive Services, Inc., Concorde Career Colleges, Inc., Environmental Safeguards, Inc., and SRB Corporation. Mr. Warnock received a B.A. in History from the University of Delaware and a Masters in Finance from the University of Wisconsin.


ITEM 10.  EXECUTIVE COMPENSATION

          The following table shows compensation for services rendered to the Company during Fiscal 1998, 1997 and 1996, respectively, by the Chief Executive Officer, the Vice President, DRP Services and the President of BETA. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during Fiscal 1998. Therefore, pursuant to
Item 402 of Regulation S-B, only compensation for each of the Chief Executive Officer, the Vice President, DRP Services and the President of BETA is shown in the Summary Compensation Table below.

                    SUMMARY COMPENSATION TABLE



                                       Annual Compensation                      Long-Term Compensation
                                       ---------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                                        Securities            All Other
                                                          Other Annual  Restricted      Underlying     LTIP    Compen-
 Name and Principal                                       Compensation    Stock       Options/SARs(1) Payouts  sation
     Position                Year    Salary($)   Bonus($)      ($)      Award(s)($)        (#)          ($)      ($)
----------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             1998    $180,000      0       $41,663(3)       0             78,500/0        0        0
President, Chief Executive   1997     135,000      0        39.025(3)       0         239,000(2)/0        0        0
Officer and Chief Financial  1996     109,568      0        33,707(3)       0             82,500/0        0        0
Officer

Stephen H. Ivens, Vice       1998    $112,000      0       $35,362(4)       0             25,000/0        0        0
President, DRP Services      1997     112,000      0        35,210(4)       0         102,500(2)/0        0        0
                             1996     107,068      0        34,163(4)       0             52,500/0        0        0

Michael D. Beck, Vice        1998    $110,000      0       $32,864(5)       0             55,000/0        0        0
President, TASA;             1997      83,333      0        24,622(5)       0         125,000(6)/0        0        0
President and Chief          1996           0      0             0          0                  0          0        0
Executive Officer, BETA


---------------

(1)     To date, the Company has issued no SARs.

(2) Granted in connection with the rejuvenation of certain options held by all employees of the Company, pursuant to which certain severely out-of-the-money options were canceled and new options to purchase an equal number of shares were granted, each with a new expiration date and a new exercise price equal to the fair market value of the Company's Common Stock on March 28, 1997.

(3) Includes: contributions of $24,000, $20,250 and $16,435 to the Company's qualified 401(k) Profit Sharing Plan (the
        "401(k)"), in Fiscal 1998, 1997, 1996, respectively; and $8,250 annually for a company car.

(4) Includes: contributions of $16,800, $16,800 and $16,060 to the Company's 401(k) in Fiscal 1998, 1997, 1996, respectively; and $7,250, $6,100 and $7,250 for a company car, in Fiscal 1998, 1997, 1996, respectively.
(5) Includes: a contribution of $17,250 and $12,500 to the Company's 401(k) in Fiscal 1998 and 1997, respectively; and $7,176 and $4,460 for a company car in Fiscal 1998 and 1997, respectively.
(6) Granted as part of the purchase price for the acquisition of BETA by the Company.


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

            As of May 1, 1997, MLP entered into an employment agreement with Walter B. Barbe, pursuant to which MLP agreed to employ Dr. Barbe, and Dr. Barbe agreed to remain, as MLP's President and Publisher for a term of one year, subject to automatic yearly extensions and certain rights of termination as provided in each such agreement. Pursuant to its terms, Dr. Barbe's employment contract was automatically extended through May 1, 1999.

           In November 1998, the Company, through MESI, acquired substantially all of the assets of Mildred Elley. MESI entered into an employment agreement with Faith Takes, pursuant to which, Ms. Takes agreed to remain as the President and Chief Executive Officer of MESI and to become the Executive Vice President of TESC, a wholly-owned subsidiary of the Company and the parent company of MESI. Ms. Takes' employment agreement has a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in such agreement.

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

          In Fiscal 1996, the Company granted a total of 233,000 options under the Amended Option Plan; in Fiscal 1997, the Company granted a total of 1,018,250 options under the Amended Option Plan, of which 715,750 options were granted in connection with the rejuvenation of options previously granted; and in Fiscal 1998, the Company granted a total of 363,500 options under the Amended Option Plan. In Fiscal 1996, 637,678 options under the Amended Option Plan were canceled or forfeited; in Fiscal 1997, 715,750 options under the Amended Option Plan were canceled; and in Fiscal 1998, 116,900 options under the Amended Option Plan were canceled. As of December 31, 1998, there were 2,220,550 options in the aggregate outstanding under the Amended Option Plan.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
----------------------------------------------------------------------------------------------------------------
                            Number of Securities          Percent of Total        Exercise or
                         Underlying Options/SARs(1)   Options/SARs Granted to     Base Price
Name                            Granted (#)           Employees in Fiscal Year(3)   ($/Sh)       Expiration Date
----------------------------------------------------------------------------------------------------------------

Andrew L. Simon, President,     78,500(2)                      16.4%                $1.063       March 26, 2008
Chief Executive Officer and
Chief Financial Officer
----------------------------------------------------------------------------------------------------------------

Stephen H. Ivens, Vice          25,000(2)                       5.2%                $1.063       March 26, 2008
President, DRP Services
----------------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice           55,000(2)                      11.5%                $1.063       March 26, 2008
President, TASA;
President and Chief
Executive Officer, BETA
----------------------------------------------------------------------------------------------------------------



(1)     To date, the Company has issued no SARs.
(2)     These options become exercisable on March 28, 1999.
(3) Includes all options granted to employees and directors under the Amended Option Plan, the Directors Stock Option Plan and the Consultants Stock Incentive Plan in Fiscal 1998.





           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES



                                                                      Number of           Value of
                                                                Securities Underlying    Unexercised
                                                                    Unexercised          In-the-Money
                                                                   Options/SARs(1)      Options/SARs(1)
                                                                   at FY-End (#)        at FY-End ($)
                                                                ---------------------------------------

                                 Shares Acquired      Value          Exercisable/        Exercisable/
Name                             on Exercise (#)   Realized ($)     Unexercisable       Unexercisable
-----------------------------------------------------------------------------------------------------------
Andrew L. Simon, President, Chief       0              0             321,500/78,500           0/0(2)
Executive Officer and
Chief Financial Officer
-----------------------------------------------------------------------------------------------------------

Stephen H. Ivens, Vice                  0              0             155,000/25,000           0/0(2)
President, DRP Services
-----------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice President,        0              0             125,000/55,000      23,500/0(2)
TASA;  President and Chief
Executive Officer, BETA
-----------------------------------------------------------------------------------------------------------





(1)     To date, the Company has issued no SARs.
(2) Based on the closing price of the Company's Common Stock on NASDAQ on October 30, 1998, or $0.719.



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

          Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he (she) first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he (she) is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant. The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years. On March 29, 1996, the Company granted 10,000 options; on March 28, 1997, the Company granted 5,000 options; on March 27, 1998, the Company granted 5,000 options; and on October 28, 1998, the Company granted 5,000 options.

          Directors receive no compensation, other than the options pursuant to the Directors Plan, for services in such capacity.

OTHER PLANS

          CONSULTANTS STOCK INCENTIVE PLAN. In March 1997, the Board of Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 200,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant, however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. In Fiscal 1998, 110,000 options were granted under the Consultants Plan.

          PROFIT SHARING PLAN. The Company has a qualified 401(k) Profit Sharing Plan. The 401(k) Plan allows employees to contribute up to 15 percent (15%) of income through Company contributions and a salary reduction mechanism. Company contributions to the 401(k) Plan are optional and accrue at the discretion of the Board of Directors. For Fiscal 1998, Fiscal 1997, and Fiscal 1996, the Company made a contribution to profit sharing equal to five percent (5%) of each eligible employee's compensation, thereby limiting each eligible employee to contribute up to ten percent (10%) of compensation.

          Net assets for the 401(k) Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $1,656,023 at October 31, 1998.

          MONEY PURCHASE PENSION PLAN. In October 1991, the Company adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, the Company makes an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation.

          Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $741,928 at October 31, 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of December 31, 1998, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

          As of December 31, 1998, there were 8,567,222 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.

          All of the shares of Common Stock owned by Messrs. Simon and Ivens and Ms. Straley, other than shares deemed to be owned beneficially by such officers because they may be acquired through the exercise of currently exercisable stock options, are held in a voting trust (the "Voting Trust"), pursuant to a Voting Trust Agreement, dated as of August 19, 1992, as amended. Until his death, Bertram L. Koslin had been sole Voting Trustee.
Julius Ostreicher, the attorney for the Estate of Bertram L. Koslin, Andrew L. Simon, the Chairman of the Board of Directors and the President of the Company, and Eileen West, a former director of the Company, have been appointed as successor Voting Trustees. For purposes of the table set forth below, each of such officers are listed as beneficially owning the shares of Common Stock listed opposite his or her name, even though the Voting Trust has the sole rights to vote such shares. Because the Voting Trust has the sole and exclusive power to exercise all voting rights with respect to the shares of Common Stock deposited in the Voting Trust, the Voting Trust has sole voting and dispositive power with respect to 1,225,169 shares of Common Stock. Accordingly, the Voting Trust has the power to exercise 1,225,169 votes, or 14.3% of all eligible votes.

                                                    Shares of       Percent of
Name and Address of                               Common Stock     Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                               Owned            Owned
-------------------------------------------------------------------------------
5% Beneficial Owners:
--------------------
Cahill, Warnock Strategic Partners Fund, L.P.     2,092,776(1,2)       19.6%
c/o Cahill, Warnock & Co., LLC
1 South Street, Suite 2150
Baltimore, MD 21202

-------------------------------------------------------------------------------

Voting Trust, u/a dated August 19, 1992,          1,225,169            14.3%
as amended, Julius Ostreicher,
Andrew L. Simon and Eileen West,
Voting Trustees
c/o Touchstone Applied Science Associates, Inc.,
4 Hardscrabble Heights, Brewster, NY 10509

-------------------------------------------------------------------------------

Estate of Bertram L. Koslin                         440,670             5.1%
c/o Ostreicher & Ennis
225 Mamaroneck Avenue
White Plains, NY 10605

-------------------------------------------------------------------------------

Eileen West                                          21,500(3)          0.3%
56 Harrison Street
New Rochelle, NY 10801

-------------------------------------------------------------------------------

Officers and Directors:
-----------------------
Walter B. Barbe                                     135,000(4)          1.6%
910 Church Street
Honesdale, PA 18431

-------------------------------------------------------------------------------

Michael D. Beck                                     284,500(5)          3.2%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Steven R. Berger                                      7,500(6)           --(7)
620 Fifth Avenue
New York, NY  100020

-------------------------------------------------------------------------------

Joseph A. Fernandez                                   3,602(8)           --(7)
4392 Live Oak Boulevard
Palm Harbor, FL 34685

-------------------------------------------------------------------------------

Stephen H. Ivens                                    304,976(9)          3.5%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Andrew L. Simon                                     649,952(10)         7.3%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Linda G. Straley                                    337,977(11)         3.9%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

David L. Warnock                                  2,208,734(12)        20.5%
1 South Street, Suite 2150
Baltimore, Maryland 21202

-------------------------------------------------------------------------------

Officers and Directors as a Group (8 persons)     5,359,796(13)        45.9%
---------------------------------------------
-------------------------------------------------------------------------------

[FN]

1       Cahill, Warnock Strategic Partners Fund, L.P. (the
        "Fund") has the right to acquire such shares pursuant to a currently exercisable warrant (the "Fund Warrant").
        Excludes (i) 523,194 shares with respect to which the Fund's right to purchase, granted pursuant to the Fund Warrant, is not currently exercisable and (ii) 144,948 shares which are the subject of a separate warrant (the "Strategic Warrant"; together with the Fund Warrant, the "Warrants") granted to Strategic Associates, L.P. ("Strategic Associates";
        together, with the Fund, the "Cahill, Warnock Entities"), an affiliate of the Fund, but as to which the Fund disclaims beneficial ownership. Pursuant to the Investor Rights Agreement (the "Investor Rights Agreement") between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the Warrants (or if the Warrants have been exercised, the shares issuable pursuant thereto), the Cahill, Warnock Entities have the right to nominate two directors to the Board of Directors of the Company. David
        L. Warnock and Joseph A. Fernandez are the two current directors who were nominated by the Cahill, Warnock
        Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers of the Company have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities. In addition, for a period of 29 months from the Purchase Closing Date, at each meeting of stockholders for the purpose of electing directors, the Cahill, Warnock Entities have agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

2 Edward L. Cahill is a general partner of Cahill, Warnock Strategic Partners, L.P. ("Cahill, Warnock Partners"), the Fund's sole general partner. David L. Warnock is also a general partner of Cahill, Warnock Partners and is a director of the Company (see footnote 12 to this table). Messrs. Cahill and Warnock are also the sole members of Cahill, Warnock & Company, LLC, which is the sole general partner of Strategic Associates, which holds the Strategic Warrant.

3 Includes 21,500 shares which Ms. West has the right to acquire upon the exercise of currently exercisable stock options; excludes the shares of Common Stock held in the Voting Trust for the benefit of all members thereof, which Voting Trust is listed separately as a 5% stockholder in this Table. Ms. West is one of three Voting Trustees of the Voting Trust.

4 Includes 125,000 shares which Dr. Barbe has the right to acquire upon the exercise of currently exercisable stock options; excludes 117,000 shares which are the subject of options granted to Dr. Barbe which are not currently exercisable.

5 Includes (i) 47,000 shares which are owned jointly with Mr. Beck's wife, (ii) 37,500 shares owned by Mr. Beck's minor daughter, and (iii) 125,000 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options; excludes (i) 165,000 shares which are the subject of options granted to Mr. Beck which are not currently exercisable and (ii) 37,500 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership.

6 Includes 7,500 shares which Mr. Berger has the right to acquire upon the exercise of currently exercisable stock options; excludes 2,500 shares which are the subject of options granted to Mr. Berger which are not currently exercisable.

7       Less than 0.1%.

8 Excludes 5,000 shares which are the subject of options granted to Dr. Fernandez which are not currently exercisable.

9 Includes 155,000 shares which Dr. Ivens has the right to acquire upon the exercise of currently exercisable stock options; excludes 137,000 shares which are the subject of options granted to Dr. Ivens which are not currently exercisable.

10 Includes 321,500 shares which Mr. Simon has the right to acquire upon the exercise of currently exercisable stock options, which options are not included in the Voting Trust; excludes (i) 258,500 shares which are the subject of options granted to Mr. Simon which are not currently exercisable, (ii) 1,500 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership, and (iii) the shares of Common Stock held in the Voting Trust for the benefit of all of the members thereof, which Voting Trust is listed separately as a 5% stockholder in this table. Mr. Simon is one of three Voting Trustees of the Voting Trust.

11 Includes 155,200 shares which Ms. Straley has the right to acquire upon the exercise of currently exercisable stock options; excludes 82,600 shares which are the subject of options granted to Ms. Straley which are not currently exercisable.

12      Includes (i) 2,092,776 shares which the Fund has
        the right to acquire pursuant to the Fund Warrant and (ii) 115,958 shares which Strategic Associates, has the right to acquire pursuant to the Strategic Warrant (see footnotes 1 and 2 to this table). Excludes (i) 5,000 shares which are the subject of options granted to Mr. Warnock which are not currently exercisable, (ii) 523,194 shares with respect to which the Fund's right to purchase, granted pursuant to the Fund Warrant, is not currently exercisable and (iii) 28,990 shares with respect to which Strategic Associates' right to purchase, granted pursuant to the Strategic Warrant, is not currently exercisable.

13 Includes shares held in the Voting Trust for the benefit of the Estate of Bertram L. Koslin, Eileen West and certain employees of the Company. Andrew L. Simon, Chairman of the Board of Directors and President of the Company, is one of three Voting Trustees of the Voting Trust. Includes an aggregate of 3,097,934 currently exercisable options and warrants which are held or deemed held by officers and directors of the Company, but are not included in the Voting Trust. Excludes an aggregate of 1,324,784 options and warrants which are held or deemed held by officers and directors of the Company which are not currently exercisable and are not included in the Voting Trust.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company is authorized to issue 5,000,000 shares, par value $.0001 per share, of preferred stock. The stock may be issued by the Board of Directors of the Company in one or more series and with such preferences, conversion or other rights, voting powers and other provisions as may be fixed by the Board of Directors in the resolution authorizing its issuance without any further action of the stockholders.

          In November 1998, the Company, through MESI, acquired substantially all of the assets of Mildred Elley. The Company financed the acquisition through the issuance of the Debentures, with the Warrants attached, pursuant to the Securities Purchase Agreement with the Cahill, Warnock Entities. Pursuant to the Securities Purchase Agreement, the Company: (i) issued and sold to the Cahill, Warnock Entities the Debentures in the aggregate principal amount of $4,000,000, (ii) issued and sold to the Cahill, Warnock Entities, as additional consideration for purchasing the Debentures, the Warrants to acquire 2,760,918 shares of the Company's Common Stock, which, on the Purchase
Closing Date, constituted 20% of the Company's issued and outstanding common stock on a fully diluted basis, after giving effect to the transactions contemplated in the Securities Purchase Agreement and (iii) authorized the issuance and sale in the future to the Cahill, Warnock Entities of additional shares of the Company's Common Stock upon the Company's exercise of a put option, the terms and conditions of which are set forth in the Securities Purchase Agreement. Of the Warrants issued, 80% are immediately exercisable, and 20% will become exercisable 18 months after the issuance thereof if the Company shall not have repaid the Debentures in full by such date. Pursuant to the Registration Rights Agreement between the Company and the Cahill, Warnock Entities, the Company has agreed to register the shares of Common Stock underlying the Warrants with the SEC.

          Pursuant to the Investor Rights Agreement between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the Warrants (or if the Warrants have been exercised, the shares issuable pursuant thereto), the Cahill, Warnock Entities shall have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Joseph A.
Fernandez are the current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights
Agreement, the directors and executive officers have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities. In addition, for a period of 29 months from the Purchase Closing Date, at each meeting of stockholders for the purpose of electing directors, the Cahill, Warnock Entities have agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

          As of January 2, 1997, the Company purchased all of the outstanding capital stock of BETA from the holders of such shares for a purchase price equal to (i) $130,000 in cash, (ii) $150,000 payable in promissory notes (the "Notes"), bearing interest at the rate of 8.25% and maturing on January 2, 1999, and (iii) 150,000 shares of the Company's Common Stock. The Notes were paid in December 1998. Michael D. Beck, Vice President and Director of the Company and President and Chief Executive Officer of BETA,
Connie Beck, Mr. Beck's wife, and Amanda Beck, Mr. Beck's minor daughter, were the shareholders of BETA at the time of its acquisition. Pursuant to the Stock Purchase Agreement, Mr. Beck has the option to repurchase all of the outstanding capital stock of BETA from the Company for a period of six years from the Agreement Date, provided that Mr. Beck may not exercise the option prior to the third anniversary of the Agreement Date unless his employment with the Company and BETA is not renewed at the expiration of the initial three-year term or has been terminated for "cause" or "disability" or he leaves after a change of control for "good reason" (as contemplated by his employment agreement). The option exercise price is subject to a formula and varies based upon the reason for, and timing of, exercise.

          In November 1998, the Company, through MESI, purchased substantially all of the assets of Mildred Elley. Simultaneous with the closing of such purchase, MESI entered into an employment agreement with Faith Takes, pursuant to which Ms. Takes agreed to remain as the President and Chief Executive Officer of MESI and to become the Executive Vice President of TESC, a wholly-owned subsidiary of the Company and the parent company of MESI (see "Management's Discussion and Analysis or Plan of Operation--Liquidity and Working Capital" for the terms of this purchase).

          One of the Company's directors, Steven R. Berger, is a partner in Salans Hertzfeld Heilbronn Christy & Viener (formerly Christy & Viener), which acts as special securities counsel to the Company. The Company paid legal fees of $143,375, $124,864, and $112,458 to Christy & Viener for Fiscal 1998, 1997 and 1996, respectively.

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

       3.4 Amended and Restated By-Laws (incorporated by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-27659) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on May 22, 1997)

       4.1 Specimen Certificate evidencing shares of Common Stock (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

       4.2 Form of Warrant (incorporated by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-27659) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on May 22, 1997)

       4.3    Investor Rights Agreement, dated as of
              September 4, 1998, by and among the Company, Cahill Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., and the Individual Shareholders Named Therein (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on November 23, 1998 (the "November 1998 8-K"))

       4.4 Registration Rights Agreement, dated as of September 4, 1998, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P., and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

       4.5 Form of 8% Subordinated Debenture (incorporated by reference to the exhibit contained in the November 1998 8-K)

       4.6 Form of Warrant (incorporated by reference to the exhibit contained in the November 1998 8-K)

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

       10.13  Stock Purchase Agreement, dated as of
              January 2, 1997, between Beck Evaluation & Testing Associates, Inc., Connie K. Beck, Michael D. Beck, Amanda P. Beck and the Company, together with all schedules and exhibits thereto (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

       10.14  Employment Agreement, dated as of January
              2, 1997, between the Company and Michael D. Beck (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

       10.15 Assignment, Assumption and Sale Agreement, dated as of December 30, 1996, between Steck-Vaughn Company and the Company (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

       10.16  Agreement, dated as of March 6, 1997,
              between Jericho State Capital Corp. of Florida and the Company (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

       10.17  Consultants Stock Incentive Plan
              (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

       10.18  Asset Purchase Agreement, dated as of May
              30, 1997, by and between Programs for Education, Inc., Bernard
              B. Shapiro, Modern Learning Press, Inc. and the Company (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

       10.19  Secured Promissory Note, dated May 30,
              1997, of Modern Learning Press, Inc. (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

       10.20 Security Agreement, dated May 30, 1997, by and between Programs for Education, Inc., Bernard B. Shapiro and Modern Learning Press, Inc. (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

       10.21  Stock Pledge Agreement with Escrow
              Provisions, dated May 30, 1997, by and among the Company, Programs for Education, Inc. and Pluese, Lihotz, Incollingo & Leone (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

       10.22 Guaranty Agreement, dated May 30, 1997, by the Company in favor of Programs for Education, Inc. and Bernard B. Shapiro (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

       10.23 Royalty Agreement, dated May 30, 1997, by and between Modern Learning Press, Inc. and Bernard B. Shapiro (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

       10.24  Employment Agreement, dated as of May 1,
              1997, between Modern Learning Press, Inc. and Walter B. Barbe (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997)

       10.25  Mortgage Modification and Extension
              Agreement, dated as of August 28, 1997, between MSB Bank and the Company (incorporated by reference to the exhibit contained in the 1997 10-KSB)

       10.26  Amended and Restated Mortgage Note, dated
              August 28, 1997, of the Company in favor of MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

       10.27  Term Loan Agreement, dated August 28,
              1997, between the Company and MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

       10.28  Note, dated August 28, 1997, of the
              Company in favor of MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

       10.29  Security Agreement between the Company and
              MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

       10.30  Environmental Guaranty, dated August 28,
              1997, of the Company (incorporated by reference to the exhibit contained in the 1997 10-KSB)

       10.31  Agreement, dated as of August 19, 1997,
              among Comprehensive Capital, Theodore P. Allocca, Theodore Allocca, Steven Kevorkian, and the Company (incorporated by reference to the exhibit contained in the 1997 10-KSB)

       10.32  Agreement, dated as of August 19, 1997,
              between Barry M. Goldstein and the Company (incorporated by reference to the exhibit contained in the 1997 10-KSB)

       10.33  Asset Purchase Agreement, dated as of
              November 2, 1998, between Mildred Elley School, Inc. and MESI Acquisition Corp. (incorporated by reference to the exhibit contained in the Current Report on 8-K, which was filed with the Securities and Exchange Commission on November 23, 1998 (the "November 1998 8-K").

       10.34 Promissory Note of MESI Acquisition Corp. (incorporated by reference to the exhibit contained in the November 1998 8-K)

       10.35 Guaranty of TASA with respect to Promissory Note of MESI Acquisition Corp. (incorporated by reference to the exhibit contained in the November 1998 8-K)

       10.36 Employment Agreement, dated as of November 2, 1998, by and among Mildred Elley School, Inc. and Faith Takes (incorporated by reference to the exhibit contained in the November 1998 8-K)

       10.37 Securities Purchase Agreement, dated as of September 4, 1998, by and among the Company, Cahill Warnock Strategic Partners Fund, L.P., and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

       11     Computation of Earnings Per Share (filed herewith)

       21     Subsidiaries of the Registrant (filed herewith)

       23     Consent of Lazar, Levine & Felix LLP (filed herewith)

       27     Financial Data Schedule (filed herewith; electronic filing only)

  (b)  Reports on Form 8-K

      (i)     Current Report on Form 8-K, filed November 23, 1998

     (ii)     Current Report on Form 8-K, filed December 22, 1998

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

CONSOLIDATED STATEMENTS OF CASH FLOWS                                F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F - 9

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 1998 and 1997 and the results of its operations and its cash flows for the three years ended October 31, 1998 in conformity with generally accepted accounting principles.



Lazar, Levine & Felix LLP
Certified Public Accountants
New York, New York
November 30, 1998


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                                                                  Page 1 of 2
                         CONSOLIDATED BALANCE SHEETS

                                                                  October 31,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------
    ASSETS
    ------

Current assets:
  Cash and temporary investments                          $ 4,980,230    $1,156,664
  Marketable securities                                       186,376       377,560
  Accounts receivable                                       1,287,264       803,021
  Inventories                                                 478,869       360,227
  Prepaid expenses and other current assets                   173,679       381,381
                                                          -----------    ----------

    Total current assets                                    7,106,418     3,078,853

Property, plant and equipment - net of
  accumulated depreciation of $1,179,297
  and $1,029,417, respectively
  (Notes 3, 6 and 7)                                        1,753,811     1,739,947

Other assets:
  Deferred acquisition costs (Note 16)                        353,406            --
  Test passage bank, net of accumulated amortization
    of $1,474,302 and $1,175,235, respectively (Note 4)     2,675,624     2,743,853
  Software development costs, net of accumulated
    amortization of $88,702 and $30,517, respectively         350,790       340,930
  Goodwill, net of accumulated amortization of $122,993
    and $65,511, respectively                                 739,264       796,746
  Noncompete agreements, net of accumulated amortization
    of $101,095 and $29,762, respectively (Note 2)            398,905       470,238
  Loan origination costs (Note 8)                             231,307            --
  Deferred income taxes (Note 11)                             390,148       335,722
  Other assets                                                 74,967        86,596
                                                          -----------    ----------

    Total assets                                          $14,074,640    $9,592,885
                                                          ===========    ==========




See notes to consolidated financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES
                                                                  Page 2 of 2
                         CONSOLIDATED BALANCE SHEETS

                                                                  October 31,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------


Current liabilities:
  Current portion of long-term debt  (Notes 6 and 7)      $   261,034   $   314,217
  Accounts payable and accrued expenses                     1,020,568       520,148
                                                          -----------   -----------

     Total current liabilities                              1,281,602       834,365

Long-term debt:
  Subordinated debt (Note 8)                                4,000,000            --
  Long-term debt less current portion (Notes 6 and 7)       2,267,198     2,528,968
                                                          -----------   -----------

    Total liabilities                                       7,548,800     3,363,333
                                                          -----------   -----------

Commitments and contingencies (Notes 2, 6, 7,
  8, 12, 13, 15 and 16)

Stockholders' equity (Note 10):
  Preferred stock, $.0001 par value, 5,000,000
    authorized, 1,500 issued and outstanding                       --            --
  Common stock, $.0001 par value, 20,000,000
    authorized, 8,567,222 and 8,389,322 shares
    issued and outstanding, respectively                          857           839
  Additional paid-in capital                                5,051,836     4,365,875
  Deferred interest                                          (588,075)           --
  Stock subscription receivable                               (14,350)      (14,350)
  Unrealized holding gain                                       5,924         8,601
  Unearned compensatory stock                                 (37,187)     (107,046)
  Retained earnings                                         2,106,835     1,975,633
                                                          -----------   -----------

    Total stockholders' equity                              6,525,840     6,229,552
                                                          -----------   -----------

    Total liabilities & stockholders' equity              $14,074,640    $9,592,885
                                                          ===========   ===========


See notes to consolidated financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended October 31,
                                           1 9 9 8           1 9 9 7         1 9 9 6
                                           -------           -------         -------

Contract income                          $  673,707       $   796,858     $   875,608
Catalog sales                             2,740,506         2,042,043       1,644,300
Consulting income                           709,022           287,355              --
Catalog sales -- MLP                      2,193,879         1,461,377              --
                                         ----------       -----------     -----------

Total net revenue (Note 13)               6,317,114         4,587,633       2,519,908

Cost of goods sold                        1,935,104         1,578,749         711,564
                                         ----------       -----------     -----------

Gross profit                              4,382,010         3,008,884       1,808,344
                                         ----------       -----------     -----------

Operating expenses:
  Selling expenses                        1,596,462         1,128,604         703,214
  General and administrative expenses     2,619,034         1,601,764         936,462
  Bad debt expense (Note 5)                      --           405,000              --
  Bad debt recovery (Note 5)               (200,000)               --              --
  Software product development                   --                --          60,238
  Impairment of goodwill                         --         2,002,674              --
                                         ----------       -----------     -----------

Total operating expenses                  4,015,496         5,138,042       1,699,914
                                         ----------       -----------     -----------

Income (loss) from operations               366,514        (2,129,158)        108,430

Other income (expense):
  Gain (loss) on sale of assets               2,689           (30,539)             --
  Interest expense                         (253,829)         (145,748)        (64,154)
  Investment income                          44,833           111,665         166,981
                                         ----------       -----------     -----------

Income (loss) before income taxes           160,207        (2,193,780)        211,257

Income taxes (benefit) (Note 11)             29,005          (829,969)         19,209
                                         ----------       -----------     -----------

Net income (loss)                        $  131,202       $(1,363,811)    $   192,048
                                         ==========       ===========     ===========

Weighted average shares outstanding
  Basic                                   8,508,202         8,213,089       7,524,539
  Diluted                                 8,721,035         8,213,089       7,640,867

Earnings (loss) per share
  Basic                                  $      .02       $      (.17)    $       .03
  Diluted                                $      .02       $      (.17)    $       .03


See notes to consolidated financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                  Additional           Stock          Unrealized  Unearned
                Preferred Stock   Common  Stock   Paid-in    Deferred  Subscriptions  Holding     Compensatory  Retained
                Shares    Amount  Shares  Amount  Capital    Interest  Receivable     Loss        Stock         Earnings
                ------    ------  ------  ------  -------    --------  ----------     -----       --------      --------




Balance at
  November 1,
    1995         1,500   $ --   6,899,400  $690  $3,609,978   $    --   $     --     $(40,824)    $   --       $3,147,396

  Proceeds from
   exercise of
   options          --     --     865,922    87     310,459        --    (14,350)          --         --               --
  Proceeds from
   exercise of
   warrants         --     --      24,000     2      51,998        --         --           --         --               --
  Financial
   advisory
   services         --     --          --    --     105,500        --         --           --         --               --
  Net unrealized
   gain in
   marketable
   securities       --     --          --    --          --        --         --       20,751         --               --
  Net income        --     --          --    --          --        --         --           --         --          192,048
                  ----   ----   ---------  ----   ---------      ----       ----      -------       ----        ---------

Balance at
  October 31,
    1996         1,500     --   7,789,322   779   4,077,935        --    (14,350)     (20,073)        --        3,339,444

  Purchase of
   subsidiary -
   Beta             --     --     150,000    15      79,635        --         --           --         --               --
   Proceeds from
    exercise of
    warrants        --     --     150,000    15      67,710        --         --           --         --               --
   Stock issued
    for services    --     --     300,000    30     140,595        --         --           --   (107,046)              --
   Net unrealized
    gain in
    marketable
    securities      --     --          --    --          --        --         --       28,674         --               --
   Net loss         --     --          --    --          --        --         --           --         --       (1,363,811)
                  ----   ----   ---------  ----   ---------      ----       ----      -------       ----        ---------

Balance at
  October 31,
    1997         1,500     --   8,389,322   839   4,365,875        --    (14,350)       8,601   (107,046)       1,975,633

  Proceeds from
   exercise of
   options          --     --      77,900     8      52,771        --         --           --         --               --
  Proceeds from
   exercise of
   warrants         --     --     100,000    10      45,115        --         --           --         --               --
  Deferred
   interest on
   debt
   securities       --     --          --    --     588,075  (588,075)        --           --         --               --
  Net unrealized
   gain on
   marketable
   securities       --     --          --    --          --        --         --       (2,677)        --               --
  Financial
   advisory
   services         --     --          --    --          --        --         --           --     69,859               --
  Net income        --     --          --    --          --        --         --           --         --          131,202
                  ----   ----   ---------  ----   ---------      ----       ----      -------       ----        ---------

  Balance at
  October 31,
    1998         1,500  $  --   8,567,222  $857  $5,051,836 $(588,075)  $(14,350)     $ 5,924   $(37,187)      $2,106,835
                 =====  =====   =========  ====  ========== =========   ========      =======   ========       ==========

See notes to consolidated financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Page 1 of 2

                                                             Year Ended October 31,
                                                        1 9 9 8         1 9 9 7        1 9 9 6
                                                        -------         -------        -------

OPERATING ACTIVITIES
Net income (loss)                                     $ 131,202     $(1,363,811)     $ 192,048
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                       650,869         560,389        389,767
    Deferred income taxes                               (54,426)       (856,943)       (80,941)
    Financial advisory services                          69,859          33,580        105,500
    Impairment of goodwill                                   --       2,002,674             --
    Bad debt expense                                         --         405,000             --
    Gain (loss) on sale of assets                        (2,689)         30,539          1,009
Changes in operating assets and liabilities:
    Accounts receivable                                (484,243)       (129,486)      (215,883)
    Inventories                                        (118,642)          7,824        (89,785)
    Prepaid expenses                                    207,704          11,360         90,915
    Other assets                                         (3,293)        (16,031)            --
    Accounts payable and accrued expenses               500,418         (43,792)        35,758
                                                       --------        --------       --------

  NET CASH FLOWS FROM OPERATING ACTIVITIES              896,759         641,303        428,388
                                                       --------        --------       --------

INVESTING ACTIVITIES
  Test passage bank                                    (230,838)       (448,749)      (361,225)
  Software development costs                            (68,045)       (229,092)      (142,356)
  Purchase of marketable debt securities                     --          (3,797)      (111,164)
  Proceeds from sale of marketable securities           535,000       1,193,148        170,000
  Proceeds from sale of assets                               --          15,300             --
  Acquisition of subsidiaries                                --      (2,270,864)            --
  Deferred acquisition costs                           (353,406)             --             --
  Acquisition of test rights                                 --         (29,900)            --
  Acquisition of fixed assets                          (163,744)       (116,754)       (73,448)
                                                       --------        --------       --------

 NET CASH FLOWS FROM INVESTING ACTIVITIES              (281,033)     (1,890,708)      (518,193)
                                                       --------       ---------       --------


See notes to consolidated financial statements.



                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                  Page 2 of 2


                                                             Year Ended October 31,
                                                        1 9 9 8         1 9 9 7        1 9 9 6
                                                        -------         -------        -------
FINANCING ACTIVITIES
  Mortgage costs                                             --         (44,633)            --
  Loan origination costs                               (231,307)             --             --
  Deferred offering costs                                (1,750)             --       (151,343)
  Proceeds from exercise of warrants                     46,875              --         52,000
  Proceeds from exercise of options                      52,779              --        684,162
  Net proceeds from loan payable                       (343,804)        531,446             --
  Proceeds from long-term debt                        4,000,000       1,800,000             --
  Repayment of long-term debt                          (314,953)       (930,563)       (62,500)
                                                      ---------       ---------        -------

NET CASH FLOWS FROM FINANCING ACTIVITIES              3,207,840       1,356,250        522,319
                                                      ---------       ---------        -------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS          3,823,566         106,845        432,514

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                              1,156,664       1,049,819        617,305
                                                      ---------       ---------        -------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                   $4,980,230      $1,156,664     $1,049,819
                                                     ==========      ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $  260,114      $  144,262     $   67,858
                                                     ==========      ==========     ==========

  Income taxes paid                                  $   60,502      $  137,612     $   30,690
                                                     ==========      ==========     ==========

  Stock issued for prepaid consulting costs          $       --      $  140,625     $       --
                                                     ==========      ==========     ==========

  Deferred interest on issuance of warrant           $  588,075      $       --     $       --
                                                     ==========      ==========     ==========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Touchstone Applied Science Associates, Inc. (the "Company"), was originally incorporated in the State of New York in 1976. In August 1991, the Company changed its corporate domicile to Delaware by merger into a Delaware corporation created exclusively for that purpose. The Company develops, publishes and distributes a proprietary line of reading tests specifically to meet clients' measurement specifications to elementary and secondary schools, colleges and universities throughout the United States. In January 1997, the Company purchased the outstanding capital stock of Beck Evaluation & Testing Associates, Inc. ("BETA"), a company which designs tests and evaluates assessment needs for schools, school districts and test and textbook publishers throughout the United States (Note B). In May 1997, the Company formed a wholly-owned subsidiary, Modern Learning Press, Inc. ("MLP"), which purchased certain assets of Programs for Education, Inc., a company which designs, publishes and distributes "consumable" student workbooks for grades K-4 and creates and publishes books and pamphlets for elementary school teachers and parents throughout the United States (Note 2). In July 1998, the Company formed a wholly-owned subsidiary, TASA Educational Services Corporation ("TES"), which will manage the Company's school business. In November 1998, TES formed a wholly-owned subsidiary, MESI Acquisition Corp. ("MESI"), which purchased the operating assets of Mildred Elley School, Inc. (Note 16).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BETA, MLP and TES. All material intercompany transactions have been eliminated in consolidation.

Goodwill
--------

Included in the purchase of the Company's subsidiaries was goodwill totaling $374,067 for BETA and $2,490,864 for MLP. This goodwill is being amortized over a period of six years for BETA and fifteen years for MLP. In July 1997, the Company deemed goodwill purchased in the MLP transaction totaling $2,002,674 to be impaired based upon the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Accordingly, goodwill was reduced to fair value. The Company will continue to evaluate goodwill for potential impairment. In 1998, the Company changed its estimate of the useful life of the goodwill from the BETA purchase to 15 years. The effect of the change in estimate was to increase the net income for the year ended October 31, 1998 by $22,088.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Temporary Investments
---------------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be temporary investments or cash. These investments consist primarily of money market mutual funds which make monthly tax-free dividend payments.

Inventories
-----------

Inventories, which based on the nature of the Company's operations consist solely of finished goods, are stated at the lower of cost
(first-in, first-out method) or market.

Marketable Securities
---------------------

The Company utilizes Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) Number 115, "Accounting for Certain Investments in Debt, and Equity Securities" to account for marketable securities. Under this standard, certain investments in debt and equity securities will be reported at fair value. The Company's marketable securities, which consist primarily of investment grade bonds, are being reported as available for sale securities. The market value of these securities at October 31, 1998 and 1997 is as follows:


                                                 October 31,
                                           1 9 9 8         1 9 9 7
                                           -------         -------

Aggregate cost                           $ 368,094       $ 900,405
Gross unrealized gain                        5,924           8,601
Gross unrealized loss                           --              --
Loans collateralized by securities        (187,642)       (531,446)
                                         ---------       ---------

                                         $ 186,376       $ 377,560
                                         =========       =========

All of these securities mature within one through five years.
Cost of the securities used in the computation of realized gains and losses is determined using the specific identification method. During 1997, bonds with an aggregate face value of $1,199,623 matured or were sold. Losses totaling $6,475 were realized on these securities. During 1998, bonds with an aggregate face value of $535,000 matured. Gains totaling $2,689 were realized on these securities.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------

Marketable Securities (Continued)
---------------------

In May 1997, the Company borrowed $989,716 by margining its investment account. Borrowings on this account, which totaled $187,642 at October 31, 1998, incurred interest at the rate of 7-5/8% per annum and were collateralized by the bonds held in the brokerage account.

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

              Building                            31-1/2 years
              Building improvements               15 to 31-1/2 years
              Furniture and computer equipment    5 to 7 years
              Automobiles                         5 years

Income Taxes
------------

The Company has elected to file a consolidated federal income tax return with its subsidiaries. The Company's deferred income taxes arise principally from the differences in the recording of expenses relating to the test passage bank (See Notes 4 and 11), and differences relating to the reporting of goodwill by one of the Company's subsidiaries. Income taxes are reported based upon Statement of Financial Accounting Standards (SFAS) Number 109, "Accounting for Income Taxes".

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Deferred Acquisition Cost
-------------------------

Deferred acquisition cost consists of expenses incurred related to the purchase of Mildred Elley School, Inc. (Note 16) which will be included in the purchase price and amortized over a thirty year period.

Amortization
------------

Loan origination costs and mortgage costs (see Note 6) are amortized using the straight-line method over the term of the indebtedness. Other capitalized costs are amortized using the straight-line method over a period of five (5) years for software development, seven (7) years for non-compete agreements and eleven (11) years for the test passage bank. Amortization expense totaled $507,387, $416,907 and $245,907 for the years ended October 31, 1998, 1997 and 1996, respectively.

Reserve for Bad Debts
---------------------

The Company, due to its customer base, has experienced virtually no trade bad debts. As a result, no reserve has been provided for.
(See also Note 5)

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 1998 and 1997, the Company's uninsured cash balances totaled $4,492,880 and $848,314, respectively. The Company performs periodic reviews of the relative credit rating of its banks to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

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

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 1998 and 1997, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings (loss) per Share
-------------------------

Earnings (loss) per share for the years ended October 31, 1998, 1997 and 1996 were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also is adjusted for the assumed conversion of shares issuable upon exercise of options and warrants. The Company had a net loss for the year ended October 31, 1997 and, accordingly, common stock equivalents are excluded as the effect would be anti-dilutive.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Earnings (loss) per Share (Continued)
-------------------------

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

Advertising and Marketing
-------------------------

Advertising and marketing costs are expensed as incurred and aggregated $644,471, $374,788 and $291,875 for the years ended
October 31, 1998, 1997 and 1996, respectively.

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income" which is effective for years beginning after December 15, 1997. This standard requires disclosures regarding comprehensive income, the change in an entity's equity during a period from transactions and events other than those resulting from investments by and distributions to owners. The Company will adopt this standard for the fiscal year ended October 31, 1999 and does not believe that adoption would have reflected a material change in amounts reported for the current year.

The Financial Accounting Standards Board has also issued Statement of Financial Standards Number 131 "Disclosures about Segments of an Enterprise, and Related Information" which is effective for years beginning after December 15, 1997. This standard requires disclosures regarding an entities operating segments, products and services, major customers and geographic areas in which they operate. The Company intends to adopt this standard for the year ended
October 31, 1999.

Year 2000 Computer Readiness
----------------------------

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed and implemented a program for Y2K information systems compliance. Accordingly, the Company believes that its financial and information systems are now Y2K compliant. As to third-party relationships, the Company believes that most of these parties intend to be Y2K compliant by January 1, 2000. The costs incurred during fiscal year ended October 31, 1998 were not material and the Company believes that any further costs to be incurred will also not be material.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- BUSINESS ACQUISITIONS
-------------------------------

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

Modern Learning Press, Inc.
---------------------------

In May 1997, a newly-formed wholly-owned subsidiary of the Company, Modern Learning Press, Inc. ("MLP") purchased certain assets of Programs for Education, Inc. In addition to assuming certain liabilities, MLP purchased the assets for $3,200,000. The purchase price paid by MLP consisted of $2,200,000 in cash and a secured promissory note for $1,000,000 bearing interest at a rate of one percent (1%) above prime rate but in no event less than nine percent (9%) per annum and payable in equal quarterly installments over a five year period. The promissory note is secured by certain titles transferred to MLP and is guaranteed by the Company. Among other provisions, the purchase includes a noncompete agreement with the previous owner prohibiting him or any party related to him from competing with the Company for a period of seven (7) years. Included in the purchase price were consulting fees to the former owner for a period of one year. In addition, the Company was required to pay a deferred bonus totaling approximately $254,000 to the previous owner payable on or before September 30, 1997 and has agreed to pay this former owner royalties on sales of certain of MLP's products, for a term of seven (7) years following the closing of the acquisition in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, with increases each year to a maximum of $240,000 in the seventh year. The acquisition is being accounted for using the purchase method of accounting.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- BUSINESS ACQUISITIONS (Continued)
-------------------------------

Pro forma Information
---------------------

The following unaudited pro forma consolidated income statement data
                        ---------
presents the consolidated results of operations of the Company had the transactions involving BETA and MLP occurred at the beginning of the years presented:

                                        Year Ended October 31,
                                1 9 9 8        1 9 9 7        1 9 9 6
                                -------        -------        -------

Net sales                     $6,317,114     $5,485,058     $4,380,337
Net income                       131,202     (1,341,716)       175,311
Basic earnings per share             .02           (.16)           .02
Diluted earnings per share           .02           (.16)           .02

The above pro forma information does not purport to be indicative of
          ---------
what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment are summarized as follows:

                                              October 31,
                                        1 9 9 8         1 9 9 7
                                        -------         -------

Land                                 $  161,367     $   161,367
Building                              1,807,591       1,807,591
Building improvements                   306,844         260,638
Furniture and computer equipment        523,849         406,311
Automobiles                             133,457         133,457
                                      ---------       ---------

                                      2,933,108       2,769,364
Less:  accumulated depreciation       1,179,297       1,029,417
                                      ---------       ---------

                                     $1,753,811      $1,739,947
                                     ==========      ==========

Depreciation expense for the years ended October 31, 1998, 1997 and 1996 was $149,880, $143,482 and $143,860, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - TEST PASSAGE BANK
--------------------------

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

NOTE 5 - LOAN RECEIVABLE
------------------------

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

On February 1, 1994, the Company consolidated the two outstanding subordinated, unsecured demand loans outstanding to HGI. The new note bears interest at a rate of ten percent (10%) per annum, payable annually, and was originally due on February 1, 2002. Additionally, if certain conditions were met, the Company had the right to accelerate the due date.

On November 5, 1996, the Company notified HGI of its intention to accelerate the outstanding obligations in accordance with the above agreements. Pursuant to this notification, the entire principal balance plus accrued interest to date of payment was due by May 5, 1997.

In May 1997, HGI defaulted on its loan to the Company. As a result of an involuntary bankruptcy proceeding against HGI, the Company determined the remaining principal and accrued interest totaling
$405,000 was uncollectible and, accordingly, was written off as a bad debt.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LOAN RECEIVABLE (Continued)
------------------------

In March 1998, the Company entered into an agreement with HGI, Inc. (formerly The Harriman Group Inc.) ("HGI") and one of its officers. The agreement provide for the settlement of the note receivable plus accrued interest from HGI with a face amount of $400,000, for an aggregate of $200,000 which was to be paid prior to October 15, 1998. Payment pursuant to the agreement was guaranteed by an irrevocable letter of credit. The Company has reported the amount collectible pursuant to this agreement and related collateral as a bad debt recovery. The balance, pursuant to the agreement was received in August 1998.

NOTE 6 - MORTGAGE PAYABLE
-------------------------

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

In August 1997, the Company remortgaged its facilities for $1,800,000. Borrowings on the new mortgage incur interest at the rate of 8 1/8% per annum. The mortgage is to be repaid through monthly payments with the balance of the mortgage due in 2007. Proceeds from the mortgage were used to retire the first and second mortgages held by the Bank of New York and certain short-term debt associated with the acquisition of MLP (Note 2). In addition, there is a provision for a $300,000 working capital line of credit. Borrowings under the line of credit incur interest at the rate of one-half of one percent (1/2%) over prime.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:


                                           Interest    Due          October 31,
Description                                  Rate     Date     1 9 9 8      1 9 9 7
-----------                                  ----     ----     -------      -------
Mortgage payable to bank in
  monthly installments of $15,196
  including interest (Note 6)               8 1/8%    2007    $1,758,115   $1,796,585


Note payable to former stockholders
  of BETA in quarterly installments of
  $20,532 including interest (Note 2)       8 1/4%    1999        20,117       96,600

Note payable to shareholder of Programs
  for Education, Inc. in quarterly
  installments of $50,000
  plus interest (Note 2)                    9%        2002       750,000      950,000
                                                               ---------    ---------

                                                               2,528,232    2,843,185

Less:  current  maturities                                       261,034      314,217
                                                               ---------    ---------

Non-current portion                                           $2,267,198   $2,528,968
                                                              ==========   ==========

Long-term debt matures as follows:

Year Ending October 31:
             1999                            $  261,034
             2000                               244,368
             2001                               248,110
             2002                               202,168
             2003                                56,568
             Later years                      1,515,984
                                             ----------

             Principal payments remaining    $2,528,232
                                             ==========


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - SUBORDINATED DEBENTURE AGREEMENT
-----------------------------------------

In October 1998, the Company entered into an agreement whereby it obtained a loan from Cahill Warnock Strategic Partners Fund L.P. and Strategic Associates, L.P. for an aggregate of $4,000,000. This note is subordinate to certain senior indebtedness consisting of a mortage payable aggregating $1,758,115 at October 31, 1998 and margin loans, collateralized by brokerage accounts aggregating $187,642 at October 31, 1998. Interest pursuant to the agreement is incurred at the annual rate of eight percent (8%) and is payable quarterly. The loan, which is due in October 2003, contains provisions for the prepayment of the loan's principal. Among other provisions, the Company has agreed to use the proceeds from the debenture to acquire Mildred Elley School, Inc. (Note 16) and toward the purchase of comparable educational institutions which are approved by the lender. Additionally, the agreement contains provisions for the issuance of warrants, allowing the lender to acquire 2,760,918 shares of the Company's common stock at $.35 per share which are exercisable for a period of 5 years from a designated initial date. At October 31, 1998, warrants for the purchase of 2,208,734 shares of the Company's Common Stock are exercisable. The value of the warrants totaling $588,075 has been reflected as a deferred interest charge which is being amortized over the life of the agreement. The agreement calls for certain restrictive covenants, which the Company is in compliance with at October 31, 1998.

NOTE 9 - RETIREMENT PLANS
-------------------------

The Company has a qualified 401(k) Profit Sharing Plan for all employees who are eighteen years of age and have completed either six months or one thousand hours of employment. The Plan allows total contributions of up to fifteen percent (15%) of the eligible employee's salary through Company contributions and a salary reduction mechanism. Company contributions to the Plan are optional and accrue at the discretion of the Board of Directors. For the years ended October 31, 1998, 1997 and 1996, the Company made a contribution to the profit sharing plan equal to five percent (5%) of each eligible employee's compensation thereby limiting each eligible employee to contribute up to ten percent (10%) of compensation.

Net assets for the Profit Sharing Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, are $1,656,023 at October 31, 1998.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 9 - RETIREMENT PLANS (Continued)
-------------------------

Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, are $741,928 at October 31, 1998.

Pension and profit sharing costs were $233,181, $190,680, and $149,290 for the years ended October 31, 1998, 1997 and 1996, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

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

On November 16, 1992, the Company issued 1,500 shares of $.0001 par value convertible preferred shares to a voting trust, controlled by management, dated August 1992. The shares are entitled to 1,000 votes per share (3,000 votes per share after giving effect to the 3 for 1 stock split on September 22, 1993). The holders of the shares are also entitled to a non-cumulative dividend of $.01 per share. In September 1994, the Company exchanged the 1,500 outstanding $.0001 par value convertible preferred shares for 1,500 shares of $.0001 par value preferred shares. The new preferred shares possess all the rights of the original issue but for the conversion privilege. Pursuant to the Debenture Agreement (Note 8), the 1,500 shares of the Series A preferred stock were redeemed in November 1998.

The Company has designated 1,500 of its 5,000,000 authorized preferred shares as $.0001 par value Series A preferred stock. The remaining 4,998,500 authorized preferred shares have not been designated.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 10 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Stock Option Incentive Plan
---------------------------

The Company has adopted an Amended and Restated 1991 Stock Option Incentive Plan (the "Plan") whereby options to purchase up to an aggregate of 2,500,000 shares of common stock, may be granted to officers, key employees, directors, and consultants of the Company. Subject to the terms of the Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 200,000
shares in any one fiscal year.   All options are 100% vested after 12
months. The exercise price of an option granted under the Plan may not be less than the fair market value of the Company's common stock on the date of the grant.

Stock option incentive plan activity is summarized as follows:

                                                            Option Price
                                               Shares         Per Share
                                               ------         ---------

Options outstanding November 30, 1996        1,052,750      $ .75  - $2.75
Granted                                      1,018,250      $ .53  - $ .72
Canceled                                      (715,750)     $1.42  - $2.75
Exercised                                           --                  --
                                             ---------

Options outstanding October 31, 1997         1,355,250      $ .53  - $2.75
Granted                                        363,500      $1.063
Canceled                                      (116,900)     $ .719 - $1.53125
Exercised                                      (77,900)     $ .625 - $ .72
                                             ---------

Options outstanding October 31, 1998         1,523,950
                                             =========
Options exercisable October 31, 1998         1,160,450
                                             =========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

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

Directors stock option plan activity is summarized as follows:


                                                            Option Price
                                                Shares        Per Share
                                                ------        ---------

Options outstanding - November 1, 1996          10,000      $2.1875
Granted                                          5,000      $ .719
Canceled                                            --
Exercised                                           --
                                               -------

Options outstanding - October 31, 1997          15,000      $ .719 - $2.1875
Granted                                         10,000      $ .719 - $1.063
Canceled                                            --
Exercised                                           --
                                               -------

Options outstanding - October 31, 1998          25,000      $ .719 - $2.1875
                                               =======

Options exercisable - October 31, 1998          15,000
                                               =======

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

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

In March 1997, the Company entered into a consulting agreement with a director of the Company. In exchange for certain consulting services, the Company granted options to this director, under the Plan to purchase 30,000 shares of the Company's common stock. The options are exercisable at $.44 per share. In August 1998, the Company granted additional options to the director to purchase 100,000 shares of the Company's common stock at an exercise price of $.82 per share.

In July 1997, the Company entered into a consulting agreement and in exchange for certain consulting services, the Company granted options, under the plan to purchase 10,000 shares of the Company's common stock. The options are exercisable at $.438 per share.

In November 1997 and February 1998, the Company granted 5,000 options to a consultant pursuant to its Consultants Stock Incentive Plan.
The options are exercisable at $.813 and $.781 per share.

Stock Based Compensation
------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net
                                                     ---------
income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income (loss) and
                                  ---------
earnings (loss) per share for the years ended October 31, 1998, 1997 and 1996 would have been $(136,889) and $(.02), $(1,590,055) and
$(.19) and $54,413 and $.01, respectively had the new method been applied.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: expected volatility of 80%, 73% and 83%, respectively; risk free interest rate of 6.75%; and expected lives of 5 to 10 years.

The effects of applying SFAS 123 in the above pro forma disclosures
                                              ---------
are not indicative of future amounts as they do not include the effects of awards granted prior to 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

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

In November 1995, HGI exercised 600,000 options. In October 1996, HGI exercised the remaining options.

Public Offering
---------------

On June 12, 1992, the Company completed its initial public stock offering under the Securities Act of 1933, as amended. Included in the offering were 300,000 detachable Class B Redeemable Common Stock Purchase Warrant ("B Warrant"). Each Class B Warrant entitled the holder to purchase one (1) share of Common Stock (3 shares after giving effect to the 3 for 1 stock split September 22, 1993) for a period of thirty-six months from the effective date of the offering at a price of $8.00. In March 1996, 8,000 B Warrants were exercised into 24,000 shares of common stock. The remaining 292,000 B Warrants expired in March 1996.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

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

In February 1997, the Company entered into a written consulting agreement with a financial consulting firm. The consultant is to receive 100,000 shares of the Company's common stock and a warrant to purchase 250,000 shares of the Company's common stock for $0.469 per share for a period of five years, in exchange for consulting services. The cost of these services has been valued at $46,875, the market value for the 100,000 shares on the date of issuance and will be expensed over a period of two years. In December 1997, options to purchase 100,000 shares of the Company's common stock were exercised.

In March 1997, the Company entered into a written consulting agreement with a financial consulting firm. The consultant is to receive a warrant to purchase 250,000 shares of the Company's common stock in exchange for consulting services. The warrants are exercisable for $.50 per share for a period of five years.

In August 1997, the Company entered into written consulting agreements with two financial consulting firms. The consultants are to each receive 50,000 shares of the Company's common stock and a warrant to purchase 125,000 shares of the Company's common stock for $0.469 per share for a period of five years, in exchange for consulting services. The cost of these services for each consultant has been valued at $23,438, the market value for such shares on the date of issuance and will be expensed over a period of one year.

Due to the fact that the compensation for these shares has not yet been earned, this amount is being reflected as a reduction to stockholders' equity in 1997.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  11 - INCOME TAXES
-----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:


                                                October 31,
                                          1 9 9 8         1 9 9 7
                                          -------         -------
  Deferred tax asset:
     Goodwill                            $ 737,336      $  790,460

  Deferred tax liability:
     Test passage bank                    (347,188)       (454,738)
                                         ---------      ----------

  Net deferred tax asset                 $ 390,148      $  335,722
                                         =========      ==========

The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded.

The Company's income tax expense consists of the following:


                                                        October 31,
                                           1 9 9 8       1 9 9 7       1 9 9 6
                                           -------       -------       -------
  Current:
     Federal                             $  36,353     $  22,834     $  74,345
     State                                  47,078         4,140        25,805
                                         ---------     ---------     ---------


                                         $  83,431     $  26,974     $ 100,150
                                         ---------     ---------     ---------
  Deferred:
     Federal                             $ (33,396)    $(651,166)    $ (57,059)
     State                                 (21,030)     (205,777)      (23,882)
                                         ---------     ---------     ---------

                                         $ (54,426)    $(856,943)    $ (80,941)
                                         ---------     ---------     ---------

  Provision (benefit) for income taxes   $  29,005     $(829,969)    $  19,209
                                         =========     =========     =========



                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11 - INCOME TAXES (Continued)
----------------------

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company's effective rate is as follows:

                                                  Year Ended October 31,
                                              1 9 9 8    1 9 9 7    1 9 9 6
                                              -------    -------    -------

U.S. Federal income tax statutory rate           34%       (34)%       34%

State income tax, net of Federal income
      tax benefit                                 7         (7)         7


Other - including tax free income, Goodwill
      and net operating losses                  (23)         3        (32)
                                                ---        ---        ---

Effective tax rate                               18%       (38)%        9%
                                                ===        ===        ===


NOTE 12 - EMPLOYMENT AGREEMENTS
-------------------------------

In March 1996, the Company entered into employment agreements with three of its key employees. The agreements are for a three-year term aggregating approximately $300,000 per year in base salary and are automatically extended each year unless the Company notifies the employee, in writing at least 60 days prior to the anniversary date, that the agreement will not be extended.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - EMPLOYMENT AGREEMENTS (Continued)
-------------------------------

As part of the acquisition of BETA (Note 2), the Company entered into an employment agreement with a former stockholder and officer of BETA. The agreement names this former officer as a Vice President of the Company and the President and Chief Executive officer of BETA. In addition to other terms and conditions, the agreement is for a three-year period, renewing annually unless terminated in writing, and provides for compensation of $100,000 per year plus a bonus based upon meeting certain sales goals. The Company also granted an option pursuant to the Company's Amended & Restated 1991 Stock Option Incentive Plan, to an officer of BETA to purchase 125,000 shares of the Company's common stock at $.531 per share, the fair market value of the Company's common stock on the date of the grant. The option may be exercised for a four-year period commencing one year from the date of the grant.

As of May 1, 1997, MLP entered into an employment agreement with a key employee, pursuant to which the employee agreed to remain as MLP's president and publisher for a term of one-year at an annual base salary of $72,000, subject to automatic yearly extensions and certain rights of termination.

NOTE 13 - MAJOR CUSTOMERS
-------------------------

Revenues to single customers that exceed 10% of total revenues were as follows:


                                                  Year Ended October 31,

                                              1 9 9 8    1 9 9 7    1 9 9 6
                                              -------    -------    -------

                Customer A                    $    --    $    --   $479,530
                Customer B                         --         --         --

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - IRS EXAMINATION
-------------------------

The Internal Revenue Service conducted an examination of the Company's corporation income tax returns for the year ended October 31, 1995. The examination resulted in no change to the Company's corporation income tax returns filed for that year.

NOTE 15 - LEASE COMMITMENTS
---------------------------

Two of the Company's subsidiaries lease office and warehouse space under non-cancelable operating leases. The following is a schedule of future minimum rental payments required at October 31, 1998:

               Year Ending October 31,
                         1999                     $ 6,900
                         2000                       6,900
                         2001                       2,300
                         2002                          --
                         2003                          --
                         2004 and after                --
                                                  -------

                                                  $16,100
                                                  =======

Net rental expense totaled $29,144, $14,684 and $ -0- for the years ended October 31, 1998, 1997 and 1996, respectively.

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

Acquisition of Mildred Elley
----------------------------

On November 2, 1998, a newly formed wholly owned subsidiary of TES, MESI Acquisition Corp. ("MESI") purchased all of the operating assets of Mildred Elley School, Inc. ("Elley"). In addition to assuming certain liabilities, MESI purchased the assets for $3,000,000. The purchase price paid by MESI consisted of $2,000,000 in cash and a promissory note for $1,000,000 bearing interest at a rate of eight and one-half percent (8.5%) per annum. Principal and interest payments are payable at the beginning of each quarter commencing on February 1, 1999 until maturity on January 1, 2004.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SUBSEQUENT EVENTS (Continued)
---------------------------

Acquisition of Mildred Elley (Continued)
----------------------------

As a result of the acquisition, TES assumed the obligations relating to employment agreements with the former majority shareholder of Elley and three key employees. The agreement names the former majority shareholder as the President and Chief Executive Officer of MESI as well as the Executive Vice President of TES. The three other employment agreements are for the Director of Financial Aid, Vice President of Sales and Marketing and Controller of MESI. In addition to other terms and conditions, the agreements are for a three-year period for the President and Vice President of Sales and Marketing and a one-year period for the other two. All the employment agreements renew annually unless terminated in writing. The compensation package for each agreement is as follows:

       President and CEO - Base salary of $150,000 plus an annual bonus of six percent of earnings of MESI before interest and taxes in excess of ten percent of the purchase price of Elley.
       Director of Financial Aid - Base salary of $75,000.
       Vice President of Sales and Marketing - Base salary of $100,000 plus a signing bonus of $6,000.
       Controller of MESI - Base salary of $50,000.

The Company granted options pursuant to the Company's Amended & Restated 1991 Stock Option Incentive Plan to each of the employees above to purchase 150,000, 5,000, 5,000 and 5,000 respectively of the Company's common stock at $0.8125 per share, the fair market value of the Company's common stock on the date of grant. The option may be exercised for a five-year period commencing one year from the date of grant.

Issuance of Stock Options
-------------------------

In November 1998, the Company granted options pursuant to the Company's Amended & Restated 1991 Stock Option Incentive Plan to 5 employees to purchase an aggregate of 531,600 shares of the Company's common stock at $.72 per share.

                             SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.


January 20, 1999       By:  /s/ ANDREW L. SIMON
                       ----------------------------------------
                       Andrew L. Simon
                       President, Chief Executive Officer and
                       Chief Financial Officer (principal executive
                       officer and principal financial officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                   Title                     Date
     ---------                   -----                     ----


/s/ ANDREW L. SIMON        Director and Chairman
-------------------
    Andrew L. Simon            of the Board          January 20, 1999




/s/ WALTER B. BARBE            Director              January 20, 1999
-------------------
    Walter B. Barbe



/s/ MICHAEL D. BECK            Director              January 20, 1999
-------------------
    Michael D. Beck



/s/ STEVEN R. BERGER           Director              January 20, 1999
--------------------
    Steven R. Berger



/s/ JOSEPH A. FERNANDEZ        Director              January 20, 1999
-----------------------
    Joseph A. Fernandez



/s/ STEPHEN H. IVENS           Director              January 20, 1999
--------------------
    Stephen H. Ivens



/s/ LINDA G. STRALEY           Director              January 20, 1999
--------------------
    Linda G. Straley



/s/ DAVID L. WARNOCK           Director              January 20, 1999
--------------------
    David L. Warnock