Form 10QSB
period 1999-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1999-03-17
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number     0-20303
                       ---------------------------------------------

               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
-----------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

         Delaware                             13-2846796
---------------------------------   -----------------------------------
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


-----------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                    if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X          No
    -------------------    -----------------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes              No
    ------------    ------------

               APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 3, 1999: 8,567,222 shares of Common Stock, par
       ----------------------------------------------------------
value $0.0001 per share (approximately 2,136,805 shares after
-------------------------------------------------------------
giving effect to the one-for-four reverse stock split which was
---------------------------------------------------------------
effected on March 4, 1999).
---------------------------

      Transitional Small Business Disclosure Format (check one):

Yes               No       X
    -------------    --------------

                                   PART 1

                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The financial statements for the Company's fiscal quarter ended January 31, 1999 are attached to this Report, commencing at page F-1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998 ("Fiscal 1998"), which may cause actual results to differ materially from those described.

BACKGROUND

         For over 20 years, TASA served the education market with essentially one type of assessment product. Beginning in 1997 and through November 1998, by a series of acquisitions, the Company has expanded into, and now serves, three segments of the educational market: (1) the educational assessment and evaluation market with our standardized assessment products, including the Degrees of Reading Power (DRP) tests, and through Beck Evaluation and Testing Associates, Inc. ("BETA"), the Company's custom test design division; (2) the instructional market through Modern Learning Press, Inc. ("MLP"); and (3) the educational delivery market through our post-secondary proprietary school division, which is now known as TASA Educational Services Corp. ("TES").
In an effort to report the revenues in each of these areas in a more meaningful manner, revenues will be reported for these three categories and prior periods will be recharacterized into these segments for comparative purposes.

RESULTS OF OPERATIONS

         The following table compares the revenues for each of the assessment division, the instructional division and the educational delivery division for the first quarter ended January
31, 1999 versus the first quarter ended January 31, 1998.


         RESULTS OF OPERATIONS FOR THE FIRST FISCAL QUARTER



                                      1999      1998        % Change
                                      ----      ----        --------

                                 (in thousands of dollars)



Assessment Products Revenues        1,043.6   1,069.3         -2.4


Instructional Revenues                201.9     228.4        -11.6


Educational Delivery Revenues       1,110.6        --          N/A
                                    -------   -------        -----

    Total Revenues                  2,356.1   1,297.7        +81.6


         The following are selected ratios as a percentage of revenues on the Company's financial statements:



                                          January 31,     January 31,
                                             1999            1998
                                          -----------     -----------


      Revenues                               100%            100%
                                             ----            ----
             Gross Profit Margin              59              72

      Operating Expense:

             Selling Expense                  23              25

             General & Administrative         44              46


      Income (Loss) from Operations           (8)              1

             Other Income (Expense)           (6)             (4)

      Pre-Tax Loss                           (14)             (3)

      Net Loss                                (9)             (3)


            REVENUES.  For the three-month period ended January
            --------
31, 1999 (the "Current Quarter"), revenues were $2,356,127, representing an 82% increase, or $1,058,383, over $1,297,744 for the three-month period ended January 31, 1998 (the "Comparable Quarter"). The overall increase was due to the acquisition of the Mildred Elley post-secondary proprietary schools in November 1998. Revenues for assessment products and services decreased 2.4%, or $25,680, from $1,069,315 in the Comparable Quarter to $1,043,635 during the Current Quarter. This decrease was due to the decision of New York State to eliminate the third and sixth grade PEP testing program. Such decline in New York State contract income had been previously identified by the Company at the end of last year. As this contract was part of last year's revenue, it has a negative effect on the Company's year-to-year comparisons. However, on the positive side, in the Current Quarter, BETA's business and the Company's catalog sales have increased a total of 13% as compared to the Comparable Quarter.

            Instructional revenues in the Current Quarter decreased 11.6% versus the Comparable Quarter (from $228,429 to $201,901). In late 1998, management made the decision to shift its marketing focus and direct sales representation as well as to engage in cooperative marketing efforts. These programs are now being put into place and management believes that the results will be seen in the third and fourth fiscal quarters, traditionally peak sales periods for MLP.

            Revenues from our newly acquired school division were $1,110,591 for the Current Quarter. As this is a new area of the educational market for the Company, there is no applicable comparison to the Comparable Quarter.

            COST OF GOODS SOLD.  Cost of goods sold in the
            ------------------
Current Quarter increased 166%, or $602,980, from $363,596 in the Comparable Quarter to $966,576 in the Current Quarter. Because the percentage increase in revenues for the Current Quarter is less than the percentage increase in cost of goods sold, this indicates that cost of goods sold as a percentage of revenues increased from 28% in the Comparable Quarter to 41% in the Current Quarter. This can be explained by a significant change in product and service mix. Specifically, with the elimination of the New York State contract, coupled with the significant increase in BETA revenues, the cost to deliver the assessment products and services increased from 29% to 45% of assessment revenues. We expect the cost of goods sold as a percentage of revenues to decrease during the latter part of the year as we move into our heavy volume periods for both catalog assessment and instructional product sales.

            GROSS PROFIT.  In the Current Quarter, gross profit
            ------------
increased by 49%, or $455,403, from $934,148 in the Comparable Quarter to $1,389,551. The increase in gross profit is attributable to increases in revenues. Even though gross profit increased, gross profit margins decreased from 72% in the Comparable Quarter to 59%, because of the change in the product mix with varying profit margins comprising the Company's revenues.

            SELLING EXPENSES.  Selling expenses for the Current
            ----------------
Quarter increased by 69%, or $222,532, from $322,827 in the Comparable Quarter to $545,359 in the Current Quarter. However for the Current Quarter, selling expenses were 23% of revenues versus 25% for the Comparable Quarter. This decline of selling expenses as a percentage of revenues is due to increased revenues for BETA and our educational delivery division, both of which entail lower marketing expenditures than the assessment division.

            GENERAL AND ADMINISTRATIVE EXPENSES.  The Company's
            -----------------------------------
general and administrative expenses increased 72%, or $431,877, from $601,981 in the Comparable Quarter to $1,033,858 in the Current Quarter. However, general and administrative expenses are now 44% of revenues versus 46% in the Comparable Quarter. Management believes that this percentage will decrease further during the fiscal year as the Company moves into its higher sales volume periods.

            INCOME (LOSS) FROM OPERATIONS.  Loss from operations
            -----------------------------
for the Current Quarter was ($189,666) as opposed to income from operations of $9,340 in the Comparable Quarter. The most significant factor in this decline is the loss of the revenues from the New York State contract in a quarter which is traditionally low for catalog sales.

            EBITDA.  Earnings before interest, taxes,
            ------
depreciation, and amortization was $104,850 for the Current
Quarter versus $222,314 in the Comparable Quarter.

            OTHER INCOME (EXPENSE).  Other expense increased to
            ----------------------
$132,732 in the Current Quarter from $52,358 in the Comparable Quarter. The increase in expenses are directly attributable to the interest expense incurred with the acquisition of Mildred Elley.

            LOSS BEFORE INCOME TAXES.  The Company had a loss of
            ------------------------
($322,398) for the Current Quarter versus a loss of ($43,018) for the Comparable Quarter.

            NET LOSS AND EARNINGS PER SHARE.  Loss after taxes
            -------------------------------
was ($200,357) for the Current Quarter versus a loss of ($33,047) for the Comparable Quarter. Loss per share was ($.02) based on weighted average shares outstanding of 8,567,222 (the number of shares of Common Stock outstanding prior to the effectiveness of the reverse stock split on March 4, 1999). In the Comparable Quarter, the loss per share was ($.00) based upon 8,447,564 shares outstanding. After giving effect to the one-for-four reverse stock split effected by the Company on March 4, 1999, the loss per share would have been ($.09) based on weighted average shares outstanding of 2,141,806 in the Current Quarter, and ($.02) based on weighted average shares outstanding of 2,111,891 in the Comparable Quarter.

LIQUIDITY AND CAPITAL RESOURCES

            WORKING CAPITAL. Working capital for the Current
            ---------------
Quarter was $3,366,190, down from $5,824,816 at the beginning of the fiscal year. The $2.5 million decrease was due to the acquisition of the Mildred Elley schools in November 1998. The ratio of current assets to current liabilities was 2.23 to 1.0 at the end of the Current Quarter.

            CASH FLOW FROM OPERATING ACTIVITIES.  For the Current
            -----------------------------------
Quarter, the Company had a negative cash flow from operations of $1,100,550 versus $51,747 in the Comparable Quarter. The factors contributing to this negative flow were the paydown of prepaid expenses ($290,712) relating to the Mildred Elley acquisition; accounts payable and accrued expenses ($793,009) and tuition receivable ($595,466), as Mildred Elley must extend its students loans for tuition until the schools are reinstated into the Federal Loan Program. Further, Pell Grant money for tuition was received in late February following the change of ownership approval by the U.S. Department of Education in that month.

            CASH FLOW FROM INVESTING ACTIVITIES.  For the Current
            -----------------------------------
Quarter, the Company had a net cash outflow of $2,120,224, which is primarily attributable to the acquisition of the Mildred Elley schools as opposed to a net cash outflow of $171,665 in the Comparable Quarter.

            CASH FLOW FROM FINANCING ACTIVITIES.  For the Current
            -----------------------------------
Quarter, the Company had a net cash outflow of $286,540 versus $25,185 in the Comparable Quarter. The outflow was essentially attributable to the paydown of certain debt ($100,000) relating to the Mildred Elley acquisition as well as the servicing of long-term debt associated with the MLP and Mildred Elley acquisitions.

            YEAR 2000 MATTERS.  In Fiscal 1998, the Company
            -----------------
developed and implemented a program to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Accordingly, the Company believes that its financial and information systems are now Year 2000 compliant. As to third-party relationships, the Company believes that most of these parties intend to be Year 2000 compliant by January 1, 2000; however, there can be no assurance that this will be the case. The costs incurred during Fiscal 1998 were not material and the Company believes that any further costs to be incurred will also not be material. Any of the Company's programs that recognize a date using "00" as other than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.


                                 PART II

                           OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            None.


ITEM 2.     CHANGES IN SECURITIES

            On March 4, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation effecting a one-for-four reverse stock split of the Company's common stock, par value $.0001 per share. See Item 4 below.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its annual meeting of stockholders on March 4, 1999. At the meeting, the stockholders took the following actions:

   (i) The proposal to elect Walter B. Barbe as a director of the Company was approved by a vote of 7,619,885 votes in favor of his election, with 99,418 votes against and no abstentions and broker non-votes, representing a vote of 98.7% of the votes present cast in favor of the election of Dr. Barbe.

   (ii) The proposal to elect Michael D. Beck as a director of the Company was approved by a vote of 7,619,885 votes in favor of his election, with 99,418 votes against and no abstentions and broker non-votes, representing a vote of 98.7% of the votes present cast in favor of the election of Mr. Beck.

   (iii) The proposal to elect Steven R. Berger as a director of the Company was approved by a vote of 7,619,885 votes in favor of his election, with 99,418 votes against and no abstentions and broker non-votes, representing a vote of 98.7% of the votes present cast in favor of the election of Mr. Berger.

   (iv) The proposal to elect Joseph A. Fernandez as a director of the Company was approved by a vote of 7,619,885 votes in favor of his election, with 99,418 votes against and no abstentions and broker non-votes, representing a vote of 98.7% of the votes present cast in favor of the election of Dr. Fernandez.

   (v) The proposal to elect Andrew L. Simon as a director of the Company was approved by a vote of 7,619,885 votes in favor of his election, with 99,418 votes against and no abstentions and broker non-votes, representing a vote of 98.7% of the votes present cast in favor of the election of Mr. Simon.

   (vi) The proposal to elect Linda G. Straley as a director of the Company was approved by a vote of 7,619,885 votes in favor of her election, with 99,418 votes against and no abstentions and broker non-votes, representing a vote of 98.7% of the votes present cast in favor of the election of Ms. Straley.

   (vii) The proposal to elect David L. Warnock as a director of the Company was approved by a vote of 7,619,885 votes in favor of his election, with 99,418 votes against and no abstentions and broker non-votes, representing a vote of 98.7% of the votes present cast in favor of the election of Mr. Warnock.

   (viii) The proposal to amend the Company's Certificate of Incorporation to effect a one-for-four reverse stock split was approved by a vote of 6,887,461 votes in favor of the proposal, with 799,742 votes against and 32,100 abstentions and broker non-votes, representing a vote of 80.4% of the issued and outstanding shares of the Company eligible to vote cast in favor of the proposal.

   (ix)   The proposal to ratify the appointment of Lazar, Levine
          & Felix LLP as the independent auditors of the Company was adopted by a vote of 7,641,240 votes in favor of the proposal, with 32,218 votes against, 45,845 votes abstaining and no broker non-votes, representing a vote of 99.0% of the votes present cast in favor of the proposal.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


            Exhibit 3.1   --   Certificate of Incorporation of the
                               Company

            Exhibit 3.2   --   Certificate of Amendment of Certificate
                               of Incorporation, filed March 4, 1999


            Exhibit 11    --   Computation of Earnings per Common Share


            Exhibit 27    --   Financial Data Schedule


          (b)  Reports on Form 8-K

               Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 1998 (and the Amendment to that Current Report filed with the SEC on January 21, 1999) (reporting the acquisition by the Company's subsidiary of substantially all the assets of Mildred Elley Schools, Inc.);

               Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 1998 (reporting the redemption of the Series A Preferred Stock, par value $.0001 per share by the Company)

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE FISCAL QUARTER ENDED JANUARY 31, 1999



       Consolidated Balance Sheets                                        F-1

       Consolidated Statements of Operations and Comprehensive Income     F-3

       Consolidated Statements of Cash Flows                              F-4

       Notes to Consolidated Financial Statements                         F-6



                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS
                                                  January 31,       October 31,
                                                    1 9 9 9           1 9 9 8
                                                    -------           -------
     ASSETS
     ------

Current assets:
  Cash and temporary investments                  $ 1,472,916       $ 4,980,230
  Marketable securities                               188,471           186,376
  Accounts receivable                               1,024,895         1,287,264
  Tuition and accounts receivable, net
   of allowance                                     2,503,069                --
  Inventories                                         453,524           478,869
  Prepaid expenses and other current assets           471,177           173,679
                                                  -----------       -----------

     Total current assets                           6,114,052         7,106,418

Property, plant and equipment - net of
  accumulated depreciation of $1,213,529
  and $1,179,297, respectively                      2,068,875         1,753,811

Other assets:
  Deferred acquisition costs                               --           353,406
  Tuition and accounts receivable - net of
   current portion and allowance                      557,907                --
  Notes and interest receivable                       159,327                --
  Test passage bank, net of accumulated
    amortization of $1,558,272 and $1,474,302
    respectively                                    2,673,465         2,675,624
  Software development costs, net of
    accumulated amortization of $110,857 and
    $88,702, respectively                             328,635           350,790
  Goodwill, net of accumulated amortization of
    $161,091 and $122,993                           3,658,881           739,264
  Noncompete agreements, net of accumulated
    amortization of $119,085 and $101,095             380,915           398,905
  Deferred income taxes                               470,575           390,148
  Other assets                                        312,741           306,274
                                                   ----------        ----------

    Total assets                                  $16,725,373       $14,074,640
                                                  ===========       ===========

See notes to consolidated financial statements.



                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 2 of 2
                        CONSOLIDATED BALANCE SHEETS

                                                  January 31,       October 31,
                                                    1 9 9 9           1 9 9 8
                                                    -------           -------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


Current liabilities:
  Note payable to bank                           $   400,000        $        --
  Current portion of long-term debt                  450,918            261,034
  Accounts payable and accrued expenses            1,056,012          1,020,568
  Deferred revenue                                   840,932                 --
                                                 -----------        -----------

     Total current liabilities                     2,747,862          1,281,602

Long-term debt:
  Subordinated debt                                4,000,000          4,000,000
  Long-term debt less current portion              3,600,947          2,267,198
                                                 -----------         ----------

     Total liabilities                            10,348,809          7,548,800
                                                 -----------         ----------

Stockholders' equity: (Note 4)
  Preferred stock, $.0001 par value, 5,000,000
    authorized, none and 1,500 issued and
    outstanding, respectively                             --                 --
  Common stock, $.0001 par value, 20,000,000
    authorized, 2,141,806 shares issued
    and outstanding                                      214                214
  Additional paid-in capital                       5,052,479          5,052,479
  Deferred interest                                 (558,671)          (588,075)
  Stock subscription receivable                           --            (14,350)
  Unearned compensatory stock                        (28,999)           (37,187)
  Retained earnings                                1,906,478          2,106,835
  Accumulated other comprehensive income               5,063              5,924
                                                 -----------        -----------

     Total stockholders' equity                    6,376,564          6,525,840
                                                 -----------        -----------

     Total liabilities & stockholders' equity    $16,725,373        $14,074,640
                                                 ===========        ===========

See notes to consolidated financial statements.



                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                       Three Months Ended
                                                           January 31,
                                                    1 9 9 9           1 9 9 8
                                                    -------           -------

Assessment products revenues                      $ 1,043,635       $ 1,069,315
Educational delivery revenues                       1,110,591                --
Instructional revenues                                201,901           228,429
                                                  -----------       -----------

Total net revenues                                  2,356,127         1,297,744

Cost of goods sold                                    966,576           363,596
                                                  -----------       -----------

Gross profit                                        1,389,551           934,148
                                                  -----------       -----------

Operating expenses:
  Selling expenses                                    545,359           322,827
  General and administrative expenses               1,033,858           601,981
                                                  -----------       -----------

Total operating expenses                            1,579,217           924,808
                                                  -----------       -----------

(Loss) income from operations                        (189,666)            9,340

Other income (expense):
  Interest expense                                   (215,974)          (63,222)
  Loss on sale of assets                              (14,137)               --
  Other income                                         56,569                --
  Investment income                                    40,810            10,864
                                                  -----------       -----------

Loss before income taxes                             (322,398)          (43,018)

Income tax benefit                                   (122,041)           (9,971)
                                                  -----------       -----------

Net loss                                             (200,357)          (33,047)

Other comprehensive loss, net of tax
       unrealized holding loss on securities
       arising during the period                         (861)              (59)
                                                  -----------       -----------

Total comprehensive loss                          $  (201,218)      $   (33,106)
                                                  ===========       ===========

Weighted average shares outstanding (Note 4)
  Basic                                             2,141,806         2,111,891
  Diluted                                           2,141,806         2,111,891

Earnings per share
  Basic                                           $      (.09)      $      (.02)
  Diluted                                         $      (.09)      $      (.02)

See notes to consolidated financial statements.



                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 1 of 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                           January 31,
                                                    1 9 9 9           1 9 9 8
                                                    -------           -------
OPERATING ACTIVITIES
  Net loss                                         $ (200,357)      $   (33,047)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                    252,084           212,976
     Deferred income taxes                            (80,427)          (10,971)
     Financial advisory services                        8,188            19,906
     Deferred interest                                 29,404                --
     Loss on sale of auto                              14,137                --
  Changes in operating assets and liabilities:
     Accounts receivable                              248,570           187,526
     Inventory                                         25,345            24,146
     Prepaid expenses                                (290,712)         (181,676)
     Other assets                                     (46,431)               --
     Tuition receivable                              (595,466)               --
     Deferred revenue                                 328,124                --
     Accounts payable and accrued expenses           (793,009)         (270,607)
                                                   ----------       -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES           (1,100,550)          (51,747)
                                                   ----------       -----------

INVESTING ACTIVITIES
  Test passage bank                                   (81,811)          (63,972)
  Software development costs                               --           (58,980)
  Acquisition of fixed assets                        (173,009)          (48,713)
  Proceeds from sale of auto                           13,200                --
  Acquisition of subsidiary                        (1,878,604)               --
                                                   ----------       -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES           (2,120,224)         (171,665)
                                                   ----------       -----------

FINANCING ACTIVITIES
  Net borrowings on note payable to bank             (150,000)               --
  Net proceeds from exercise of warrants                   --            45,125
  Net borrowings on loan payable                       (2,956)            6,971
  Stock subscriptions received                         14,350                --
  Repayment of long-term debt                        (147,934)          (77,281)
                                                   ----------       -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES             (286,540)          (25,185)
                                                   ----------       -----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS       (3,507,314)         (248,597)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                            4,980,230         1,156,664
                                                   ----------       -----------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD    $1,472,916       $   908,067
                                                   ==========       ===========


See notes to consolidated financial statements.




                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 2 of 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                           January 31,
                                                    1 9 9 9           1 9 9 8
                                                    -------           -------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $  216,570         $ 70,172
                                                   ==========         ========

  Income taxes paid                                $   31,379         $ 41,200
                                                   ==========         ========

SUMMARY OF ACQUIRED SUBSIDIARY:
  Assets acquired consisting primarily
    of Goodwill                                    $6,916,234         $     --
  Liabilities assumed                               3,562,828               --
                                                   ----------         --------

  Net purchase price                               $3,353,406         $     --
                                                   ==========         ========























See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 1999 and October 31, 1998 and the consolidated results of operations and comprehensive income for the three months ended January 31, 1999 and 1998 and consolidated cash flows for the three months ended January 31, 1999 and 1998.

The consolidated results of operations for the three months ended
January 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its directly and indirectly wholly-owned subsidiaries, Beck Evaluation & Testing Associates, Inc., Modern Learning Press, Inc. ("MLP"), TASA Educational Services Corp. ("TES") and MESI Acquisition Corp. ("MESI"). All material intercompany transactions have been eliminated in consolidation.

Goodwill
--------

Included in the MESI purchase (Note 2) is goodwill totaling
$2,957,715. The goodwill is being amortized over a 30 year period.

Concentration of Credit Risk
----------------------------

As part of its acquisition of Mildred Elley School, Inc. ("Elley") the Company acquired unsecured student loans which are being reflected at net realizable value. The risk of loss to the Company is the balance owed by the student at the time of any default. The Company plans to monitor these loans as closely as possible to mitigate the potential risk.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Tuition and Accounts Receivable
-------------------------------

MESI provides alternate financing arrangements for those students who do not qualify for federal and state financial aid to cover their tuition. Since student contracts acquired as part of the Elley acquisition have varying repayment terms which extend beyond the next 12 month period, these receivables have been classified as current and non-current with the portion to be collected beyond the next 12 month period being the non-current portion.

Deferred Revenue
----------------

The Company recognizes tuition revenue ratably over the academic semester. Deferred revenue represents that portion of the tuition which has not been earned as of January 31, 1999.

NOTE 2 - ACQUISITION OF MILDRED ELLEY
-------------------------------------

In November 1998, a newly-formed wholly-owned subsidiary of TES, MESI purchased all of the operating assets of Elley. MESI purchased the assets for $3,000,000 plus assuming certain liabilities. The purchase price paid by MESI consisted of $2,000,000 in cash and a promissory note for $1,000,000 bearing interest at a rate of eight and one-half percent (8.5%) per annum. Principal and interest payments are payable at the beginning of each quarter commencing on February 1, 1999 until maturity on January 1, 2004.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - ACQUISITION OF MILDRED ELLEY (Continued)
-------------------------------------

As a result of the acquisition, TES assumed the obligations relating to employment agreements with the former majority shareholder of Elley and three key employees. The agreement names the former majority shareholder as the President and Chief Executive Officer of MESI as well as the Executive Vice President of TES. The three other employment agreements are for the Director of Financial Aid, Vice President of Sales and Marketing and Controller of MESI. In addition to other terms and conditions, the agreements are for a three-year period for the President and Vice President of Sales and Marketing and a one-year period for the Director of Financial Aid and Controller. The term of each of the employment agreements is automatically extended an additional year on its anniversary date unless terminated in writing.

The Company granted options to each of the employees named above pursuant to the Company's Amended & Restated 1991 Stock Option Incentive Plan to purchase 150,000, 5,000, 5,000 and 5,000 shares (37,500, 1,250, 1,250 and 1,250 shares after giving effect to the one-for-four reverse stock split - see note 4), respectively, of the Company's common stock at $0.8125 ($3.25 after giving effect to the one-for-four reverse stock split) per share, the fair market
value of the Company's common stock on the date of grant.   Each
option may be exercised for a nine-year period commencing one year from the date of grant.

NOTE 3 - ISSUANCE OF STOCK OPTIONS
----------------------------------

In November 1998, the Company granted options pursuant to the Company's Amended & Restated 1991 Stock Option Incentive Plan to five employees to purchase an aggregate of 277,500 shares (69,375 shares after giving effect to the one-for-four reverse stock split) of the Company's common stock at $0.72 ($2.88 after giving effect to the one-for-four reverse stock split) per share.

NOTE 4 - REVERSE STOCK SPLIT
----------------------------

On March 4, 1999, the Company effected a one-for-four reverse split. The effect of the split is being presented retroactively for all periods presented.

                               SIGNATURE

          In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                         By: /s/ ANDREW L. SIMON
                             ---------------------------------------
                             Andrew L. Simon
                             President, Chief Executive Officer
                                 and Chief Financial Officer





Date:   March 17, 1999