Form 10QSB
period 1999-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1999-06-14
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 7, 1999: 2,141,801 shares of Common Stock, par
       ----------------------------------------------------------
value $0.0001 per share
-----------------------

      Transitional Small Business Disclosure Format (check one):

Yes               No       X
    -------------    --------------

                                 PART 1

                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements for the Company's fiscal quarter ended April 30, 1999 are attached to this Report, commencing at page F-1.

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

BACKGROUND

For over 20 years, TASA served the educational market with essentially one type of assessment product. Beginning in 1997 and through November 1998, through a series of acquisitions, the Company has expanded into, and now serves, three segments of the educational market: (1) the educational assessment and evaluation market with our standardized assessment products, including the Degrees of Reading Power (DRP) tests, and through Beck Evaluation and Testing Associates, Inc. ("BETA"), the Company's custom test design division; (2) the instructional market through Modern Learning Press, Inc. ("MLP"); and (3) the educational delivery market through the Company's post-secondary proprietary school division, which is now known as TASA Educational Services Corp. ("TESC"), a subsidiary of the Company which operates as a holding company for the school division, and which operates the Mildred Elley Schools through MESI Acquisition Corp. ("MESI"). In an effort to report the revenues in each of these areas in a more meaningful manner, the Company is reporting revenues in these three discrete categories and prior periods will be recharacterized into these segments for comparative purposes.


RESULTS OF OPERATIONS

The following table compares the revenues for each of the assessment division, the instructional division and the educational delivery division for the six-month period ended April 30, 1999 versus the six-month period ended April 30, 1998 and for the second quarter ended April 30, 1999 versus the second quarter ended April 30, 1998.


           RESULTS OF OPERATIONS FOR THE SECOND FISCAL QUARTER
            AND FOR THE SIX-MONTH PERIOD ENDED APRIL 30, 1999


                                     Six Months                     Three Months
                                   Ended April 30,        %        Ended April 30,       %
                                  1999        1998     Change     1999        1998    Change
                                  ----        ----     ------     ----        ----    ------
                                   (in thousands                   (in thousands
                                    of dollars)                      of dollars)

Assessment Products Revenues    $2,077.9   $1,868.0     +11.2    $1,034.2    $798.7    +29.5
Instructional Revenues             573.5      546.9      +4.9       371.6     318.5    +16.7
Educational Delivery Revenues    2,548.5         --       N/A     1,437.9        --      N/A
                                --------   --------    ------    --------  --------   ------
Total Revenues                  $5,199.9   $2,414.9    +115.3    $2,843.7  $1,117.2   +154.5

The following are selected ratios as a percentage of revenues on the Company's financial statements:


                                        Six Months              Three Months
                                      Ended April 30,          Ended April 30,
                                    1999          1998       1999          1998
                                    ----          ----       ----          ----
                                                 (in percentages)


      Revenues                      100%          100%       100%          100%
      Gross Profit Margin            62            67         65            62
      Operating Expense:
        Selling Expense              21            30         20            36
        General &  Administrative    42            49         40            52
        Bad Debt Recovery             0            (8)         0           (18)
      Income (Loss) from Operations  (1)           (4)         5            (8)
        Other (Expense)              (5)           (4)        (5)           (4)
      Pre-Tax (Loss)                 (6)           (8)        (0)          (12)
      Net (Loss)                     (4)           (8)        (0)          (14)



FOR THE THREE MONTHS ENDED APRIL 30, 1999

      REVENUES.  For the three-month period ended April 30,
      --------
1999 (the "Current Quarter"), revenues were $2,843,805, representing a 155% increase, or $1,726,612, over $1,117,193 for the three-month period ended April 30, 1998 (the "Comparable Quarter"). This increase resulted from the acquisition of the Mildred Elley Schools in November 1998 as well as increases in revenues in the Company's assessment and instructional divisions during the Current Quarter.

      Revenues for assessment products and services increased 29%, or $235,494, to $1,034,230 in the Current Quarter from $798,736 in the Comparable Quarter. Of this increase, the Company's proprietary test division featuring DRP products reflected a revenue increase of 2% while the custom test design division, BETA, increased its revenues by 180%. During the Current Quarter, the Company announced that it had received two contracts, through BETA, amounting to approximately $1 million in revenue which will be fulfilled during the third and fourth quarters of the current fiscal year.

      Instructional revenues increased 17% in the Current
Quarter from the Comparable Quarter (or $371,631 in the Current Quarter versus $318,457 in the Comparable Quarter). In late 1998, management made the decision to shift its marketing focus and direct sales representation as well as to engage in cooperative marketing efforts. Management believes that the results from these efforts will be seen in the third and fourth fiscal quarters, traditionally peak sales periods for the instructional division, MLP.

      The educational delivery division contributed
$1,437,944 to the Company's Current Quarter revenues, which represented 83% of the Current Quarter revenue increase over the Comparable Quarter. There were no revenues for this division in the Comparable Quarter.

      COST OF GOODS SOLD.  Cost of goods sold in the Current
      ------------------
Quarter increased 136%, or $580,207, from $425,195 in the Comparable Quarter to $1,005,402 in the Current Quarter. Cost of goods sold as a percentage of revenues remained fairly constant with a minimal decrease of approximately 3% in the Current Quarter versus the Comparable Quarter (or 35% in the Current Quarter versus 38% in the Comparable Quarter).

      GROSS PROFIT.  In the Current Quarter, gross profit
      ------------
increased by 166%, or $1,146,405, from $691,998 in the Comparable Quarter to $1,838,403 in the Current Quarter. The increase in gross profit is attributable to an increase in revenues resulting primarily from the acquisition of the Mildred Elley Schools. The gross profit margin percentage also increased in the Current Quarter to approximately 65% from 62% in the Comparable Quarter.

      SELLING EXPENSES.  Selling expenses for the Current
      ----------------
Quarter increased by 41%, or $163,186, from $397,170 in the Comparable Quarter to $560,356 in the Current Quarter. However, for the Current Quarter, selling expenses were 20% of revenues versus 36% for the Comparable Quarter. This decline of selling expenses as a percentage of revenues is due to increased revenues for BETA and the Company's educational delivery division, both of which require lower marketing expenditures than the proprietary test division.

      GENERAL AND ADMINISTRATIVE EXPENSES.  The Company's
      -----------------------------------
general and administrative expenses increased 96%, or $562,558, from $587,439 in the Comparable Quarter to $1,149,997 in the Current Quarter. However, general and administrative expenses were 40% of revenues in the Current Quarter versus 52% in the Comparable Quarter. This decrease is the result of revenue increases contributed primarily through BETA and the Company's educational delivery division. Management believes that this percentage will continue to decrease throughout the current fiscal year as the Company moves into its higher sales volume periods.

      BAD DEBT RECOVERY.  In the Comparable Quarter, the
      -----------------
Company recovered $200,000 from a settlement of a $400,000 loan made by previous management. There was no bad debt recovery in the Current Period.

      INCOME (LOSS) FROM OPERATIONS.  Income from operations
      -----------------------------
for the Current Quarter was $128,050 versus a loss from operations of ($92,611) in the Comparable Quarter. This increase is primarily attributable to increased revenues in both the Company's educational delivery and custom test design divisions.

      EBITDA.  Earnings before interest, taxes, depreciation,
      ------
and amortization increased $283,390 to $374,957 or 13% of revenues in the Current Quarter from $136,567 or 12% of revenues in the Comparable Quarter. This increase was primarily attributable to the additional earnings contributed through the Mildred Elley Schools acquisition and the Company's custom test design division.

      OTHER INCOME (EXPENSE).  Other expense increased to
      ----------------------
($145,371) in the Current Quarter from ($48,852) in the Comparable Quarter. This increase was directly attributable to additional interest expense incurred in funding the Mildred Elley
Schools acquisition.

      LOSS BEFORE INCOME TAXES.  The Company had a loss of
      ------------------------
($17,321) for the Current Quarter versus a loss of ($141,463) for the Comparable Quarter. This decrease in the loss is largely attributable to the Company's revenue increase in the Current Quarter as a result of the Mildred Elley Schools acquisition, combined with fixed operating expenses remaining fairly constant.

      NET LOSS AND EARNINGS PER SHARE.  Net loss after taxes
      -------------------------------
was ($9,347) for the Current Quarter versus a loss of ($160,365) for the Comparable Quarter. Loss per share was ($.00) based on weighted average shares outstanding of 2,141,801. After giving effect to the Company's one-for-four reverse stock split which was effected on March 4, 1999, the Comparable Quarter loss per share was ($.08) based upon 2,122,331 shares outstanding.

FOR THE SIX MONTHS ENDED APRIL 30, 1999

      REVENUES.  For the six-month period ended April 30,
      --------
1999 (the "Current Period") revenues were $5,199,932, representing a 115% increase, or $2,784,995, over $2,414,937 for the six-month period ended April 30, 1998 (the "Comparable Period"). The overall increase was due to the acquisition of the Mildred Elley Schools in November 1998 as well as increases in the revenues of the Company's assessment and instructional divisions during the period.

      Revenues for assessment products and services increased 11%, or $209,814, from $1,868,051 in the Comparable Period to $2,077,865 during the Current Period. Revenues from the Company's proprietary test division, featuring DRP products, fell 6.3% due to the expected elimination of the New York State Grades 3 and 6 PEP tests. This decrease was offset by growth in the Company's custom test design division, BETA, which posted a revenue increase of 122%.

      Instructional revenues increased 4.9% in the Current
Period, totaling $573,532, which is $26,646 over the Comparable
Period's revenues of $546,886.

      Revenues from the Company's educational delivery division were $2,548,535 for the Current Period, which represented 92% of the Current Period revenue increase over the Comparable Period. There were no revenues for this division in the Comparable Period.

      COST OF GOODS SOLD.  Cost of goods sold in the Current
      ------------------
Period increased by 150%, or $1,183,187, from $788,791 in the Comparable Period to $1,971,978 in the Current Period. Cost of goods sold as a percentage of revenues increased to 38% in the Current Period from 33% in the Comparable Period. This increase was the result of the increased costs required to deliver assessment products and services further resulting from the increase in BETA revenues, and the costs associated with generating revenues from the educational delivery division.

      GROSS PROFIT.  For the Current Period, gross profit
      ------------
increased by 99%, or $1,601,808, from $1,626,146 in the
Comparable Period, to $3,227,954. The increase in gross profit is attributable to an increase in revenues resulting primarily from the Mildred Elley Schools acquisition. The gross profit margin decreased in the Current Period to 62% versus 67% in the Comparable Period as a result of the Company's change in product mix particularly within the assessment division during the first quarter of the Company's current fiscal year.

      SELLING EXPENSE.  Selling expenses for the Current
      ---------------
Period increased by 54%, or $385,718, from $719,997 in the Comparable Period to $1,105,715 in the Current Period. However, for the Current Period, selling expenses were 21% of revenues versus 30% for the Comparable Period. This decline of selling expenses as a percentage of revenues is a function of the increase in BETA revenues and the revenue increase in the Company's educational delivery division, both of which require lower marketing expenditures than the proprietary test division.

      GENERAL AND ADMINISTRATIVE. The Company's general and
      --------------------------
administrative expenses increased 84%, or $994,435, from $1,189,420 in the Comparable Period to $2,183,855 in the Current Period. However, general and administrative expenses as a percentage of sales fell to 42% in the Current Period from 49% in the Comparable Period. This decrease is the result of revenue increases contributed primarily through the Company's custom test design division, BETA, and the Company's educational delivery division, TESC. Management believes that this percentage will continue to decrease during the third and fourth quarters of the current fiscal year as the Company approaches its higher sales volume periods.

      BAD DEBT RECOVERY.  In the Comparable Period, the
      -----------------
Company recovered $200,000 from a settlement of a $400,000 loan made by previous management. There was no bad debt recovery in the Current Period.

      INCOME (LOSS) FROM OPERATIONS.  Loss from operations
      -----------------------------
for the Current Period was ($61,616) versus a loss from operations of ($83,271) in the Comparable Period. Due to the non-recurring bad debt recovery of $200,000, which was recognized in the Comparable Period, there was a real increase in income
(loss) from operations of $221,655. Such increase was primarily attributable to increased revenues in both the Company's educational delivery and custom test design divisions.

      EBITDA.  Earnings before interest, taxes, depreciation,
      ------
and amortization increased $40,837 to $399,718, or 8% of revenues, for the Current Period versus $358,881, or 15% of revenues, for the Comparable Period. However, due to the non-recurring bad debt recovery of $200,000, which was recognized in income (loss) from operations for the Comparable Period, there was a real increase in EBITDA for the Current Period of $240,837. This increase is primarily attributable to the additional earnings contributed through the Mildred Elley Schools acquisition and the Company's custom test design division.

      OTHER INCOME (EXPENSE).  Other expense increased to
      ----------------------
($278,103) in the Current Period versus ($101,210) in the Comparable Period. The increase in expenses is directly attributable to the interest expense incurred with the acquisition of Mildred Elley Schools.

      LOSS BEFORE INCOME TAXES.  The Company had a loss
      ------------------------
before taxes of ($339,719) for the Current Period versus a loss before taxes of ($184,481) in the Comparable Period.

      NET LOSS AND EARNINGS PER SHARE.  Net loss after taxes
      -------------------------------
was ($209,704) for the Current Period versus a loss of ($193,411) for the Comparable Period. Due to the non-recurring bad debt recovery of $200,000 which occurred in the Comparable Period, there was a real decrease in the Company=s loss after taxes for the Current Period of ($183,707). Loss per share was ($.10) based on weighted average shares outstanding of 2,141,801. After giving effect to the Company's one-for-four reverse stock split which occurred on March 4, 1999, the Comparable Period loss per share was ($.09) based upon 2,117,053 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

      WORKING CAPITAL.  Working capital at the end of the
      ---------------
Current Period was $3,341,867, down from $5,824,816 at the beginning of the fiscal year. The $2.5 million decrease was due to the acquisition of the Mildred Elley schools in November 1998.
The ratio of current assets to current liabilities was 2.62 to
1.0 at the end of the Current Period.

      CASH FLOW FROM OPERATING ACTIVITIES.  For the Current
      -----------------------------------
Period, the Company had a negative cash flow from operations of ($915,555) versus ($285,974) in the Comparable Period. The factors contributing to this negative flow were the paydown of accounts payable ($501,747) and an increase in tuition receivables of ($266,969), as the Mildred Elley Schools must extend its students loans for tuition until the schools are reinstated into the Federal loan program, and a decrease in deferred revenue of ($512,808) as a result of tuition revenue recognized during the Current Period.

      CASH FLOW FROM INVESTING ACTIVITIES.  For the Current
      -----------------------------------
Period, the Company had a net cash outflow from investing activities of ($2,443,451) versus a net cash inflow of $76,581 in the Comparable Period, which is primarily attributable to the acquisition of the Mildred Elley Schools during the current fiscal year.

      CASH FLOW FROM FINANCING ACTIVITIES.  For the Current
      -----------------------------------
Period, the Company had a net cash outflow from financing activities of ($490,678) versus ($573,546) in the Comparable Period. The outflow was essentially attributable to the paydown of certain debt ($150,000) relating to the Mildred Elley Schools acquisition as well as the servicing of long-term debt ($352,920) associated with the MLP and Mildred Elley Schools acquisitions.

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

        (a)   Exhibits


        Exhibit 10.1 --  Employment Agreement, dated as of March 26, 1999, between the Company and Denise Stefano

        Exhibit 11   --  Computation of Earnings per Common Share

        Exhibit 27   --  Financial Data Schedule

        (b)   Reports on Form 8-K

              None.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE FISCAL QUARTER ENDED APRIL 30, 1999



Consolidated Balance Sheets                                     F-1

Consolidated Results of Operations and Comprehensive Income     F-3

Consolidated Statements of Cash Flows                           F-4

Notes to Consolidated Financial Statements                      F-6




                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS
                                                   April 30,        October 31,
                                                    1 9 9 9           1 9 9 8
                                                    -------           -------
             ASSETS
             ------

Current assets:
  Cash and temporary investments                  $1,130,546        $ 4,980,230
  Marketable securities                              186,178            186,376
  Accounts receivable                                941,786          1,287,264
  Tuition receivable, net of allowance             2,248,549                 --
  Inventories                                        490,066            478,869
  Prepaid expenses and other current assets          408,439            173,679
                                                  ----------        -----------

     Total current assets                          5,405,564          7,106,418

Property, plant and equipment, net of
  accumulated depreciation of $1,279,678
  and $1,179,297, respectively                     2,107,896          1,753,811

Other assets:
  Deferred acquisition costs                           6,718            353,406
  Tuition receivable, net of current
    portion and allowance                            483,930                 --
  Notes and interest receivable                      159,327                 --
  Test passage bank, net of accumulated
    amortization of $1,642,243 and $1,474,302,
       respectively                                2,745,910          2,675,624
  Software development costs, net of
    accumulated amortization of $132,290
      and $88,702, respectively                      307,202            350,790
  Goodwill, net of accumulated amortization of
    $201,135 and $122,993, respectively            3,618,797            739,264
  Noncompete agreements, net of accumulated
    amortization of $136,488 and $101,095,
       respectively                                  363,512            398,905
  Deferred income taxes                              478,549            390,148
  Other assets                                       315,795            306,274
                                                  ----------         ----------

     Total assets                                $15,993,200        $14,074,640
                                                 ===========        ===========

See notes to consolidated financial statements.

                                       F - 1


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                                                                    Page 2 of 2
                        CONSOLIDATED BALANCE SHEETS

                                                    April 30,       October 31,
                                                     1 9 9 9          1 9 9 8
                                                     -------          -------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------



Current liabilities:
  Note payable to bank                           $   400,000        $        --
  Current portion of long-term debt                  316,423            261,034
  Accounts payable and accrued expenses            1,347,274          1,020,568
                                                  ----------         ----------

     Total current liabilities                     2,063,697          1,281,602

Long-term debt:
  Subordinated debt                                4,000,000          4,000,000
  Long-term debt less current portion              3,530,456          2,267,198
                                                  ----------         ----------

     Total liabilities                             9,594,153          7,548,800
                                                  ----------         ----------

Stockholders' equity: (Note 4)
  Preferred stock, $.0001 par value, 5,000,000
    shares authorized, none and 1,500 shares
    issued and outstanding, respectively                  --                 --
  Common stock, $.0001 par value, 20,000,000
    shares authorized, 2,141,801 shares issued
    and outstanding                                      214                214
  Additional paid-in capital                       5,052,479          5,052,479
  Deferred interest                                 (529,751)          (588,075)
  Stock subscription receivable                           --            (14,350)
  Unearned compensatory stock                        (24,643)           (37,187)
  Retained earnings                                1,897,131          2,106,835
  Accumulated other comprehensive income               3,617              5,924
                                                 -----------         ----------

     Total stockholders' equity                    6,399,047          6,525,840
                                                 -----------         ----------

     Total liabilities & stockholders' equity    $15,993,200        $14,074,640
                                                 ===========        ===========


See notes to consolidated financial statements.




                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                           Six Months Ended            Three Months Ended
                                              April 30,                     April 30,
                                         1 9 9 9      1 9 9 8         1 9 9 9       1 9 9 8
                                         -------      -------         -------       -------

Assessment products revenues           $2,077,865   $1,868,051      $1,034,230   $  798,736
Educational delivery revenues           2,548,535           --       1,437,944           --
Instructional revenues                    573,532      546,886         371,631      318,457
                                        ---------    ---------       ---------    ---------

Total net revenue                       5,199,932    2,414,937       2,843,805    1,117,193

Cost of goods sold                      1,971,978      788,791       1,005,402      425,195
                                        ---------    ---------       ---------    ---------

Gross profit                            3,227,954    1,626,146       1,838,403      691,998
                                        ---------    ---------       ---------    ---------

Operating expenses:
  Selling expenses                      1,105,715      719,997         560,356      397,170
  General and
    administrative expenses             2,183,855    1,189,420       1,149,997      587,439
  Bad debt recovery                            --     (200,000)             --     (200,000)
                                        ---------    ---------       ---------    ---------

Total operating expenses                3,289,570    1,709,417       1,710,353      784,609
                                        ---------    ---------       ---------    ---------

(Loss) income from operations             (61,616)     (83,271)        128,050      (92,611)

Other income (expense):
  Interest expense                       (415,063)    (128,779)       (199,089)     (65,557)
  Loss on sale of assets                  (14,137)          --              --           --
  Other income                             75,200           --          18,631           --
  Investment income                        75,897       27,569          35,087       16,705
                                        ---------    ---------       ---------    ---------

Loss before income taxes                 (339,719)    (184,481)        (17,321)    (141,463)

Income taxes (benefit)                   (130,015)       8,930          (7,974)      18,902
                                        ---------    ---------       ---------    ---------

Net loss                                 (209,704)    (193,411)         (9,347)    (160,365)

Other comprehensive loss, net of tax:
  Unrealized holding loss on
   securities arising during
    the period                             (2,307)      (1,222)         (1,446)      (1,163)
                                        ---------    ---------       ---------    ---------

Total comprehensive loss               $ (212,011)  $ (194,633)     $  (10,793)  $ (161,528)
                                       ==========   ==========      ==========   ==========

Weighted average shares outstanding
  Basic                                 2,141,801    2,117,053       2,141,801    2,122,331
  Diluted                               2,141,801    2,117,053       2,141,801    2,122,331
Earnings per share
  Basic                                $     (.10)  $     (.09)     $       --   $     (.08)
  Diluted                              $     (.10)  $     (.09)     $       --   $     (.08)

See notes to consolidated financial statements.




                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 1 of 2
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six Months Ended
                                                           April 30,
                                                    1 9 9 9         1 9 9 8
                                                    -------         -------
OPERATING ACTIVITIES
  Net loss                                       $  (209,704)    $  (193,411)
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
  Depreciation and amortization                      461,334         442,152
  Deferred interest                                   58,324              --
  Deferred income taxes                              (88,401)        (21,942)
  Bad debt recovery                                       --        (200,000)
  Financial advisory services                         12,544              --
  Loss on sale of auto                                14,137              --
Changes in operating assets and liabilities:
  Accounts receivable                                349,797          77,136
  Inventories                                        (11,197)        (44,662)
  Other assets                                      (220,865)       (165,405)
  Tuition receivable                                (266,969)             --
  Deferred revenue                                  (512,808)             --
  Accounts payable                                  (501,747)       (179,842)
                                                  ----------      ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES            (915,555)       (285,974)
                                                  ----------      ----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment      (278,179)        (87,781)
  Test passage bank                                 (241,449)       (108,415)
  Software development costs                              --         (69,407)
  Pre-publication costs                                   --         (12,385)
  Proceeds from sale of marketable securities             --         460,000
  Proceeds from sale of auto                          13,200              --
  Acquisition of subsidiary                       (1,930,305)             --
  Deferred acquisition costs                          (6,718)       (105,431)
                                                  ----------      ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES          (2,443,451)         76,581
                                                  ----------      ----------


See notes to consolidated financial statements.




                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                                                                    Page 2 of 2
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six  Months Ended
                                                           April 30,
                                                    1 9 9 9         1 9 9 8
                                                    -------         -------

FINANCING ACTIVITIES
  Net borrowings on loan payable                 $   (2,108)     $ (154,982)
  Net borrowings on note payable to bank           (150,000)             --
  Proceeds from exercise of warrants                     --          45,125
  Repayment of long-term debt                      (352,920)       (463,689)
  Stock subscriptions received                       14,350              --
                                                  ---------       ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES           (490,678)       (573,546)
                                                  ---------       ---------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS     (3,849,684)       (782,939)

Cash and temporary investments at
       beginning of period                        4,980,230       1,156,664
                                                 ----------      ----------

CASH AND TEMPORARY INVESTMENTS AT
       END OF PERIOD                             $1,130,546      $  373,725
                                                 ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                  $  416,445      $  163,139
                                                 ==========      ==========

  Income taxes paid                              $   31,379      $   41,200
                                                 ==========      ==========

SUMMARY OF ACQUIRED SUBSIDIARY:
  Assets acquired consisting primarily
      of Goodwill                                $6,916,234      $       --

  Liabilities assumed                             3,562,828              --
                                                 ----------      ----------

  Net purchase price                             $3,353,406      $       --
                                                 ==========      ==========




See notes to consolidated financial statements.

                                       F - 5


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 1999 and October 31, 1998 and the consolidated results of operations and comprehensive income for the six and three months ended April 30, 1999 and 1998 and consolidated cash flows for the six months ended April 30, 1999 and 1998.

The consolidated results of operations for the six and three months ended April 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its directly and indirectly wholly-owned subsidiaries, Beck Evaluation & Testing Associates Inc.
("BETA"), Modern Learning Press, Inc. ("MLP"), TASA
Educational Services Corp. ("TESC") and MESI Acquisition Corp.
("MESI"). All material intercompany transactions have been eliminated in consolidation.

Goodwill
--------

Included in the MESI acquisition is goodwill totaling $2,957,675.
The goodwill is being amortized over a 30-year period.

Concentration of Credit Risk
----------------------------

As part of the acquisition of The Mildred Elley Schools, Inc. ("Elley") by MESI, the Company acquired unsecured student loans, which are being reflected at net realizable value. The risk of loss to the Company is the balance owed by the student at the time of any default. The Company plans to monitor these loans as closely as possible to mitigate the potential risk.


                                       F - 6


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Tuition Receivable
------------------

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

Revenue Recognition
-------------------

The Company recognizes tuition revenue at the point in which the Company has no exposure to future tuition refunds associated with the respective academic semester.

Reclassifications
-----------------

Certain prior year information has been reclassified to conform to the current year's reporting presentation.

NOTE 2 - ISSUANCE OF STOCK OPTIONS
----------------------------------

On March 4 1999, the Company granted options to three directors pursuant to the Company's Directors Option Plan to purchase 2,500 shares each (625 after giving effect to the one-for-four reverse stock split) at an exercise price of $.50 per share ($2.00 per share after giving effect to the one for four reverse stock split).

On May 3, 1999, the Company granted an option to purchase 15,000 shares pursuant to the Company's Amended and Restated 1991 Stock
Option Incentive Plan at an exercise price of $1.438 per share.

NOTE 3 - REVERSE STOCK SPLIT
----------------------------

On March 4, 1999, the Company effected a one-for-four reverse split. The effect of the split is being presented retroactively for all periods presented.

                                       F - 7




                            SIGNATURES

      In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                              By: /s/ ANDREW L. SIMON
                                 ----------------------------------------
                                 Andrew L. Simon
                                 President and Chief Executive Officer



                              By: /s/ DENISE M. STEFANO
                                 ----------------------------------------
                                 Denise M. Stefano
                                 Chief Financial Officer


Date:   June 14, 1999