Form 10QSB
period 1999-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 1999-09-14
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                               -------------------  ---------------------


Commission file number     0-20303
                      ---------------------------------------------------

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
-------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Delaware                         13-2846796
------------------------------------    ---------------------------------
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)           Identification No.)

     P.O. Box 382, 4 Hardscrabble Heights, Brewster, New York 10509
-------------------------------------------------------------------------
                (Address of principal executive offices)

                              (914) 277-8100
-------------------------------------------------------------------------
             (Issuer's telephone number, including area code)


-------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

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

                APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 10, 1999: 2,141,801 shares of Common
       ----------------------------------------------------
Stock, par value $0.0001 per share
----------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes              No       X
    ------------    ------------

                                  PART 1

                          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended July 31, 1999 are attached to this Report, commencing at page F-1.

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

BACKGROUND

          For over 20 years, TASA served the educational market with essentially one type of assessment product. Beginning in 1997 and through November 1998, through a series of acquisitions, the Company has expanded into, and now serves, three segments of the educational market: (1) the educational assessment and evaluation market with our standardized assessment products, including the Degrees of Reading Power (DRP) tests, and through Beck Evaluation and Testing Associates, Inc. ("BETA"), the Company's custom test design division; (2) the instructional market through Modern Learning Press, Inc. ("MLP"); and (3) the educational delivery market through the Company's post-secondary proprietary school division, which is now known as TASA Educational Services Corp. ("TESC"), a subsidiary of the Company which operates as a holding company for the school division, and which operates the Mildred Elley Schools through MESI Acquisition Corp. ("MESI"). In an effort to report the revenues in each of these areas in a more meaningful manner, the Company is reporting revenues in these three discrete categories and prior periods have been recharacterized into these segments for comparative purposes.


                       RESULTS OF OPERATIONS

          The following table compares the revenues for each of the assessment division, the instructional division and the educational delivery division for the nine-month period ended July 31, 1999 versus the nine-month period ended July 31, 1998 and for the third quarter ended July 31, 1999 versus the third quarter ended July 31, 1998.

           RESULTS OF OPERATIONS FOR THE THIRD FISCAL QUARTER
           AND FOR THE NINE-MONTH PERIOD ENDED JULY 31, 1999



                                   Nine Months                      Three Months
                                  Ended July 31,        %           Ended July 31,        %
                                  1999       1998     Change       1999       1998      Change
                                  ----       ----     ------       ----       ----      ------
                                   (in thousands                    (in thousands
                                    of dollars)                       of dollars)

Assessment Products Revenues    $3,370.6   $2,805.2   +20.1      $1,292.8   $  937.2    +37.9
Instructional Revenues           1,711.0    1,603.6    +6.7       1,137.5    1,056.7     +7.6
Educational Delivery Revenues    3,477.9        --      N/A         929.3       --        N/A
                                --------   --------   -----      --------   --------    -----
Total Revenues                  $8,559.5   $4,408.8   +94.1      $3,359.6   $1,993.9    +68.5


          The following are selected ratios as a percentage of revenues on the Company's financial statements:



                                     Nine Months             Three Months
                                    Ended July 31,          Ended July 31,
                                  1999         1998        1999        1998
                                  ----         ----        ----        ----
                                               (in percentages)



Revenues                          100%         100%        100%        100%
  Gross Profit Margin              62           67          63          67
Operating Expense:
  Selling Expense                  20           26          20          21
  General & Administrative         39           41          34          31
  Bad Debt Recovery                 0           (5)          0           0
Income from Operations              3            5           9          15
  Other Income (Expense)           (5)          (3)         (4)         (2)
Pre-Tax Income (Loss)              (2)           2           5          13
Net Income (Loss)                  (1)           0           3          10


FOR THE THREE MONTHS ENDED JULY 31, 1999

          REVENUES.  For the three-month period ended July 31,
          --------
1999 (the "Current Quarter"), revenues were $3,359,553, representing a 69% increase, or $1,365,709, over $1,993,844 for the three-month period ended July 31, 1998 (the "Comparable Quarter"). This increase resulted from the acquisition of the Mildred Elley Schools in November 1998 as well as increases in revenues in the Company's assessment and instructional divisions during the Current Quarter.

          Revenues for assessment products and services increased 38%, or $355,623, to $1,292,778 in the Current Quarter from $937,155 in the Comparable Quarter. Of this increase, the Company's proprietary test division featuring DRP products reflected a revenue increase of 11% while the custom test design division, BETA, increased its revenues by 148%. During the Current Quarter, the Company announced that it had signed two contracts, through BETA, amounting to approximately $500,000 in revenue which will be fulfilled during the fourth quarter of the current fiscal year and throughout the Company's fiscal year ended October 31, 2000.

          Instructional revenues increased 8% in the Current Quarter from the Comparable Quarter (or $1,137,462 in the Current Quarter versus $1,056,689 in the Comparable Quarter). In late 1998, management made the decision to alter the way in which the Company distributes its instructional products and materials. Accordingly, during the Current Quarter, the Company entered into contracts with 11 separate distribution organizations, representing 18 states, in order to further market the Company's instructional products. Additionally, the Company will begin to market its instructional products and publications through major book sellers and wholesalers. As a result, management believes that the instructional division will continue to contribute increased revenues and profitability for the Company.

          The educational delivery division contributed $929,313
to the Company's Current Quarter revenues, which represented 68% of the Current Quarter revenue increase over the Comparable
Quarter. There were no revenues for this division in the Comparable Quarter.

          COST OF GOODS SOLD.  Cost of goods sold in the Current
          ------------------
Quarter increased 95%, or $613,409, from $647,295 in the Comparable Quarter to $1,260,704 in the Current Quarter. Cost of goods sold as a percentage of revenues increased from 32% in the Comparable Quarter to 37% in the Current Quarter. This increase resulted primarily from the increase in BETA revenues which are typically associated with higher direct costs.

          GROSS PROFIT.  In the Current Quarter, gross profit
          ------------
increased by 56%, or $752,300 from $1,346,549 in the Comparable Quarter to $2,098,849 in the Current Quarter. The increase in gross profit is attributable to an increase in revenues resulting primarily from the acquisition of the Mildred Elley Schools. Although gross profit dollars increased, the gross profit margin percentage decreased from 67% in the Comparable Quarter to 63% in the Current Quarter as a result of the increased costs to deliver assessment products and services during the Current Quarter.

          SELLING EXPENSES.  Selling expenses for the Current
          ----------------
Quarter increased by 59%, or $243,468, from $415,087 in the Comparable Quarter to $658,555 in the Current Quarter. This increase is attributable to the acquisition of the Mildred Elley Schools and the increased marketing costs associated with the assessment and instructional divisions. However, selling expenses as a percentage of sales remained fairly constant (with a minimal decrease of approximately 1%).

          GENERAL AND ADMINISTRATIVE EXPENSES.  The Company's
          -----------------------------------
general and administrative expenses increased 80%, or $504,985, from $627,436 in the Comparable Quarter to $1,132,421 in the Current Quarter. General and administrative expenses as a percentage of sales also increased from 31% in the Comparable Quarter to 34% in the Current Quarter. These increases can be attributable to the acquisition of the Mildred Elley Schools. Management believes that this percentage will decrease throughout the balance of the current fiscal year as the Company remains in its peak sales period.

          INCOME FROM OPERATIONS.  Income from operations for the
          ----------------------
Current Quarter was $307,873 versus $304,026 in the Comparable Quarter. This minimal change in income from operations can be attributable to the increase in general and administrative expenses associated with the acquisition of the Mildred Elley Schools, coupled with a quarter which is traditionally a low volume sales period for the educational delivery division.

          EBITDA.  Earnings before interest, taxes, depreciation,
          ------
and amortization increased $40,406 to $524,501 in the Current Quarter from $502,095 in the Comparable Quarter. As a percentage of sales, EBITDA decreased to 16% in the Current Quarter versus 25% in the Comparable Quarter. This percentage decrease is the result of an increase in general and administrative expenses associated with the Mildred Elley acquisition, coupled with a quarter which is traditionally a low volume sales period for the educational delivery division.

          OTHER INCOME (EXPENSE).  Other income (expense)
          ----------------------
increased to ($156,490) in the Current Quarter from ($51,207) in the Comparable Quarter. This increase in expense was primarily attributable to additional interest expense incurred in funding the Mildred Elley Schools acquisition.

          INCOME BEFORE INCOME TAXES.  The Company had income
          --------------------------
before income taxes of $151,383 for the Current Quarter versus $252,819 for the Comparable Quarter. The decrease in income before income taxes is largely attributable to additional interest expense incurred in funding the Mildred Elley Schools acquisition, coupled with a quarter which is traditionally a low volume sales period for the educational delivery division.

          NET INCOME AND EARNINGS PER SHARE.  Net income after
          ---------------------------------
taxes was $100,731 for the Current Quarter versus net income of $202,321 for the Comparable Quarter. Earnings per share were $0.05 based on weighted average shares outstanding of 2,141,801. After giving effect to the Company's one-for-four reverse stock split which was effected on March 4, 1999, the Comparable Quarter earnings per share were $0.09 based upon 2,131,961 shares outstanding.

FOR THE NINE MONTHS ENDED JULY 31, 1999

          REVENUES.  For the nine-month period ended July 31,
          --------
1999 (the "Current Period") revenues were $8,559,485, representing a 94% increase, or $4,150,704, over $4,408,781 for the nine-month period ended July 31, 1998 (the "Comparable Period"). The overall increase was due to the acquisition of the Mildred Elley Schools in November 1998 as well as increases in the revenues of the Company's assessment and instructional divisions during the period.

          Revenues for assessment products and services increased 20%, or $565,437, from $2,805,206 in the Comparable Period to $3,370,643 during the Current Period. Revenues from the Company's proprietary test division, featuring DRP products, rose 6% while the custom test design division, BETA, posted a revenue increase of 134%.

          Instructional revenues increased approximately 7% in the Current Period, totaling $1,710,944, which is $107,419 over the Comparable Period's revenues of $1,603,575.

          Revenues from the Company's educational delivery division were $3,477,848 for the Current Period, which represented approximately 84% of the Current Period revenue increase over the Comparable Period. There were no revenues for this division in the Comparable Period.

          COST OF GOODS SOLD.  Cost of goods sold in the Current
          ------------------
Period increased by 125%, or $1,796,596, from $1,436,086 in the Comparable Period to $3,232,682 in the Current Period. Cost of goods sold as a percentage of revenues increased to 38% in the Current Period from 33% in the Comparable Period. This increase was the result of the increased costs required to deliver assessment products and services further resulting from the increase in BETA revenues, and the costs associated with generating revenues from the educational delivery division.

          GROSS PROFIT.  For the Current Period, gross profit
          ------------
increased by 79%, or $2,354,108, from $2,972,695 in the
Comparable Period, to $5,326,803. The increase in gross profit is attributable to an increase in revenues resulting primarily from the Mildred Elley Schools acquisition. The gross profit margin decreased in the Current Period to 62% versus 67% in the Comparable Period as a result of the Company's change in product mix particularly within the assessment division and the lower profit margin associated with the educational delivery business.

          SELLING EXPENSES.  Selling expenses for the Current
          ----------------
Period increased by 55%, or $629,186, from $1,135,084 in the Comparable Period to $1,764,270 in the Current Period. However, for the Current Period, selling expenses were 20% of revenues versus 26% for the Comparable Period. This decline of selling expenses as a percentage of revenues is a function of the increase in BETA revenues and the revenue increase in the Company's educational delivery division, both of which require lower marketing expenditures than the proprietary test or instructional divisions.

          GENERAL AND ADMINISTRATIVE. The Company's general and
          --------------------------
administrative expenses increased 83%, or $1,499,420, from $1,816,856 in the Comparable Period to $3,316,276 in the Current Period. However, general and administrative expenses as a percentage of sales fell to 39% in the Current Period from 41% in the Comparable Period as a result of revenue increases contributed primarily through the Company's custom test design division, BETA, and the Company's educational delivery division. Management believes that the Company will see a further decrease in this percentage during the fourth quarter of the current fiscal year as the Company remains in its peak sales period.

          BAD DEBT RECOVERY.  In the Comparable Period, the
          -----------------
Company recovered $200,000 from a settlement of a $400,000 loan made by previous management. There was no bad debt recovery in the Current Period.

          INCOME FROM OPERATIONS.  Income from operations
          ----------------------
increased $25,502 from $220,755 in the Comparable Period to $246,257 in the Current Period. However, due to the non-recurring bad debt recovery of $200,000 which was recognized in the Comparable Period, there was a real increase in income from operations of $225,502. Such increase was primarily attributable to increased revenues in both the Company's educational delivery and custom test design divisions.

          EBITDA.  Earnings before interest, taxes, depreciation,
          ------
and amortization increased $80,973 to $941,949 in the Current Period from $860,976 in the Comparable Period. However, due to the non-recurring bad debt recovery of $200,000, which was recognized in income from operations for the Comparable Period, there was a real increase in EBITDA for the Current Period of $280,973. This increase is primarily attributable to the additional earnings contributed through the Mildred Elley Schools acquisition and the Company's custom test design division. As a percentage of sales, EBITDA decreased to 11% in the Current Period versus 19% in the Comparable Period. This percentage decrease is largely attributable to an increase in general and administrative expenses associated with the Mildred Elley Schools acquisition.

          OTHER INCOME (EXPENSE).  Other income (expense)
          ----------------------
increased to ($434,593) in the Current Period versus ($152,417) in the Comparable Period. The increase in expenses was primarily attributable to additional interest expense incurred in funding the Mildred Elley Schools acquisition.

          INCOME (LOSS) BEFORE INCOME TAXES.  The Company had a
          ---------------------------------
loss before income taxes of ($188,336) for the Current Period versus income before income taxes of $68,338 in the Comparable Period. Again, this increase is primarily attributable to the increase in interest expense incurred as a result of the acquisition of the Mildred Elley Schools.

          NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE.  Net
          -----------------------------------------------
loss after taxes was ($108,973) for the Current Period versus net income after taxes of $8,910 for the Comparable Period. Due to the non-recurring bad debt recovery of $200,000 which occurred in the Comparable Period, there was a real decrease in the Company's loss after taxes for the Current Period of ($82,117). Loss per share was ($0.05) based on weighted average shares outstanding of 2,141,801. After giving effect to the Company's one-for-four reverse stock split which occurred on March 4, 1999, the Comparable Period earnings per share were $0.00 based upon 2,122,060 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL.  Working capital at the end of the
          ---------------
Current Period was $3,525,384, down from $5,824,816 at the beginning of the fiscal year. The $2.3 million decline is primarily due to the acquisition of the Mildred Elley Schools in November 1998. The ratio of current assets to current liabilities was 2.32 to 1.0 at the end of the Current Period.

          CASH FLOW FROM OPERATING ACTIVITIES.  For the Current
          -----------------------------------
Period, the Company had a negative cash flow from operations of ($825,694) versus a positive cash flow from operations of $61,929 in the Comparable Period. The factors contributing to this negative flow were an increase in accounts receivable of ($395,642) resulting from increased sales volume in the latter half of the Current Quarter, an increase in tuition receivables of ($586,047), as the Mildred Elley Schools must extend its students loans for tuition until the schools are reinstated into the Federal loan program, and the paydown of accounts payable of ($449,854).

          CASH FLOW FROM INVESTING ACTIVITIES.  For the Current
          -----------------------------------
Period, the Company had a net cash outflow from investing activities of ($2,403,500) versus a net cash outflow of ($77,824) in the Comparable Period, which is primarily attributable to the acquisition of the Mildred Elley Schools during the current fiscal year.

          CASH FLOW FROM FINANCING ACTIVITIES.  For the Current
          -----------------------------------
Period, the Company had a net cash outflow from financing activities of ($787,448) versus ($494,572) in the Comparable Period. The outflow was essentially attributable to the paydown of certain debt ($337,642) relating to the Mildred Elley Schools acquisition and a margin loan commitment related to marketable securities as well as the servicing of long-term debt ($428,891) associated with the MLP and Mildred Elley Schools acquisitions.

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


               Exhibit 27 -- Financial Data Schedule


          (b)  Reports on Form 8-K

               None.



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE FISCAL QUARTER ENDED JULY 31, 1999



     Consolidated Balance Sheets                                  F-1

     Consolidated Results of Operations and Comprehensive Income  F-3

     Consolidated Statements of Cash Flows                        F-4

     Notes to Consolidated Financial Statements                   F-6



                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                  Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS

                                                     July 31,     October 31,
                                                     1 9 9 9        1 9 9 8
                                                     -------        -------
     ASSETS
     ------

Current assets:
  Cash and temporary investments                  $   963,588     $ 4,980,230
  Marketable securities                               100,297         186,376
  Accounts receivable                               1,682,906       1,287,264
  Tuition receivable, net of allowance              2,669,324              --
  Inventories                                         439,075         478,869
  Prepaid expenses and other current assets           348,334         173,679
                                                  -----------     -----------

      Total current assets                          6,203,524       7,106,418

Property, plant and equipment, net of
  accumulated depreciation of $1,330,616
  and $1,179,297, respectively                      2,082,159       1,753,811

Other assets:
  Deferred acquisition costs                           51,736         353,406
  Tuition receivable, net of current
    portion and allowance                             382,233              --
  Notes and interest receivable                       159,327              --
  Test passage bank, net of accumulated
    amortization of $1,726,213 and
    $1,474,302, respectively                        2,757,053       2,675,624
  Software development costs, net of
    accumulated amortization of $155,066
    and $88,702, respectively                         301,070         350,790
  Goodwill, net of accumulated amortization of
    $241,690 and $122,993, respectively             3,612,729         739,264
  Noncompete agreements, net of accumulated
    amortization of $154,666 and $101,095,
    respectively                                      345,334         398,905
  Deferred income taxes                               439,303         390,148
  Other assets                                        325,494         306,274
                                                    ---------       ---------

     Total assets                                 $16,659,962     $14,074,640
                                                  ===========     ===========

See notes to consolidated financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                  Page 2 of 2
                        CONSOLIDATED BALANCE SHEETS

                                                     July 31,     October 31,
                                                     1 9 9 9        1 9 9 8
                                                     -------        -------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


Current liabilities:
  Note payable to bank                            $   400,000     $        --
  Current portion of long-term debt                   319,434         261,034
  Deferred revenue                                    559,539              --
  Accounts payable and accrued expenses             1,399,167       1,020,568
                                                  -----------     -----------

     Total current liabilities                      2,678,140       1,281,602

Long-term debt:
   Subordinated debt                                4,000,000       4,000,000
   Long-term debt less current portion              3,451,474       2,267,198
                                                  -----------     -----------

     Total liabilities                             10,129,614       7,548,800
                                                  -----------     -----------

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
    shares authorized, none and 1,500 shares
    issued and outstanding, respectively                   --              --
  Common stock, $.0001 par value, 20,000,000
    shares authorized, 2,141,801 shares issued
    and outstanding                                        214            214
  Additional paid-in capital                         5,052,479      5,052,479
  Deferred interest                                   (500,106)      (588,075)
  Stock subscription receivable                             --        (14,350)
  Unearned compensatory stock                          (22,304)       (37,187)
  Retained earnings                                  1,997,862      2,106,835
  Accumulated other comprehensive income                 2,203          5,924
                                                   -----------    -----------

     Total stockholders' equity                      6,530,348      6,525,840
                                                   -----------    -----------

     Total liabilities & stockholders' equity      $16,659,962    $14,074,640
                                                   ===========    ===========


See notes to consolidated financial statements.

<TABLE
                                    F - 2



                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                      Nine Months Ended          Three Months Ended
                                           July 31,                    July 31,
                                     1 9 9 9       1 9 9 8       1 9 9 9       1 9 9 8
                                     -------       -------       -------       -------

Assessment revenues                $3,370,643    $2,805,206    $1,292,778    $  937,155
Educational delivery revenues       3,477,848            --       929,313            --
Instructional revenues              1,710,994     1,603,575     1,137,462     1,056,689
                                   ----------    ----------    ----------    ----------

Total net revenue                   8,559,485     4,408,781     3,359,553     1,993,844

Cost of goods sold                  3,232,682     1,436,086     1,260,704       647,295
                                   ----------    ----------    ----------    ----------

Gross profit                        5,326,803     2,972,695     2,098,849     1,346,549
                                   ----------    ----------    ----------    ----------

Operating expenses:
   Selling expenses                 1,764,270     1,135,084       658,555       415,087
   General and administrative
     expenses                       3,316,276     1,816,856     1,132,421       627,436
   Bad debt recovery                       --      (200,000)           --            --
                                   ----------    ----------    ----------    ----------

Total operating expenses            5,080,546     2,751,940     1,790,976      1,042,523
                                   ----------    ----------    ----------    -----------

Income from operations                246,257       220,755       307,873        304,026

Other income (expense):
   Interest expense                  (615,181)     (186,175)     (200,118)       (57,396)
   Investment income                  106,672        33,758        30,775          6,189
   Other income                        88,053            --        12,853             --
   Loss on sale of assets             (14,137)           --            --             --
                                   ----------    ----------    ----------    -----------

Income (loss) before income taxes    (188,336)       68,338       151,383        252,819

Income taxes (benefit)                (79,363)       59,428        50,652         50,498
                                   ----------    ----------    ----------    -----------

Net income (loss)                    (108,973)        8,910       100,731        202,321

Other comprehensive loss, net of tax:
   Unrealized holding loss
    on securities arising during
    the period                         (3,721)       (1,274)       (1,414)           (52)
                                   ----------    ----------    ----------    -----------

Total comprehensive income (loss)  $ (112,694)   $    7,636    $   99,317    $   202,269
                                   ----------    ----------    ----------    -----------

Weighted average shares outstanding
   Basic                             2,141,801    2,122,060     2,141,801      2,131,961
   Diluted                           2,141,801    2,161,692     2,402,730      2,171,593

Earnings (loss) per share
   Basic                           $      (.05)  $       --    $      .05    $       .09
   Diluted                         $      (.05)  $       --    $      .04    $       .09

See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    Page 1 of 2
                                                          Nine Months Ended
                                                               July 31,
                                                        1 9 9 9        1 9 9 8
                                                        -------        -------
OPERATING ACTIVITIES
   Net income (loss)                                   $ (108,973)   $   8,910
   Adjustments to reconcile net income (loss) to net
      cash flows from operating activities:
      Depreciation and amortization                       695,962      640,221
      Deferred income taxes                               (49,155)     (32,872)
      Bad debt recovery                                        --     (200,000)
      Financial advisory services                          14,883           --
      Loss on sale of assets                               14,137           --
   Changes in operating assets and liabilities:
      Accounts receivable                                (395,642)    (465,846)
      Inventories                                          39,794       (2,387)
      Other assets                                        (47,530)      38,680
      Tuition receivable                                 (586,047)          --
      Deferred revenue                                     46,731           --
      Accounts payable                                   (449,854)      75,223
                                                       ----------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES                 (825,694)      61,929
                                                       ----------    ---------

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment       (303,380)    (114,119)
      Test passage bank                                  (333,340)    (172,879)
      Software development costs                          (16,644)     (74,765)
      Pre-publication costs                                    --      (12,529)
      Proceeds from the sale of marketable securities     270,000      535,000
      Proceeds from the sale of assets                     13,200           --
      Acquisition of subsidiaries                      (1,964,792)          --
      Acquisition of test                                 (16,808)          --
      Deferred acquisition costs                          (51,736)    (238,532)
                                                      -----------    ---------

   NET CASH FLOWS FROM INVESTING ACTIVITIES            (2,403,500)     (77,824)
                                                      -----------    ---------

FINANCING ACTIVITIES
      Repayment of long-term debt                        (428,891)    (233,549)
      Proceeds from exercise of warrants                       --       97,905
      Net repayments from loan payable                   (337,642)    (358,928)
      Payment of mortgage costs                           (35,265)          --
      Stock subscriptions received                         14,350           --
                                                      -----------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 (787,448)    (494,572)
                                                      -----------    ---------


See notes to consolidated financial statements.



                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    Page 2 of 2
                                                          Nine Months Ended
                                                               July 31,
                                                        1 9 9 9        1 9 9 8
                                                        -------        -------

NET CHANGE IN CASH AND TEMPORARY
   INVESTMENTS                                       $(4,016,642)    $ (510,467)

CASH AND TEMPORARY INVESTMENTS
   AT BEGINNING OF PERIOD                              4,980,230      1,156,664
                                                     -----------     ----------

CASH AND TEMPORARY INVESTMENTS
   AT END OF PERIOD                                  $   963,588     $  646,197
                                                     -----------     ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                     $   537,538     $  195,505
                                                     -----------     ----------

   Income taxes paid                                 $    32,350     $   45,711
                                                     -----------     ----------

SUMMARY OF ACQUIRED SUBSIDIARY:
   Assets acquired consisting primarily
    of Goodwill                                      $ 6,950,721     $       --
   Liabilities assumed                                 3,562,828             --
                                                     -----------     ----------

NET PURCHASE PRICE                                   $ 3,387,893     $       --
                                                     ===========     ==========


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JULY 31, 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 1999 and October 31, 1998, the consolidated results of operations and comprehensive income for the nine and three month periods ended July 31, 1999 and 1998 and consolidated cash flows for the nine month periods ended July 31, 1999 and 1998.

The consolidated results of operations and comprehensive income for the nine and three month periods ended July 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its directly and indirectly wholly-owned subsidiaries, Beck Evaluation & Testing Associates Inc.
("BETA"), Modern Learning Press, Inc. ("MLP"), TASA
Educational Services Corp. ("TESC") and MESI Acquisition Corp.
("MESI"). All material intercompany balances and transactions have been eliminated in consolidation.

Goodwill
--------

Goodwill is being amortized over a 15 to 30-year period.

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

                               JULY 31, 1999




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


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                         By: /s/ ANDREW L. SIMON
                             ---------------------------------------
                             Andrew L. Simon
                             President and Chief Executive Officer



                         By: /s/ DENISE M. STEFANO
                             ---------------------------------------
                             Denise M. Stefano
                             Chief Financial Officer


Date:  September 14, 1999