Form 10KSB
period 1999-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2000-01-31
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-KSB
(Mark One)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the fiscal year ended October 31, 1999
  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ________ to ________
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



                              (914) 277-8100
                              --------------
                        (Issuer's telephone number)

   Securities registered under Section 12(b) of the Exchange Act:  None.
                                                                   ----


   Securities registered under Section 12(g) of the Exchange Act:

                            Title of Each Class
                            -------------------


                      Common Stock, $.0001 par value
                      ------------------------------


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
    --------       --------

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $12,316,246 for the fiscal year ended October 31, 1999.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:
$3,333,750.00 as of January 18, 2000. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING
                    DURING THE PAST FIVE YEARS)

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.
Yes          No
    -------     -------

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 15, 2000, 2,141,801 shares of Common Stock, par value $.0001 per share.

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
                     ----

     Transitional Small Business Disclosure Format (check one):
Yes         No    X
    -----      ------

                                  PART I

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

          Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") serves the education market with assessment and instructional products, and as of November 1998, in the post-secondary proprietary school market. Prior to new executive management in 1994, the Company's primary business was reading assessment through the publishing and sale of its proprietary tests and related assessment tools. Since 1994, the Company's current management has implemented a strategy to broaden the Company's services in the education market. In the Company's fiscal years ended October 31, 1997 and 1998 ("Fiscal 1997" and "Fiscal 1998", respectively) and through the beginning of the fiscal year ended October 31, 1999 ("Fiscal 1999"), the Company completed three acquisitions in three core segments of the education market: assessment, instruction and educational delivery. The net effect of the Company's acquisition strategy is that TASA's revenues increased from $2.5 million in the fiscal year ended October 31,1996 ("Fiscal 1996"), the last fiscal year prior to the acquisitions, to over $12.3 million in Fiscal 1999.

          The need to develop fundamental literacy skills has long been recognized as essential to a student's progress and success throughout school and life. The Company's proprietary instructional and assessment products relate directly to the teaching and measurement of progress of literacy skills. The Company's language arts instructional products for grades K-4 provide students with consumable workbook series designed to strengthen skills. The Company's other products for the grades K-4 instructional market include consumable workbooks for the development of other important skills, such as penmanship and the teaching of English, particularly English as a Second Language ("ESL"). The Company's Degrees of Reading Power(R) ("DRP") tests and related products enable a school, district or other entity to assess an individual's reading comprehension ability. These tests allow an individual's reading development to be tracked over time and are often used to audit a school's success in the teaching of reading. Additionally, the Company owns a custom-testing division, which responds to requests from school systems and publishers to create client-designed assessment programs.

          The third market served, educational delivery, positions the Company to participate in the significant growth occurring in post-secondary education. The Company, through its indirect wholly owned subsidiary MESI Acquisition Corp. ("MESI"), recently acquired substantially all of the assets of the Mildred Elley Schools, Inc. ("Mildred Elley"), a New York State accredited, degree-granting school that provides post-secondary students with a broad-based curriculum in business, health, travel, and paralegal training. Mildred Elley's principal campus is located in Latham, New York, with an additional branch in Pittsfield, Massachusetts.

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


ASSESSMENT PRODUCTS AND RELATED SERVICES

          TASA designs, develops, calibrates, publishes, markets, and sells educational reading assessment tests to elementary and secondary schools, colleges, and universities throughout the United States and Canada. The Company's reading comprehension tests are based on its proprietary Degrees of Reading Power (DRP) assessment methodology. DRP tests are published in three versions: Primary, Standard, and Advanced. The Company's products measure an individual student's reading ability in a non-culturally biased manner and allow tracking of an individual's reading development over time.

          DRP Tests. Management believes that DRP tests are widely recognized as being advanced state-of-the-art in educational assessment. Based on descriptions contained in Tests
                                                            -----
in Print published by the Buros Institute of Mental Measurements
--------
(which endeavors to cover all tests published in the United States), it is management's belief that:

     . DRP tests were the first commercial standardized tests whose results can be directly interpreted with respect to the written materials that students can read; and that

     . DRP tests are the only existing instruments that can measure progress toward one or more standards or requirements that are established by examining how well prose in books or other sources must be comprehended for particular purposes.

Consequently, the DRP tests are especially useful in accountability assessments of a school's teaching performance and in measuring an individual's reading level. As a result, management believes that DRP tests are widely recognized as being state of the art in educational assessment.

          DRP tests measure how well students understand the meaning of whole text. These tests determine, as much as is possible in a testing situation, how well a student reads under real-life conditions, both in and out of school. Primary and Standard DRP tests are direct measures of fundamental reading comprehension, defined as how well students can process text as it is being read. Advanced DRP tests extend this definition of reading comprehension. Advanced DRP test items require students to engage higher level cognitive processes needed to think about, analyze or evaluate propositions in text.

          DRP tests consist of nonfiction paragraphs and/or passages on a variety of topics, each written, edited, and calibrated by the Company. The individual test passages are stored in the Company's "Test Passage Bank", and each test is created by selecting the appropriate test passages from the Test Passage Bank to satisfy the criteria set for a particular test. Each passage undergoes a two-year process of development and calibration and has an estimated useful life of 11 years; a passage is introduced initially in a "secure" form of test after which it is available in "shelf" form in the Company's test catalogs and then in practice tests. Management believes that approximately four million DRP tests, for which the Company is the sole source proprietor and publisher, were administered in 1999 in states, school districts, and college and university testing programs.

          TYPES OF DRP TESTS. Specially prepared "secure" forms of the Company's DRP tests are licensed for one-time or limited use by states while other "shelf" forms listed in the Company's catalogs are licensed for an indefinite period of time to schools and districts throughout the United States and Canada. Secure test forms are composed of text and test items that have never before been administered and are typically used in only one test administration as a secure test. The Company provides secure tests annually for administration in certain grades by the states of Connecticut, New York, and Virginia.


          THE MACULAITIS TEST. In Fiscal 1997, TASA acquired the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive English language assessment and evaluation program. It is intended for use in ESL, Bilingual Education and Limited English Proficiency ("LEP") programs. In Fiscal 1998, the Company completed a series of revisions aimed at improving the overall ease of use and marketability of the test. Management believes that these revisions have given the Maculaitis Test wider appeal. Currently, the Company is making more substantive revisions that management believes are necessary to further enhance the test's marketability.

          The Maculaitis Test is currently authorized for use in the State of New Jersey. Current sales of the Maculaitis Test are primarily concentrated in New Jersey, although some sales are attributable to a number of other states. Beck Evaluation & Testing Associates, Inc., the Company's custom test division ("BETA"), is currently in the third year of a contract with the State of Texas to design a test to be used by all state LEP students in grades 3-8. Management believes that both the Maculaitis Test and the BETA contract will place the Company in a unique position, increasing its potential for future growth in the LEP/ESL assessment field.

          SIGNPOSTS(TP) EARLY LITERACY ASSESSMENT SYSTEM. In the spring of 2000, management expects that the Company will introduce its new SIGNPOSTS(TP) Early Literacy Assessment program ("SIGNPOSTS"). SIGNPOSTS is a comprehensive system designed to provide a unique set of assessments and integrated instructional activities for students in grades K-3. SIGNPOSTS spans a range of literacy strands--reading, writing, listening, and speaking-- and includes a pre-DRP reading test and measurement scale for emergent readers. Management believes that the pre-DRP test's downward extension of the existing Primary DRP test will help both the SIGNPOSTS and DRP programs in future adoptions.

          TextSense(TM) SUMMARY WRITING. In Fiscal 1997, the Company launched its new TextSense(TM) Summary Writing program ("TextSense"). A number of states have set as a benchmark for language arts competency the ability to summarize accurately a selected portion of text. TextSense uses instruction and assessment in summary writing to promote better reading, better writing, and better thinking about text. The TextSense Summary Writing program complements DRP technology and, with its emphasis on both instruction and assessment in summary writing, adds another dimension to the Company's educational assessment product offerings. The revenues derived in Fiscal 1999 from TextSense were not material. While the Company currently intends to devote increased resources to marketing TextSense, there can be no assurance that TextSense will become a significant contributor to the Company's revenues.

          TEST SCORING AND RELATED REPORTING SERVICES. The Company provides scanning, scoring, and reporting services for DRP tests to schools and districts. Company-copyrighted test answer sheets or licensed answer sheets are required for the administration of all of the Company's tests. Answer marks on these sheets are machine-read by scanner-computer systems and interpreted by Company-proprietary scoring and reporting software. Company-copyrighted conversion tables are used to convert the total number of right answers into a DRP score that indicates how well a student can comprehend text of a given difficulty (readability). These DRP scores also can be interpreted normatively (i.e., in terms of national percentile norms that indicate a student's percentile rank in relation to students nationally in his or her grade) using the Company's proprietary data. All District, School and Class Level Reports of DRP test results are copyrighted by the Company, as are various Parent and Individual Reports that may be ordered by school systems for inclusion in permanent records. Third-party firms, as well as state agencies that provide scanning and scoring services to schools, may also be licensed to score the Company's tests.

          SOFTWARE PRODUCTS. The Company designs and markets computer software products that are sold as instructional aids or analytical tools for reading assessment. Among the products are MicRA-->DRP II, which allows the user to estimate the DRP difficulty rating of instructional materials, and DRP-->EZ Converter(R), which permits those who score DRP tests by hand to easily convert raw scores to criterion-referenced DRP scores and DRP norms.

          In 1996, the Company introduced DRP-->BOOKLINK(R) and
Browzer-->BOOKLINK(R), which enable teachers to find appropriate books for each student based upon interest categories and reading ability.

          The Company reports revenues from proprietary test products as Assessment Income.

CUSTOM TEST PRODUCTS AND RELATED SERVICES

          BETA provides consulting services to states, schools and textbook publishers. BETA's business is approximately equally divided between work for states and work for publishers. Since its acquisition by TASA in January 1997, BETA has concentrated on increasing its test assessment and design services to states. This effort has been successful, and BETA now provides its test design and psychometric services to several state customers:
Delaware, Indiana, Michigan, Minnesota, Texas, and Virginia.

          BETA's custom assessment services to states are provided either directly or indirectly, typically through two of the largest commercial contractors in the contract/customized assessment markets, National Computer Systems (NCS) and Harcourt. Generally, the business strategy of BETA is to provide these specialized services for the major state contracts as a subcontractor, primarily for assessment or psychometric services and actual test design and development. The prime contractor provides for all the printing, logistics, warehousing, scoring and reporting services necessary to complete state contracts.

          In Fiscal 1999, BETA gained significant non-state assessment business from agreements with publishers, such as Scott Foresman, Macmillan/McGraw-Hill, and the Core Knowledge
Foundation.

          The Company reports revenues from BETA's operations as Assessment Income.

INSTRUCTIONAL PRODUCTS

          Through Modern Learning Press, Inc. ("MLP"), the Company designs, publishes and distributes affordable "consumable" student workbooks for grades K-4, and creates and publishes books and pamphlets for elementary school teachers and parents. The elementary instructional workbook series currently offered by MLP ranges from the teaching of phonics, penmanship, ESL, and reading comprehension to vocabulary development. The affordable pricing of the consumable series positions MLP to take advantage of the growing pressure for cost-effective purchasing by school districts. Thus, MLP's growing line of affordable "consumable" workbooks or learning books for students in grades K-4 allows schools to purchase high-quality workbooks at a significantly decreased acquisition cost per pupil.

          MLP was organized by TASA in May 1997 to acquire substantially all of the operating assets of Programs for Education, Inc. The market served by MLP consists of an estimated 16 million total students in grades K-4, establishing an approximate market size of $30-$35 million for each workbook series. Moreover, teachers generally make the purchase decision in these grades as opposed to school boards or agencies, which control the purchasing decisions in higher grades. To complement its workbook series, MLP also creates and publishes a collection of books and pamphlets for elementary school teachers and parents.

          MLP offers a large library of books and pamphlets that help elementary schools achieve their teacher and parent information objectives. MLP's expanding series of titles for teachers provide affordable quality books on professional subjects written by recognized educational experts. Its pamphlet series, generally purchased by schools for distribution to parents, provides guidance to parents on topical issues. Additionally, in the Spring of 2000, management expects that MLP will introduce new, consumable SIGNPOSTS instructional materials which can be integrated, optionally, with the SIGNPOSTS Early Literacy Assessment System under development by TASA's assessment division.

          Management believes that growth opportunities exist for MLP in the elementary school market. Many states, as well as the Federal government, are currently discussing expansion and changes in elementary education, either of which would have to include additional funding for any new programs. These changes will provide new and expanded opportunities for the development of new workbook and professional education book series. Management believes that MLP is well-positioned to benefit from the changes expected to occur in elementary education.

          In the past, MLP reached its target market, primarily teachers, by direct mailing of its catalogs as well as timely promotional and informational pieces. Management believes that MLP can continue to increase the effectiveness of its direct mail program. However, in the fall of 1999, MLP began to augment sales by acquiring independent distributors to carry its line of supplemental materials. At fiscal year-end, MLP had independent distributors who collectively represented approximately 50% of the United States.

          The Company reports MLP's revenues as Instructional
Products.

EDUCATIONAL DELIVERY

          In early Fiscal 1998, as part of its strategic plan, the Company decided that the post-secondary proprietary school market was an area in which it wanted to compete due to attractive characteristics including a large growing market, countercyclical growth trends, and attractive levels of profitability.

           In November 1998, the Company, through MESI, a wholly-owned subsidiary of TASA Educational Services Corporation ("TESC"), which is a wholly-owned subsidiary of the Company, purchased substantially all of the assets of Mildred Elley, as the platform for the Company's entrance into the post-secondary school market. Mildred Elley is a two-year, New York State degree-granting institution and has been in operation for over 80 years. Mildred Elley's principal campus is located in Latham, New York, with an additional branch in Pittsfield, Massachusetts. The Mildred Elley schools offer programs in business, paralegal, travel and health fields, and are well-respected in the communities they serve.

          The Mildred Elley schools offer programs in business, paralegal, travel, and health fields. Each program is designed so that the student masters important skills and acquires knowledge that will become critical to a lifelong learning plan and economic success. The goal is for students to succeed in their programs and obtain secure jobs in their field.

          The two locations have a total enrollment of 638 students. The current enrollment consists of adult students with a median age of 29. Many of these students have been dislocated workers and other individuals having various levels of education who need additional skills in order to maintain or improve their current employment situation. Average household income of Mildred Elley's students is $16,000 to $20,000. The student body is 80% female and 20% male.

          All of the programs are offered at both campuses. The following table shows Mildred Elley enrollment by program by location for the 1999 fall term:


                                                                   Total
                                         Albany    Pittsfield    Enrollment


Accounting Systems Specialist . . . .      38          16            54


Administrative Assistant  . . . . . .      62          47           109


Advanced Paralegal  . . . . . . . . .      29           0            29


Business Management . . . . . . . . .      46           0            46


Clinical Medical Assistant  . . . . .      60           0            60


Medical Assistant . . . . . . . . . .      28          27            55


Medical Office Assistant  . . . . . .      36           0            36


Office Technologies . . . . . . . . .      31          27            58


Paralegal . . . . . . . . . . . . . .      82          19           101


Software Specialist . . . . . . . . .      72           6            78


Travel/Tourism. . . . . . . . . . . .      12           0            12


                               Total:     496         142           638



          Revenues from the post-secondary proprietary school division were $5.3 million in Fiscal 1999 and are reported as Educational Delivery revenues.

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

          In the past, the Company marketed its instructional products almost exclusively through direct mail programs. In late
Fiscal 1999, it began assessing the viability of selling such products through its independent sales representatives.
Preliminary results to date are encouraging, although not conclusive.

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

          Although there are a number of for-profit firms that develop, publish, market, and distribute educational tests, the market is dominated by three: CTB/McGraw-Hill, Lake Forest, Illinois, and Monterey, California; Harcourt Educational Measurement, San Antonio, Texas; and The Riverside Publishing Company, Chicago, Illinois. As large, well-established publishers of educational tests and related products and services, these firms are considered strong competitors of the Company.

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

          The Maculaitis Test exists in a competitive market; however, several of the non-profit and for-profit testing companies do not have a product that is in direct competition with the test. The major source of direct competition is a set of products published by CTB/McGraw-Hill known as the Language Assessment System series (the LAS-O, the LAS-R and the LAS-W), and the Language Assessment Battery (the LAB) which is a test that was developed by the New York City Board of Education. Each of these test series is designed to assess a student's current level of knowledge of the English language and is administered in English. A number of other test series produced by other for-profit publishers, such as Harcourt and Riverside, are designed exclusively for the Spanish language market and are administered primarily in Spanish.

          INSTRUCTIONAL MATERIALS. The elementary school market for the consumable books published by MLP is both huge and highly competitive, with every major publisher and numerous smaller publishers providing material. MLP's disadvantage is that its marketing resources are significantly smaller than those of the major publishers. MLP' s advantage is that, with its smaller corporate structure, decisions can be made rapidly so that new products can be available in a fraction of the time required by the major publishers. MLP's other competitive advantage is a lower selling price than that generally applicable to other consumable books with which MLP's products compete. MLP has developed a unique position through direct mail sales.

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

EMPLOYEES

          As of October 31, 1999, the Company employed a total of 154 employees, 92 on a full-time basis, and 62 on a part-time basis. Of the 154 employees, 11 are engaged in research and/or test development, 22 are in operations, 6 are in executive capacities, 15 are in marketing in its assessment and instructional divisions, and 100 are in the educational delivery division.

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

          EDUCATIONAL DELIVERY. The post-secondary proprietary school industry is highly regulated with respect to accreditation and government funding issues. The Company acquired Mildred Elley through MESI, a wholly-owned subsidiary of TESC, in November 1998. As a result of the change in ownership of Mildred Elley, the Mildred Elley schools were required, under applicable regulation, to apply to the accrediting agency, the U.S. Department of Education (the "DOE"), and the applicable state department of education for approval to operate under its new owners. The accrediting agency and the DOE approved the change of ownership during Fiscal 1999. The state agency generally takes 24 to 36 months. The Company anticipates a New York state agency reaccreditation review in the spring of 2000 which management expects will ultimately lead to the reaccreditation of Mildred Elley. No assurances can be given, however, that the New York state agency will grant the reaccreditation of Mildred Elley. If the reaccreditation is not granted, the Company will have to re-evaluate its degree granting capabilities.

          Students attending Mildred Elley schools finance their education through a combination of individual resources and government sponsored financial aid in the form of loans and grants. The Company estimates that over 70% of students currently enrolled at the Mildred Elley schools receive some form of government-sponsored assistance. Currently, students may receive tuition funds under Federal and New York State grant programs, as well from loans funded by Mildred Elley.

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

          Due to default rates on student loans prior to the Company's acquisition of Mildred Elley, Mildred Elley students do not currently qualify for loans under Title IV, though management currently anticipates that in 2000, the Mildred Elley schools will be requalified for the Title IV program. There can be no assurance that the Mildred Elley schools will requalify for the Title IV program at that or any other time. To the extent that Mildred Elley schools qualify for the Federal student loan programs, the schools will be more attractive to potential students and will not have to provide funding for tuition loans. If the Mildred Elley schools are unable to qualify for student loan programs or if the Federal or state grant programs are limited or withdrawn, Mildred Elley will have to provide its own funding for tuition loans. The Company is not currently aware of any facts indicating that such programs may be cut; however, there can be no assurances that the loan programs will be available to the Mildred Elley schools indefinitely.

PATENTS, COPYRIGHTS, TRADEMARKS, TRADE SECRETS AND ROYALTIES

       The Company regularly asserts copyrights to all of its assessment and instructional materials.

       The following are registered trademarks and/or service marks of the Company: TASA, the TASA logo, DRP Program The Readability Standard, Browzer-->BOOKLINK, DRP, DRP-->BOOKLINK, DRP-->EZ Converter, DRP Linking Text to Ability, Booklore, BookMatch, DWM, Degrees of Reading Power, Degrees of Word Meaning, MicRA-->DRP, TextSense (pending), TASA Literacy (pending), Signposts (pending), We've Done the Research for
You (pending). Additionally, Change-A-Print Frame is a registered trademark of MLP.

       Trade secrets are maintained by licenses for software and certain proprietary data. In addition, all employees execute nondisclosure agreements as a condition of employment.

       In connection with the purchase by MLP of substantially all the operating assets of Programs for Education, Inc. and pursuant to a Royalty Agreement between MLP and Bernard Shapiro, the founder of Programs for Education, Inc., MLP agreed to pay to Mr. Shapiro a royalty on sales of certain titles for a term of seven years following the closing of the acquisition in Fiscal 1997 in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, which increases each year to a maximum of $240,000 in the seventh year. For Fiscal 1999, the Company paid Mr. Shapiro a total of $157,943 in royalties.

       When MESI acquired substantially all of the assets of Mildred Elley, it also acquired the names of Mildred Elley, including "Mildred Elley School, Inc.", "Mildred Elley Business
School" and all variations and derivatives thereof.

ITEM 2.     DESCRIPTION OF PROPERTY

       The Company owns a 30,000 square foot building in Brewster, New York. The building was constructed in 1987, with the second phase completed in 1991. In Fiscal 1997, the Company retired the first and second mortgages on the property and remortgaged the facility with MSB Bank, now Hudson United Bank.

       MLP rents its editorial offices in Honesdale, Pennsylvania, and has its service and order fulfillment center in Rosemont, New Jersey, each on a month-to-month basis.
Collectively, MLP rents approximately 5,000 square feet of space.

       Effective February 2000, BETA will rent a small office facility of 500 square feet in Austin, Texas, which also affords good proximity to the Texas Education Agency. The Company made the decision to open the office in Texas because of the volume of business in that state.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                             PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (a) The Company's common stock, par value $.0001 per share (the "Common Stock") is traded in the NASDAQ small-capitalization over-the-counter market ("Nasdaq") under the symbol TASA. As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low closing prices for each fiscal quarter in the two fiscal years ended October 31, 1998 and October 31, 1999 were as follows:


                       Common Stock Prices
                       -------------------


       Fiscal Quarter:       High           Low


       1st Qtr 98            5.36          2.50
       2nd Qtr 98            7.00          2.50
       3rd Qtr 98            5.36          3.124
       4th Qtr 98            4.00          2.24


       1st Qtr 99            3.376         1.752
       2nd Qtr 99            2.624         1.375
       3rd Qtr 99            2.00          1.50
       4th Qtr 99            1.625         1.00

       As of the close of business on March 4, 1999, the Company effected a one-for-four reverse stock split (the "Stock
Split") of the Company's Common Stock. All stock prices and all share amounts quoted in this Report have been adjusted to give effect to the Stock Split.

       During the first quarter of Fiscal 2000 (through
January 19, 2000), the Company's Common Stock had a high price of $2.125 and a low of $1.00.

       These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

       As of December 31, 1999, there were 71 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds approximately 1,300 in number. The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

       On November 27, 1998, pursuant to a prior transaction with each of Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (collectively, the "Cahill, Warnock Entities") (see "Certain Relationships and Related Transactions" in Item 12, below), the Company redeemed all of the outstanding shares of its Series A Preferred Stock for a nominal aggregate redemption price. Until the shares were redeemed, there were 1,500 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock had been entitled to cast 3,000 votes per share on any matter brought before the stockholders of the Company. No shares of Series A Preferred Stock are currently outstanding.

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

COMPANY BACKGROUND

       For over twenty years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since 1994, new management has implemented a strategy to broaden the Company's services in the education market. As a result, the Company has completed four acquisitions since the beginning of Fiscal 1997 and now serves three educational markets: (1) educational assessment and evaluation, (2) educational instruction, and (3) educational delivery. TASA revenues in Fiscal 1996 were $2.5 million and have increased by acquisition and internal growth to $12.3 million in Fiscal 1999.

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

       The following table sets forth the revenues in each of the assessment, instruction and educational delivery divisions, and its annual percentage change, for Fiscal 1999, 1998 and 1997:


       TASA Revenues Breakdown (in thousands of dollars) and % of Year-To-Year Change


                                             Fiscal Year Ended October 31,
                          ---------------------------------------------------------------
                           1997-99        1999             1998               1997
                           -------        ----             ----               ----

                             %                 %                 %                    %
                           Change     $     Change      $     Change      $        Change
                           ------    ---    ------     ---    ------     ---       ------

Assessment Product
Revenues . . . . . . . .    47%    $4,591.5   11%    $4,123.2   32%    $3,126.3(1)   12%


Instructional Revenues. .   66%    $2,427.6   11%    $2,193.9   50%    $1,461.4(2)   N/A


Educational Delivery
Revenues . . . . . . . .    N/A    $5,297.1   N/A      N/A      N/A       N/A        N/A


Total Revenues . . . . .   168%   $12,316.3   95%    $6,317.1   38%    $4,587.6      82%



(1) Includes BETA results, which, in Fiscal 1997, were for the ten months since its acquisition.
(2) Includes MLP results, which, in Fiscal 1997, were for the five months since its acquisition.


         The following are selected ratios as a percentage of revenues based on the Company's financial statements:




                                   Fiscal Year Ended October 31,
                                   -----------------------------

                                       1999      1998     1997
                                    ----------------------------


Revenues . . . . . . . . .             100%      100%     100%

   Gross Profit Margins. .              64%       69%      66%


Operating Expenses:
   Selling Expenses. . . .              20%       25%      25%
   General & Administrative . .         36%       41%      35%
   Loan Loss Expense. . . . . .       ----      ----       9%
   Loan Loss Recovery . . . . .       ----        (3%)    ----
   Impairment of Goodwill . . .       ----      ----       44%
   Product Development. . . . .       ----      ----      ----
                                   ----------------------------

Income from Operations. . . . .          8%        6%     (47%)
Income (Loss) from Operations
   Net Interest Inc. (Exp.). . .         6%       (3%)     (1%)
                                   ----------------------------

Pre Tax Income (Loss). . . . . .         2%        3%     (48%)


Net Income (Loss). . . . . . . .         1%        2%     (30%)
                                   ============================

FISCAL 1999 AS COMPARED TO FISCAL 1998

       REVENUES.  For Fiscal 1999, revenues were $12,316,246,
       --------
increasing 95%, or $5,999,132 over $6,317,114 for Fiscal 1998.
Of the $5,999,132 increase, $702,005 or 12% is attributable to internal growth of the Company's assessment and instructional divisions. The balance of the increase is due to the acquisition of Mildred Elley in November 1998 and the educational delivery division.

       Revenues for the Company's assessment products increased $468,307 or 11% to $4,591,542 in the current year versus $4,123,235 in the prior year. The Company's proprietary test division which publishes the DRP product decreased 6% for the year. This decrease in revenues was attributable to the declining volume of sales in New York State due to the shifting from the PEP/DRP reading test in the third and sixth grades to an alternative test for the fourth and eighth grades. As a result, certain schools elected not to purchase our DRP shelf test for alternative grades. The second reason for the decrease in catalog sales was the halving of orders from Texas for the purchase of materials for their early childhood program. The Company, however, anticipated this decline as the industry traditionally experiences a decline when schools reorder in the second year of any program.

       BETA, which is the Company's custom testing division, continues to grow as planned. BETA began the year with a number of multiple-year contracts and signed two more such contracts in 1999. Approximately 45% of the business for Fiscal 1999 represents multiple-year contracts. The net effect of the new contracts is that BETA's business grew to $1,395,463 in Fiscal 1999, or 97%, from $709,022 in Fiscal 1998.

       Instructional revenues, through MLP, increased 11% for Fiscal 1999. In late Fiscal 1999, the Company shifted to a new sales organization, namely, independent representatives who are currently selling supplemental materials on behalf of MLP.

       The educational delivery division contributed
$5,297,127 to the Company's revenue stream, constituting 43% of the Company's revenue for the year. There is no comparable year-to-year period as the acquisition of Mildred Elley occurred on November 2, 1998.

       COST OF GOODS SOLD.  Cost of goods sold increased to
       ------------------
$4,469,746 in Fiscal 1999, or 131%, compared to $1,935,104 in
Fiscal 1998. Cost of goods sold now represents 36% of revenues versus 31% in Fiscal 1998. Cost of goods sold as a percentage increased due to significant volume increases in our lower margin businesses (BETA and Mildred Elley).

       GROSS PROFIT.  An increase of 95% in gross revenues for
       ------------
the Company as a whole fueled a 79% increase in the Company's gross profit, or from $4,382,010 in Fiscal 1998 to $7,846,500 in Fiscal 1999. Because of the aforementioned increase in cost of goods sold, however, gross profit as a percentage of sales decreased from 69% to 64%.

       SELLING EXPENSES.  Selling expenses in Fiscal 1999
       ----------------
increased by 57% to $2,505,934 from $1,596,462 in Fiscal 1998.
As a percentage of revenues, selling expenses were 20% in Fiscal 1999 versus 25% in Fiscal 1998. This decrease in percentage is attributable to the fact that the percentage marketing expense for each of the custom test and the educational delivery divisions is lower than that for the Company's proprietary testing and instructional division.

       GENERAL AND ADMINISTRATIVE.  The Company's general and
       --------------------------
administrative expenses increased by 68% to $4,387,253 in Fiscal 1999 from $2,619,034 in Fiscal 1998. As a percentage of sales, general and administrative expenses decreased from 41% to 36%. This decrease is the effect of greater efficiencies created by revenue gains.

       INCOME FROM OPERATIONS.  Income from operations for
       ----------------------
Fiscal 1999 increased by 160%, to $953,313 in Fiscal 1999 from
$366,514 in Fiscal 1998.

       EBITDA.  Earnings before interest, taxes, depreciation,
       ------
and amortization were $1,922,811 in Fiscal 1999 versus $1,017,383 in Fiscal 1998, representing a 89% increase. This increase is attributable to the increase in revenues, which more than offsets the increase in general and administrative expenses and cost of goods sold associated with the Company's increased revenue base. EBITDA was 16% of revenues for both Fiscal 1999 and Fiscal 1998.

       OTHER INCOME (EXPENSE).  Other income (expense)
       ----------------------
increased to ($695,360) for Fiscal 1999 versus ($206,307) for Fiscal 1998. The increase in other income (expense) was primarily due to increased interest expense incurred in the funding of Mildred Elley. As management expected, however, this increase was offset by the increase in earnings before interest and taxes (EBIT) from the educational delivery division.

       INCOME BEFORE TAXES.  The Company generated pre-tax
       -------------------
income of $257,953 in Fiscal 1999 versus $160,207 in Fiscal 1998, representing a 61% improvement. This increase is the result of increased revenue gains.

       NET INCOME AND EARNINGS PER SHARE.  Net after-tax
       ---------------------------------
earnings were $180,757 for Fiscal 1999 versus $131,202 for Fiscal 1998, representing approximately a 38% increase for Fiscal 1999. Earnings per share were $0.08 versus $0.06 in the prior year (after giving effect to the reverse stock split in March 1999).

FISCAL 1998 AS COMPARED TO FISCAL 1997

       REVENUES.  For Fiscal 1998, revenues were $6,317,114,
       --------
increasing $1,729,481, or 38%, over $4,587,633 for Fiscal 1997. Of the $1,729,481 increase, $575,312, or 33%, is attributable to internal growth of the Company's traditional proprietary testing/assessment business. The balance of the year's increase, $1,154,169, is attributable to revenue increases of the two businesses acquired in Fiscal 1997, BETA (custom testing/assessment) and MLP (instructional).

       COST OF GOODS SOLD.  Cost of goods sold in Fiscal 1998
       ------------------
increased 23% from Fiscal 1997, or $1,935,104 in Fiscal 1998 versus $1,578,749 in Fiscal 1997. Cost of goods sold represented 31% of revenues in Fiscal 1998 versus 34% of revenues in Fiscal 1997.

       GROSS PROFIT.  A 38% increase in revenues, particularly
       ------------
in the Company's higher gross margin businesses--the proprietary testing and instructional division--resulted in gross profit margins increasing to 69% in Fiscal 1998 from 66% in Fiscal 1997.

       The improvement in the Company's gross profit to $4,382,010 in Fiscal 1998, representing a $1,373,126 increase, or 46%, over gross profit of $3,008,884 in Fiscal 1997, is also attributable to rigorous budgeting and cost control programs instituted by the Company's management several years ago. Additional royalty costs (for the instructional division), a factor in the decline of Fiscal 1997 gross profit margins, reached their annual contractual maximum levels during Fiscal 1998. This allowed for increased sales volumes that were not subject to these royalties.

       SELLING EXPENSES.   Selling expenses in Fiscal 1998
       ----------------
increased 41%, or $467,858, to $1,596,462 from $1,128,604 in
Fiscal 1997. As a percentage of revenues, selling expenses remained constant at 25% for both fiscal years. A significant positive accomplishment in Fiscal 1998's performance was that a full year of instructional selling costs were offset by instructional sales increases, as compared to Fiscal 1997 when a majority of the instructional annual selling costs had already been incurred prior to the acquisition of the business by the Company.

       GENERAL AND ADMINISTRATIVE.  The Company's general and
       --------------------------
administrative expenses in Fiscal 1998 increased $1,017,270, or 64%, to $2,619,034 from $1,601,764. As a percentage of revenues, general and administrative expenses, including amortization and depreciation, rose in Fiscal 1998 to 41% from 35% in Fiscal 1997. A substantial portion of Fiscal 1998's increase reflected costs associated with positioning the Company for the growth to come from its post secondary schools acquisition program, as well as the fact that in Fiscal 1997 the Company acquired MLP on June 1, 1997, and thus gained 70% of the instructional division's revenues, but only 42% of the instructional division's general and administrative expenses for Fiscal 1997.

       INCOME (LOSS) FROM OPERATIONS.  Income from operations
       -----------------------------
in Fiscal 1998 was $366,514 as compared to a loss in Fiscal 1997 of ($2,129,158).

       EBITDA.  Earnings before interest, taxes, depreciation
       ------
and amortization (EBITDA) rose 21%, or $178,478, in Fiscal 1998 to $1,017,383 from $838,905 in Fiscal 1997. In Fiscal 1998,
EBITDA was 16% of revenues as opposed to 18% in Fiscal 1997.

       OTHER INCOME (EXPENSE).  Other income (expense) increased
       ----------------------
to ($206,307) in Fiscal 1998 versus a ($64,622) loss in Fiscal 1997. The increase in other income (expense) was primarily due to increased interest expense in connection with the acquisition of MLP.

       INCOME (LOSS) BEFORE TAXES.   Income before taxes in
       --------------------------
Fiscal 1998 increased to $160,207 from a loss of ($2,193,780) in Fiscal 1997.

       NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE.
       -----------------------------------------------
Income after taxes was $131,202 in Fiscal 1998 as compared to an after-tax loss of ($1,363,811) in Fiscal 1997.
In Fiscal 1998, the Company provided for a $29,005 tax obligation as opposed to Fiscal 1997 when its pre-tax loss was reduced by a tax benefit of $829,969.

       After giving effect to the one-for-four reverse stock split effected by the Company in March 1999, the Company reported earnings per share in Fiscal 1998 of $0.06 based on weighted average shares outstanding of 2,127,051. In Fiscal 1997, based on weighted average shares outstanding of 2,053,272, the Company's loss per share was ($0.66).

LIQUIDITY AND WORKING CAPITAL

       WORKING CAPITAL.  During Fiscal 1999, the Company
       ---------------
continued to utilize working capital in order to further grow its business. At fiscal year end, working capital was $3,079,573, down from $5,824,816 at the beginning of Fiscal 1999. The $2,745,243 decline was primarily due to the acquisition of Mildred Elley in November 1998. The ratio of current assets to current liabilities was 2.3 to 1.0 at the end of Fiscal 1999.

       CASH FLOW FROM OPERATING ACTIVITIES.  In Fiscal 1999,
       -----------------------------------
cash flow from operating activities decreased by $951,274 to ($54,515) from $896,759 in Fiscal 1998. The major factors contributing to this cash outflow were an increase in tuition receivables of ($638,318) as Mildred Elley must extend its students loans for tuition until the schools are reinstated into the Federal Loan Program, and the pay down of accounts payable and accrued expenses of ($859,237).

       CASH FLOWS FROM INVESTING ACTIVITIES.  In Fiscal 1999,
       ------------------------------------
the Company's cash expenditures for investing activities totaled ($2,881,635) versus ($281,033) in Fiscal 1998. The major expenditures contributing to the Fiscal 1999 total were ($1,939,648) for the acquisition of the Mildred Elley Schools, ($482,799) in costs for the Company's Test Passage Bank and test development, and ($334,773) for the purchase of fixed assets.

       CASH FLOWS FROM FINANCING ACTIVITIES.  In Fiscal 1999,
       ------------------------------------
the Company had a net cash outflow from financing activities of ($903,187) versus a net cash inflow of $3,207,840 in Fiscal 1998. The Fiscal 1999 cash outflow was primarily attributable to the repayment of long-term debt which amounted to ($911,747).

SUBSEQUENT EVENTS - PROSPECTIVE ACQUISITION OF DUBOIS BUSINESS COLLEGE


Subsequent to the balance sheet data, the Company, through its wholly-owned subsidiary, TESC, signed a letter of intent to acquire all of the outstanding common stock of the Dubois Business College ("DBC"), a Pennsylvania-based, two-year degree granting business college, and substantially all of the assets and certain liabilities of Kenawell Technologies, LLC ("KTL"), a limited liability company which holds several of the real properties of DBC, for $3,200,000. The Company intends to finance the transaction through the issuance of approximately $2,000,000 in bank debt and a promissory note to the seller of approximately $1,200,000. The transaction, which the Company intends to complete during its second quarter of Fiscal 2000, will be accounted for using the purchase method of accounting.

YEAR 2000 MATTERS

       Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company had undertaken a Year 2000 project to address the Company's readiness and exposure to Year 2000 issues. The Company assessed its exposure to Year 2000 issues in terms of its products, internally used operating systems, software, and other technology, and third party vendors and suppliers. To date, the Company has not experienced any material Year 2000 problems, although there can be no assurances that such problems will not arise as the Company and its vendors and suppliers operate their respective businesses in the early part of 2000. The Company will continue to monitor its systems and those of its vendors and suppliers.

       While the Company believes that it has substantially identified and resolved all potential Year 2000 problems with any of the products that it develops and markets, it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's products have been identified or corrected because these products interact with other third party vendor systems not under the Company's control. It should be noted that the operation of office and facilities equipment, such as fax machines, photocopiers, telephone systems, security systems, elevators, and other common devices may be affected by the Year 2000 problem.

       The Company has identified major suppliers and other
third party vendors integral to the operations of the Company's business. The Company initiated communications with those suppliers and third party vendors to assess their readiness to
handle Year 2000 problems.   However, the Company has no control
over and cannot predict the corrective actions of these third party vendors and suppliers. The Company intends to arrange, to the extent available, alternate supplier arrangements in the event that it considers a third party vender to have material Year 2000 issues. While the Company expects that it will be able to resolve any significant Year 2000 problems related to third party products and services, there can be no assurance that it will be successful in resolving any such problems. Any failure of these third party vendors and suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

       The discussions of the Company's efforts relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the associated level of incremental costs could be adversely affected by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and other unanticipated problems. The failure to correct a material Year 2000 problem could result in an interruption of certain normal business activities or operations. Such failures could materially affect the Company's results of operations, liquidity and financial condition. Because of the general uncertainty inherent in the Year 2000 problem, the Company is unable at this time to determine those consequences.

SELECTED FINANCIAL DATA

       The following tables summarize certain financial data for the Company for Fiscal 1999, 1998, and 1997, respectively.
See "Financial Statements" in Item 7 below.



                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                        1999            1998           1997
                                    ------------------------------------------

INCOME STATEMENT DATA:


Operating revenues . . . . . . . . . $12,316,246     $6,317,114     $4,587,633


Net sales. . . . . . . . . . . . . .  12,316,246      6,317,114      4,587,633


Gross profit . . . . . . . . . . . .   7,846,500      4,382,010      3,008,884


Income (loss) from operations. . . .     953,313        366,514     (2,129,158)


Income (loss) before income taxes. .     257,953        160,207     (2,193,780)


Net income (loss). . . . . . . . . .     180,757        131,202     (1,363,811)


Earnings (loss) per share. . . . . .         .08            .06           (.66)



BALANCE SHEETS:


Current assets . . . . . . . . .     $ 5,479,456     $7,106,418     $3,078,853


Total assets . . . . . . . . . .      16,384,417     14,074,640      9,592,885


Long-term obligations. . . . . .       7,134,674      6,267,198      2,528,968


Total liabilities. . . . . . . .       9,534,557      7,548,800      3,363,333


Working capital. . . . . . . . .       3,079,573      5,824,816      2,244,488


Stockholders' equity . . . . . .       6,849,860      6,525,840      6,229,552


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




               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE

      Independent Auditors' Report                                    F-2

      Consolidated Financial Statements:

         Consolidated Balance Sheets                                  F-3

         Consolidated Statements of Operations and Comprehensive
           Income                                                     F-5

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


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                           PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
            THE EXCHANGE ACT

          As of January 15, 1999, the directors and executive officers of the Company were as follows:

     Name            Age         Position
     ----            ---         --------

Walter B. Barbe      73          Director; and President and
                                 Publisher, MLP

Michael D. Beck      53          Director; Vice President, TASA;
                                 and President, Chief Executive
                                 Officer, BETA

Steven R. Berger     44          Director

Peter A. Duhamel     54          Chief Operating Officer, TASA
                                 and MLP; Vice President, TASA

Joseph A. Fernandez  64          Director

Andrew L. Simon      57          Chairman of the Board of
                                 Directors;  President and Chief
                                 Executive Officer, TASA

Denise M. Stefano    36          Chief Financial Officer

Linda G. Straley     43          Director; Vice President,
                                 Operations, and Secretary, TASA

Faith Takes          45          Executive Vice President, TESC;
                                 President and Chief Executive
                                 Officer, MESI

David L. Warnock     41          Director

________________

          Each director shall hold office until the earlier of the next annual meeting of the Company's stockholders or his or her resignation and until a successor is selected and qualified.

          WALTER B. BARBE was elected as a Director of the Company in May 1997 and has been President and Publisher of MLP, the Company's wholly-owned subsidiary, since May 1997. Dr. Barbe is also a Director of MLP and TESC. From 1990 until he joined MLP, Dr. Barbe was a Vice President of Universal Publishing. Prior to 1990, Dr. Barbe was the Editor-in-Chief of Highlights
                                                    ----------
for Children, a children's magazine publication.  Additionally,
------------
Dr. Barbe was a professor and chairman of the Department of Special Education at Kent State University and has lectured extensively on various topics. Dr. Barbe received a B.S., an M.A. and a Ph.D. from Northwestern University and is a licensed psychologist, a publisher and a college professor.

          MICHAEL D. BECK was elected as a Director of the Company in March 1997 and has been Vice President of the Company since January 1997. Mr. Beck is also a Director and President and Chief Executive Officer of BETA and is a Director of MLP. Since 1983, Mr. Beck has been President of BETA, which provides consulting and contractual services to school districts, state education departments and test and textbook publishers. As of January 2, 1997, BETA became a wholly-owned subsidiary of the Company and Mr. Beck continues to serve as the President of BETA. See "Certain Relationships and Related Transactions" in Item 12, below. Mr. Beck has also provided consulting services on matters of educational research and assessment for various military, governmental and commercial organizations. Mr. Beck received an A.B. from John Carroll University and an M.A. from Fordham University.

          STEVEN R. BERGER was elected as a Director of the Company in March 1996 and he also serves on each of the Company's Compensation and Audit Committees. Mr. Berger has been a partner in the law firm of Salans Hertzfeld Heilbronn Christy & Viener (formerly Christy & Viener) in New York City since January 1989. Mr. Berger received an A.B. and a J.D. from Harvard University. Salans Hertzfeld Heilbronn Christy & Viener has acted as special securities counsel to the Company since January 1995.

          PETER DUHAMEL joined the Company as the Chief Operating Officer of TASA and MLP and a Vice President of the Company in January 2000. Before joining the Company, Mr. Duhamel was the National Sales Manager for Prentice Hall Regents/Cambridge in Upper Saddle River, New Jersey, from July 1997 until December 1999, and as such was responsible for the sales of all Cambridge and Prentice Hall Regents products to the kindergarten through the adult/academic and GED markets through all lines of distribution. From January 1991 until June 1997, Mr. Duhamel was the General Manager of Sales and Marketing for the Troll School and Library in Mahwah, New Jersey, during which time Mr. Duhamel was responsible for the sales and marketing of Troll School and Library products to the educational market place. Mr. Duhamel received a B.S. from Western New England College.

          JOSEPH A. FERNANDEZ was elected as a Director of the Company in December 1998 and, since that date, he has also served on each of the Company's Audit and Compensation Committees. Dr. Fernandez is also a director of BETA and TESC. Dr. Fernandez is President of Joseph A. Fernandez & Associates, Inc., an education consulting firm. From June 1993 until June 1996, Dr. Fernandez served as President and Chief Executive Officer of School Improvement Services, Inc., an organization in Winter Park, Florida which provides consulting services related to school improvement at the state, district or school level. From June 1993 until July 1994, Dr. Fernandez also served as the President of the Council of Great City Schools, a Washington, D.C. based organization representing fifty of the largest urban school districts in the United States. Prior to assuming such positions in 1993, Dr. Fernandez served as Chancellor of the New York City Public Schools from 1990 to 1993 and as Superintendent of the Dade County Public Schools in Miami, Florida from 1987 to 1990. Dr. Fernandez also serves on the Board of Directors of Children's Comprehensive Services, Inc. Dr. Fernandez holds a B.A. from the University of Miami, a M.A. in Education from Florida Atlantic University and an Ed.D. from Nova University.

          ANDREW L. SIMON was elected as Director and as President and Chief Financial Officer of the Company in March 1995. Mr. Simon is also a Director of MLP, a Director and President and Treasurer of TESC, a Director and Treasurer of MESI and a Director and Secretary of BETA. He served as Interim President of TASA from June 1994 through March 1995. He was a founder of the Company and previously served as a Director from 1976 to 1991 and has acted as a financial consultant to the Company since its inception in 1976. From 1983 to 1986, he was a Vice President/Marketing Division Head in the Private Clients Group at Bankers Trust Company. He was a Vice President at Citibank, NA, where he held a number of senior marketing and sales positions, from 1980 to 1983. Prior to 1980, Mr. Simon served as Marketing Director for several consumer package goods companies including Norcliff-Thayer and Lederle Laboratories. He holds an M.B.A. from Columbia University and a B.A. from Washington University. Mr. Simon is a trustee of the Harvey School and previously served as a director of the City of Poughkeepsie Partnership.

          DENISE M. STEFANO has been Chief Financial Officer of the Company since May 1999. Prior to joining the Company, Ms. Stefano was the corporate controller at Empire Office, Inc. in New York, New York, from April 1998 until May 1999, and the assistant controller from March 1990 until June 1995. During her tenure at Empire Office, Inc., Ms. Stefano was responsible for all corporate accounting and financial activities of the company. In the interim, from June 1995 until April 1998, Ms. Stefano was a Senior Auditor and Business Advisor with Arthur Andersen & Company, LLP in New York, New York, where Ms. Stefano planned and organized audit activities and performed external audits. Ms. Stefano received a Bachelor of Business Administration in Accounting from Iona College and is currently pursuing an MBA degree in finance at Iona College. Ms. Stefano is a certified public accountant in New York State.

          LINDA G. STRALEY was elected as a Director of the Company and has been Vice President of Operations since June 1994. From June 1994 through March 1995, she was Chairman of the Board of Directors. She has been Secretary since August 1992 and, from 1984 to 1994, she served as director of DRP Services for the Company. Ms. Straley is also a Director of MESI and a Director and Secretary of TESC. Ms. Straley received a B.A. in Education from Bethany College and an M.S. in Educational Psychology and Statistics from the State University of New York.

          FAITH TAKES has been the Executive Vice President of TASA Educational Services Corp. and President and Chief Executive Officer of MESI since November 1998. Ms. Takes is also a Director of each of TESC and MESI. From 1985 until she joined the Company, Ms. Takes was President, Chief Executive Officer and owner of the Mildred Elley Schools, Inc., during which time Ms. Takes ran every aspect of the Mildred Elley Schools. During this time, Ms. Takes also had management contracts with the Kelley/Kensington Business Institutes, Worldwide Educational Services, Inc., Central City Business Institute and Drake Business Institutes. Ms. Takes is past president of the New York State Registered Business School Association. Ms. Takes received her B.S. from the State University of New York at Albany.

          DAVID L. WARNOCK was elected as a Director of the Company in October 1998 and, since that time, he has also served on each of the Company's Audit and Compensation Committees. Mr. Warnock is also a Director of TESC. Mr. Warnock is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established in 1995 to invest in small public companies.
From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions, including President of the corporate general partner of T. Rowe Price Strategic Partners I and T. Rowe Price Strategic Partners II, and as the Executive
Vice President of T. Rowe Price New Horizons fund. Mr. Warnock also serves on the Boards of Directors of Children's
Comprehensive Services, Inc., Concorde Career Colleges, Inc., Environmental Safeguards, Inc., and The School Company. Mr. Warnock received a B.A. in History from the University of Delaware and a Masters in Finance from the University of Wisconsin.


ITEM 10.    EXECUTIVE COMPENSATION

          The following table shows compensation for services rendered to the Company during Fiscal 1999, 1998 and 1997, respectively, by the Chief Executive Officer, the President of BETA, the Vice President, DRP Services, and the Executive Vice President of TESC. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during Fiscal 1998. Therefore, pursuant to Item 402 of Regulation S-B, only compensation for each of the Chief Executive Officer, the President of BETA, the Vice President, DRP Services, and the Executive Vice President of TESC is shown in the Summary Compensation Table below.


                    SUMMARY COMPENSATION TABLE


                                     Annual Compensation                       Long-Term Compensation
                                     ------------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                                       Securities            All Other
                                                          Other Annual  Restricted      Underlying     LTIP    Compen-
 Name and Principal                                       Compensation    Stock       Options/SARs(1) Payouts  sation
     Position                Year    Salary($)   Bonus($)      ($)      Award(s)($)        (#)          ($)      ($)
----------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             1999    $200,000       0      $35,473(3)       0             21,875/0        0        0
President, Chief Executive   1998    $180,000       0      $41.663(3)       0             19,625/0        0        0
Officer                      1997    $135,000       0      $39,025(3)       0          59,750(2)/0        0        0
----------------------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice        1999    $120,000    $26,811   $32,864(4)       0             13,750/0        0        0
President, TASA;             1998    $110,000     $5,000   $32,864(4)       0             13,750/0        0        0
President and Chief          1997    $ 83,333       0      $24,622(4)       0          31,250(6)/0        0        0
Executive Officer, BETA
----------------------------------------------------------------------------------------------------------------------

Stephen H. Ivens, Vice       1999    $116,500       0      $30,212(5)       0              6,250/0        0        0
President, DRP Services*     1998    $112,000       0      $35,362(5)       0              6,250/0        0        0
                             1997    $112,000       0      $35,210(5)       0          25,625(2)/0        0        0
----------------------------------------------------------------------------------------------------------------------

Faith Takes, Executive       1999    $150,000    $16,000   $10,700(7)       0             37,500/0        0        0
Vice President, TESC;        1998           0       0         0             0                  0/0        0        0
President and Chief          1997           0       0         0             0                  0/0        0        0
Executive Officer, MESI
----------------------------------------------------------------------------------------------------------------------


* As of November 1, 1999, Dr. Ivens retired as a full-time employee of the Company, but is continuing to perform services for the Company on a part-time, at-will basis.

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

(3) Includes: a contribution of $16,000 to the Company's Money Purchase Pension Plan (the "Pension Plan") in Fiscal 1999; contributions of $24,000, and $20,250 to the Company's qualified 401(k) Profit Sharing Plan (the "401(k)") and Pension Plan in Fiscal 1998, and 1997, respectively; and $10,167, $8,250 and $8,250 for a company car in Fiscal 1999, 1998, and 1997 respectively.

(4) Includes: a contribution of $12,000 to the Company's Pension Plan in Fiscal 1999; contributions of $17,250 and $12,500 to the Company's 401(k) and Pension Plan in Fiscal 1998 and 1997, respectively; and $7,176, $7,176 and $4,460 for a company car in Fiscal 1999, 1998 and 1997, respectively.

(5) Includes: a contribution of $11,650 to the Company's Pension Plan in Fiscal 1999; contributions of $16,800 and $16,800 to the Company's 401(k) and Pension Plan in Fiscal 1998 and 1997, respectively; and $7,250, $7,250, and $6,100 for a company car, in Fiscal 1999, 1998, and 1997, respectively.

(6) Granted as part of the purchase price for the acquisition of BETA by the Company.

(7)       Includes: $7,200 for a company car in Fiscal 1999.



EMPLOYMENT CONTRACTS

          On March 1, 1996, the Company entered into an employment agreement with each of Andrew L. Simon, Linda G. Straley and Stephen H. Ivens, pursuant to which the Company agreed to employ Mr. Simon, Ms. Straley and Mr. Ivens, and each of Mr. Simon, Ms. Straley and Mr. Ivens agreed to remain, as the Company's President and Chief Executive Officer, Vice President, Operations and Vice President, DRP Services, respectively, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in each such agreement. During Fiscal 1999, Mr. Ivens gave notice of voluntary termination of his employment agreement, in accordance with the terms thereof, and, accordingly, his employment agreement terminated on October 31, 1999. Consequently, as of November 1, 1999, Mr. Ivens has retired as a full-time employee of the Company, but he is continuing to perform services for the Company on a part-time, at-will basis.

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

          As of May 1, 1997, MLP entered into an employment agreement with Walter B. Barbe, pursuant to which MLP agreed to employ Dr. Barbe, and Dr. Barbe agreed to remain, as MLP's President and Publisher for a term of one year, subject to automatic yearly extensions and certain rights of termination as provided in each such agreement. Pursuant to its terms, Dr. Barbe's employment contract was automatically extended through May 1, 2000. The employment agreement contains a non-competition clause for two years following termination of the executive's employment.

          In November 1998, the Company, through MESI, acquired substantially all of the assets of Mildred Elley. MESI entered into an employment agreement with Faith Takes, pursuant to which Ms. Takes agreed to remain as the President and Chief Executive Officer of MESI and to become the Executive Vice President of TESC, a wholly-owned subsidiary of the Company and the parent company of MESI. Ms. Takes' employment agreement has a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in such agreement. The employment agreement contains a non-competition clause for two years following termination of the executive's employment.

          On March 26, 1999, the Company entered into an employment agreement with Denise M. Stefano, pursuant to which, effective as of May 3, 1999, the Company agreed to employ Ms. Stefano, and Ms. Stefano agreed to remain, as the Chief Financial Officer of TASA, for a term of one year, subject to automatic yearly extensions and certain rights of termination as provided in such agreement. The agreement contains a non-competition clause for one year following termination of the executive's employment.

          On December 1, 1999, the Company entered into an employment agreement with Peter Duhamel, pursuant to which, effective as of January 10, 2000, the Company agreed to employ Mr. Duhamel, and Mr. Duhamel agreed to remain, as the Chief Operating Officer of TASA and MLP and as a Vice President of TASA, for a term of one year. After the expiration of six months of the initial term, the Company can determine whether to extend the term for an additional one-year period from the date of the extension. Thereafter, provided the Company elects to extend the term of the agreement as provided in the preceding sentence, the agreement is subject to automatic yearly extensions and certain rights of termination as provided in such agreement. The agreement contains a non-competition clause for one year following termination of the executive's employment.

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

STOCK INCENTIVE PLAN

          The Board of Directors of the Company adopted the 1991 Stock Option Incentive Plan (the "Option Plan") on August 25, 1991 in order to attract and retain qualified personnel, which Option Plan was approved by the stockholders on August 25, 1991. The Board of Directors adopted the Amended and Restated 1991 Stock Option Incentive Plan (the "Amended Option Plan") in February 1996, which Amended Option Plan amended and restated the Option Plan and was approved by the stockholders of the Company on March 29, 1996. Under the Amended Option Plan, options to purchase up to 625,000 shares of Common Stock may be granted to employees, officers, directors and consultants of the Company. The Amended Option Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). Subject to the terms of the Amended Option Plan, the Committee is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. The exercise price of stock options granted under the Amended Option Plan may not be less than the fair market value of the Company's Common Stock on the date of the grant. In general, options become exercisable after the first anniversary of the date of grant. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. Options held by a terminated employee expire three months after termination except in the event of death, disability or termination for cause. No one participant may receive, in any one fiscal year, awards under the Amended Option Plan which would entitle the Participant to receive more than 50,000 shares.

          In Fiscal 1997, the Company granted a total of 254,562.5 options under the Amended Option Plan, of which 178,937.5 options were granted in connection with the rejuvenation of options previously granted; in Fiscal 1998, the Company granted a total of 90,875 options under the Amended Option Plan; and in Fiscal 1999, the Company granted a total of 125,625 options under the Amended Option Plan. In Fiscal 1997, 178,937.5 options under the Amended Option Plan were canceled; in Fiscal 1998, 29,225 options under the Amended Option Plan were canceled; and in Fiscal 1999, 12,750 options under the Amended Option Plan were canceled. As of December 31, 1999, there were 461,112.5 options in the aggregate outstanding under the Amended Option Plan.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
----------------------------------------------------------------------------------------------------------------
                            Number of Securities          Percent of Total        Exercise or
                         Underlying Options/SARs(1)   Options/SARs Granted to     Base Price
Name                            Granted (#)           Employees in Fiscal Year(4)   ($/Sh)       Expiration Date
----------------------------------------------------------------------------------------------------------------

Andrew L. Simon, President,     21,875(2)                      17.2%                $2.88       November 1, 2008
Chief Executive Officer and
Chief Financial Officer
----------------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice           13,375(2)                      10.5%                $2.88       November 1, 2008
President, TASA;
President and Chief
Executive Officer, BETA
----------------------------------------------------------------------------------------------------------------

Stephen H. Ivens, Vice           6,250(2)                       4.9%                $2.88       November 1, 2008
President, DRP Services
----------------------------------------------------------------------------------------------------------------

Faith Takes, Executive          37,500(3)                      29.4%                $2.88       November 8, 2008
Vice President, TESC;
President and Chief
Executive Officer, MESI
----------------------------------------------------------------------------------------------------------------


(1)  To date, the Company has issued no SARs.

(2)  These options became exercisable on November 3, 1999.

(3)  These options became exercisable on November 9, 1999.

(4) Includes all options granted to employees and directors under the Amended Option Plan, the Directors Stock Option
     Plan and the Consultants Stock Incentive Plan in Fiscal 1999.






           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES



                                                                     Number of            Value of
                                                                Securities Underlying    Unexercised
                                                                    Unexercised          In-the-Money
                                                                   Options/SARs(1)      Options/SARs(1)
                                                                   at FY-End (#)        at FY-End ($)
                                                                ---------------------------------------

                                 Shares Acquired      Value          Exercisable/        Exercisable/
Name                             on Exercise (#)   Realized ($)     Unexercisable       Unexercisable
-----------------------------------------------------------------------------------------------------------
Andrew L. Simon, President, Chief       0              0              121,875/0             0/0(2)
Executive Officer and
Chief Financial Officer
-----------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice President,        0              0               58,750/0             0/0(2)
TASA;  President and Chief
Executive Officer, BETA
-----------------------------------------------------------------------------------------------------------

Stephen H. Ivens, Vice                  0              0               51,250/0             0/0(2)
President, DRP Services
-----------------------------------------------------------------------------------------------------------

Faith Takes, Executive                  0              0               37,500/0             0/0(2)
Vice President, TESC;
President and Chief
Executive Officer, MESI
-----------------------------------------------------------------------------------------------------------


(1)  To date, the Company has issued no SARs.

(2) Based on the closing price of the Company's Common Stock on NASDAQ on October 29, 1999, or $1.25.


DIRECTORS COMPENSATION

      The Board of Directors of the Company adopted the Directors Plan in February 1996 in order to aid the Company in attracting, retaining and motivating independent directors, which Directors Plan was approved by the stockholders of the Company on March 29, 1996. Under the Directors Plan, non-qualified stock options to purchase up to 25,000 shares of Common Stock may be granted to non-employee directors of the Company, which options are granted automatically at the times and in the manner stated in the Directors Plan.

      Subject to the terms of the Directors Plan, each non-employee director receives 1,250 options on the day he (she) first is elected to the Board of Directors, and 625 options on the date of each annual meeting of the stockholders of the Company, provided he (she) is re-elected to the Board of Directors.
On December 15, 1999, the Board of Directors of the Company approved an increase in the number of shares to be granted to directors to 5,000 shares upon election to the board and 2,500 shares upon each re-election, which amendment is subject to the approval of the stockholders of the Company. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant. The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years. On March 28, 1997, the Company granted 1,250 options; on March 27, 1998, the Company granted 1,250 options; on October 28, 1998, the Company granted 1,250 options;
on December 15, 1998, the Company granted 1,250 options; and on March 4, 1999, the Company granted 1,875 options.

      Directors receive no compensation, other than the options pursuant to the Directors Plan, for services in such capacity.

OTHER PLANS

      CONSULTANTS STOCK INCENTIVE PLAN.  In March 1997, the
Board of Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 50,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant, however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. In Fiscal 1997, 12,500 options were granted under the Consultants Plan; in Fiscal 1998, 27,500 options were granted under the Consultants Plan; in Fiscal 1999, no options were granted under the Consultants Plan, and 35,000 options were canceled or forfeited.

      PROFIT SHARING PLAN. The Company has a qualified 401(k) Profit Sharing Plan. The 401(k) Plan allows eligible employees to contribute up to 15 percent (15%) of income through Company contributions and a salary reduction mechanism. Company contributions to the 401(k) Plan are optional and accrue at the discretion of the Board of Directors. For Fiscal 1998 and Fiscal 1997, the Company made a contribution to profit sharing equal to five percent (5%) of each eligible employee's compensation, thereby limiting each eligible employee to contribute up to ten percent (10%) of compensation. In Fiscal 1999, the Board of Directors of the Company elected not to make its customary contribution of five percent (5%) of each eligible employee's compensation in order to retain such amount for working capital; accordingly, each eligible employee is permitted to contribute up to fifteen percent (15%) of compensation.

      Net assets for the 401(k) Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $1,684,666 and $1,656,023 at October 31, 1999 and 1998, respectively.

      MONEY PURCHASE PENSION PLAN.  In October 1991, the
Company adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, the Company makes an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation.

      Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $964,539 and $741,928 at October 31, 1999 and 1998, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 1999.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of January 15, 1999, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

      As of January 15, 2000, there were 2,141,801 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.

      All of the shares of Common Stock owned by Messrs.
Simon and Ivens and Ms. Straley, other than shares deemed to be owned beneficially by such officers because they may be acquired through the exercise of currently exercisable stock options, are held in a voting trust (the "Voting Trust"), pursuant to a Voting Trust Agreement, dated as of August 19, 1992, as amended. Until his death, Bertram L. Koslin had been sole Voting Trustee.
Julius Ostreicher, the attorney for the Estate of Bertram L. Koslin, Andrew L. Simon, the Chairman of the Board of Directors and the President of the Company, and Eileen West, a former director of the Company, have been appointed as successor Voting Trustees. For purposes of the table set forth below, each of such officers are listed as beneficially owning the shares of Common Stock listed opposite his or her name, even though the Voting Trust has the sole rights to vote such shares. Because the Voting Trust has the sole and exclusive power to exercise all voting rights with respect to the shares of Common Stock deposited in the Voting Trust, the Voting Trust has sole voting and dispositive power with respect to 273,593.5 shares of Common Stock. Accordingly, the Voting Trust has the power to exercise 273,593.5 votes, or 12.8% of all eligible votes.

                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------
5% Beneficial Owners:
--------------------
Cahill, Warnock Strategic Partners Fund, L.P.     523,194(1,2)        24.4%
c/o Cahill, Warnock & Co., LLC
1 South Street, Suite 2150
Baltimore, MD 21202

-------------------------------------------------------------------------------

Voting Trust, u/a dated August 19, 1992,            273,593.5           12.8%
as amended, Julius Ostreicher,
Andrew L. Simon and Eileen West,
Voting Trustees
c/o Touchstone Applied Science Associates, Inc.,
4 Hardscrabble Heights, Brewster, NY 10509

-------------------------------------------------------------------------------

Estate of Bertram L. Koslin                         110,167.5            5.1%
c/o Ostreicher & Ennis
225 Mamaroneck Avenue
White Plains, NY 10605

-------------------------------------------------------------------------------

Eileen West                                             5,375(3)         0.3%
56 Harrison Street
New Rochelle, NY 10801

-------------------------------------------------------------------------------

Officers and Directors:
-----------------------
Walter B. Barbe                                        66,250(4)         3.0%
910 Church Street
Honesdale, PA 18431

-------------------------------------------------------------------------------

Michael D. Beck                                       123,250(5)         5.6%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Steven R. Berger                                        3,125(6)         0.2%
620 Fifth Avenue
New York, NY  10020

-------------------------------------------------------------------------------

Peter Duhamel                                               0(7)         0.0%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Joseph A. Fernandez                                   2,775.5(8)         0.1%
4392 Live Oak Boulevard
Palm Harbor, FL 34685

-------------------------------------------------------------------------------

Andrew L. Simon                                       202,113(9)         8.9%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Denise M. Stefano                                          0(10)        0.0%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Linda G. Straley                                   96,944.25(11)        4.4%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Faith Takes                                           37,500(12)        1.7%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

David L. Warnock                                   554,058.5(13)        20.6%
1 South Street, Suite 2150
Baltimore, Maryland 21202

-------------------------------------------------------------------------------

Officers and Directors as a Group (10 persons)  1,359,609.75(14)        44.9%

-------------------------------------------------------------------------------

[FN]


1      Cahill, Warnock Strategic Partners Fund, L.P. (the
       "Fund") has the right to acquire such shares pursuant to a currently exercisable warrant (the "Fund Warrant").
       Excludes (i) 130,798.5 shares with respect to which the Fund's right to purchase, granted pursuant to the Fund Warrant, is not currently exercisable and (ii) 36,237 shares which are the subject of a separate warrant (the "Strategic Warrant"; together with the Fund Warrant, the "Warrants") granted to Strategic Associates, L.P. ("Strategic Associates"; together, with the Fund, the "Cahill, Warnock Entities"), an affiliate of the Fund, but as to which the Fund disclaims beneficial ownership. Pursuant to the Investor Rights Agreement (the "Investor Rights Agreement") between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the Warrants (or if the Warrants have been exercised, the shares issuable pursuant thereto), the Cahill, Warnock Entities have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Joseph A. Fernandez are the two current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers of the Company have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities.
       In addition, for a period of 29 months from the Purchase Closing Date, at each meeting of stockholders for the purpose of electing directors, the Cahill, Warnock Entities have agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

2 Edward L. Cahill is a general partner of Cahill, Warnock Strategic Partners, L.P. ("Cahill, Warnock Partners"), the Fund's sole general partner. David L. Warnock is also a general partner of Cahill, Warnock Partners and is a director of the Company (see footnote 14 to this table). Messrs. Cahill and Warnock are also the sole members of Cahill, Warnock & Company, LLC, which is the sole general partner of Strategic Associates, which holds the Strategic Warrant.

3 Includes 5,375 shares which Ms. West has the right to acquire upon the exercise of currently exercisable stock options; excludes the shares of Common Stock held in the Voting Trust for the benefit of all members thereof, which Voting Trust is listed separately as a 5% stockholder in this Table. Ms. West is one of three Voting Trustees of the Voting Trust.

4 Includes 56,250 shares which Dr. Barbe has the right to acquire upon the exercise of currently exercisable stock options.

5 Includes (i) 55,125 shares which are owned jointly with Mr. Beck's wife, (ii) 9,375 shares owned by Mr. Beck's daughter, and (iii) 58,750 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options; excludes 9,375 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership.

6 Includes 3,125 shares which Mr. Berger has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days.

7 Excludes 40,000 shares which are the subject of options granted to Mr. Duhamel which are not currently exercisable.

8 Includes 1,875 shares which Mr. Fernandez has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days.

9 Includes 121,875 shares which Mr. Simon has the right to acquire upon the exercise of currently exercisable stock options, which options are not included in the Voting Trust; excludes (i) 375 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership, and (ii) the shares of Common Stock held in the Voting Trust for the benefit of all of the members thereof, which Voting Trust is listed separately as a 5% stockholder in this table. Mr. Simon is one of three Voting Trustees of the Voting Trust.

10 Excludes 15,000 which are the subject of options granted to Ms. Stefano which are not currently exercisable.

11 Includes 51,250 shares which Ms. Straley has the right to acquire upon the exercise of currently exercisable stock options.

12 Includes 37,500 shares which Ms. Takes has the right to acquire upon the exercise of currently exercisable stock options.

13 Includes (i) 1,875 shares which Mr. Warnock has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days; (ii) 523,194 shares which the Fund has the right to acquire pursuant to the Fund Warrant; and (iii) 28,989.5 shares which Strategic Associates, has the right to acquire pursuant to the Strategic Warrant (see footnotes 1 and 2 to
       this table).   Excludes (i) 130,798.5 shares with respect to
       which the Fund's right to purchase, granted pursuant to the Fund Warrant, is not currently exercisable and (ii) 7,247.5 shares with respect to which Strategic Associates' right to purchase, granted pursuant to the Strategic Warrant, is not currently exercisable.

14 Includes shares held in the Voting Trust for the benefit of the Estate of Bertram L. Koslin, Eileen West and certain employees of the Company. Andrew L. Simon, Chairman of the Board of Directors and President of the Company, is one of three Voting Trustees of the Voting Trust. Includes an aggregate of 884,683.5 shares which are the subject of currently exercisable options and warrants which are held or deemed held by officers and directors of the Company, but are not included in the Voting Trust. Excludes an aggregate of 193,046 shares which are the subject of options and warrants which are held or deemed held by officers and directors of the Company which are not currently exercisable and are not included in the Voting Trust.



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

      In November 1998, the Company, through MESI, acquired substantially all of the assets of Mildred Elley. The Company financed the acquisition through the issuance of the Debentures, with the Warrants attached, pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement"), with the Cahill, Warnock Entities. Pursuant to the Securities Purchase Agreement, the Company: (i) issued and sold to the Cahill, Warnock Entities 8% Debentures due 2003 (the "Debentures"), dated October 28, 1998 (the "Purchase Closing Date"), in the aggregate principal amount of $4,000,000, (ii) issued and sold to the Cahill, Warnock Entities, as additional consideration for purchasing the Debentures, the Warrants to acquire an aggregate of 690,229.5 shares of the Company's Common Stock, which, on the Purchase Closing Date, constituted 20% of the Company's issued and outstanding common stock on a fully diluted basis, after giving effect to the transactions contemplated in the Securities Purchase Agreement and (iii) authorized the issuance and sale in the future to the Cahill, Warnock Entities of additional shares of the Company's Common Stock upon the Company's exercise of a put option, the terms and conditions of which are set forth in the Securities Purchase Agreement. Of the Warrants issued, 80% are immediately exercisable, and 20% will become exercisable 18 months after the Purchase Closing Date if the Company shall not have repaid the Debentures in full by such date or upon the occurrence of an Event of Default (as defined in the Securities Purchase Agreement). The exercise price of the Warrants upon issuance was $1.40 per share of Common Stock, subject to certain antidilution adjustments set forth in the Warrants. On December 3, 1999, in exchange for the Cahill, Warnock Entities' consent, among other things, to subordinate the Debentures to certain financing the Company is seeking to obtain in connection with the implementation of the Company's strategic plan and pursuant to a Consent, Agreement and Amendment, dated as of December 3, 1999, among the Company and the Cahill, Warnock Entities, the Board of Directors of the Company approved a repricing of the Warrants to an exercise price of $1.125 per share of Common Stock, subject to the same antidilution adjustments referred to above. Pursuant to the Registration Rights Agreement between the Company and the Cahill, Warnock Entities, the Company has agreed to register the shares of Common Stock underlying the Warrants with the Securities and Exchange Commission.

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

      As of January 2, 1997, the Company purchased all of the outstanding capital stock of BETA from the holders of such shares for a purchase price equal to (i) $130,000 in cash, (ii) $150,000 payable in promissory notes (the "Notes"), bearing interest at the rate of 8.25% and maturing on January 2, 1999, and (iii) 150,000 shares of the Company's Common Stock. The Notes were paid in December 1998. Michael D. Beck, Vice President and Director of the Company and President and Chief Executive Officer of BETA, Connie Beck, Mr. Beck's wife, and Amanda Beck, Mr. Beck's daughter, were the shareholders of BETA at the time of its acquisition. Pursuant to the Stock Purchase Agreement, Mr. Beck has the option to repurchase all of the outstanding capital stock of BETA from the Company for a period of six years from the Agreement Date, provided that Mr. Beck may not exercise the option prior to the third anniversary of the Agreement Date unless his employment with the Company and BETA is not renewed at the expiration of the initial three-year term or has been terminated for "cause" or "disability" or he leaves after a change of control for "good reason" (as contemplated by his employment agreement). The option exercise price is subject to a formula and varies based upon the reason for, and timing of, exercise.

      In November 1998, the Company, through MESI, purchased substantially all of the assets of Mildred Elley for an aggregate purchase price of $3,000,000, paid as follows: (i) $2,000,000 in cash at the closing and (ii) $1,000,000 by a five-year promissory note of MESI, payable in equal quarterly installments of principal and interest and bearing interest at a rate equal to 8.5% per annum. In addition, MESI assumed certain liabilities of Mildred Elley related to the acquired business (the "Assumed Liabilities"). The aggregate amount of the Assumed Liabilities is approximately $1,000,000. Simultaneous with the closing of such purchase, MESI entered into an employment agreement with Faith Takes, pursuant to which Ms. Takes agreed to remain as the President and Chief Executive Officer of MESI and to become the Executive Vice President of TESC, a wholly-owned subsidiary of the Company and the parent company of MESI.

      One of the Company's directors, Steven R. Berger, is a partner in Salans Hertzfeld Heilbronn Christy & Viener (formerly Christy & Viener), which acts as special securities counsel to the Company. The Company paid legal fees of $217,093, $143,375 and $124,864 to Salans Hertzfeld Heilbronn Christy & Viener for Fiscal 1999, 1998 and 1997, respectively.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following Exhibits are filed as part of this Report:

       3.1 Certificate of Incorporation, dated August 22, 1991 filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1999)

       3.2 Certificate of Merger dated August 26, 1992, filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

       3.3 Certificate of Designations for Series A Preferred Stock of the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

       3.4 Certificate of Amendment of Certificate of Incorporation dated March 4, 1999, filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1999)

       3.5 Amended and Restated By-Laws (incorporated by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-27659) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on May 22, 1997)

       4.1 Specimen Certificate evidencing shares of Common Stock (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-75377) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 31, 1999)

       4.2 Form of Warrant (incorporated by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-27659) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on May 22, 1997)

       4.3 Investor Rights Agreement, dated as of September 4, 1998, by and among the Company, Cahill Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., and the Individual Shareholders Named Therein (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on November 23, 1998 (the "November 1998 8-K"))

       4.4 Registration Rights Agreement, dated as of September 4, 1998, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P., and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

       4.5 Form of 8% Subordinated Debenture (incorporated by reference to the exhibit contained in the November 1998 8-K)

       4.6 Form of Warrant issued in connection with the Securities Purchase Agreement by and between the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

       4.7 Form of Warrant issued in connection with (i) the Agreement, dated as of August 19, 1997, among Comprehensive Capital, Theodore P. Allocca, and Theodore Allocca and Steven Kevorkian and the Company and (ii) the Agreement, dated as of August 19, 1997, between the Company and Barry
                 M. Goldstein (incorporated herein by reference to the exhibit contained in the Company's Registration Statemenet on Form S-3 (File No. 333-75377) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March
                 31, 1999)

       4.8 Consent, Agreement and Amendment, dated as of December 3, 1999, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (filed herewith)

       9.1 Voting Trust Agreement, dated August 19, 1992 (incorporated herein by reference to the exhibit contained in Amendment No. 1 to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 16, 1994)

       9.2 Amendment of Voting Trust Agreement and Appointment of Successor Trustee, dated March 30, 1995 (incorporated herein by reference to the exhibit contained in Amendment No. 1 to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 16, 1994)

      10.1 Lease Agreement between the Town of Southeast Industrial Development Agency/Industrial
                 Development Reserve Bonds and the Company;
                 Mortgage and Security Agreement between the Company and the Town of Southeast Industrial Development Agency to Barclays Bank of New York, N.A., now The Bank of New York, as mortgagee; Note between the Company and Barclays Bank of New York, N.A., now The Bank of New York; Lease Guarantee Agreement from the Company as guarantor and Barclays Bank of New York, N.A., now The Bank of New York, as Trustee; Amendment to Lease between the Town of Southeast Industrial Development Agency and the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

      10.2 Extension and Modification Agreement, dated as of October 31, 1996, between the Company and the Town of Southeast Industrial Development Agency, and the Bank of New York (incorporated herein by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996)

      10.3 Agreement between the Company and the State of Connecticut and a Purchase Order between the Company and the Commonwealth of Virginia (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

      10.4 401(k) Plan (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

      10.5 Notice of Grant Award (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

      10.6 Patent Assignment by Bertram Koslin to the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 (File No. 33-65766) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

      10.7       Amended and Restated 1991 Stock Option
                 Incentive Plan (incorporated herein by
                 reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

      10.8 Directors Stock Option Plan (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

      10.9 Employment Agreement with Andrew L. Simon (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

      10.10 Employment Agreement with Linda G. Straley (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

      10.11 Stock Purchase Agreement, dated as of January 2, 1997, between Beck Evaluation & Testing Associates, Inc., Connie K. Beck, Michael D. Beck, Amanda P. Beck and the Company, together with all schedules and exhibits thereto (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

      10.12 Employment Agreement, dated as of January 2, 1997, between the Company and Michael D. Beck (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

      10.13 Assignment, Assumption and Sale Agreement, dated as of December 30, 1996, between Steck-Vaughn Company and the Company (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

      10.14 Agreement, dated as of March 6, 1997, between Jericho State Capital Corp. of Florida and the Company (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

      10.15 Consultants Stock Incentive Plan (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

      10.16 Asset Purchase Agreement, dated as of May 30, 1997, by and between Programs for Education, Inc., Bernard B. Shapiro, Modern Learning Press, Inc. and the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16,
                 1997)

      10.20 Guaranty Agreement, dated May 30, 1997, by the Company in favor of Programs for Education, Inc. and Bernard B. Shapiro (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16,
                 1997)

      10.21 Royalty Agreement, dated May 30, 1997, by and between Modern Learning Press, Inc. and Bernard
                 B. Shapiro (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

      10.22 Employment Agreement, dated as of May 1, 1997, between Modern Learning Press, Inc. and Walter
                 B. Barbe (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 (the "1997 10-KSB"))

      10.23 Mortgage Modification and Extension Agreement, dated as of August 28, 1997, between MSB Bank and the Company (incorporated by reference to the exhibit contained in the 1997 10-KSB)

      10.24      Amended and Restated Mortgage Note, dated August
                 28, 1997, of the Company in favor of MSB Bank
                 (incorporated by reference to the exhibit contained in the 1997 10-KSB)

      10.25 Term Loan Agreement, dated August 28, 1997, between the Company and MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

      10.26 Note, dated August 28, 1997, of the Company in favor of MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

      10.27      Security Agreement between the Company and MSB
                 Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

      10.28 Environmental Guaranty, dated August 28, 1997, of the Company (incorporated by reference to the exhibit contained in the 1997 10-KSB)

      10.29 Agreement, dated as of August 19, 1997, among Comprehensive Capital, Theodore P. Allocca, Theodore Allocca, Steven Kevorkian, and the Company (incorporated by reference to the exhibit contained in the 1997 10-KSB)

      10.30      Agreement, dated as of August 19, 1997, between
                 Barry M. Goldstein and the Company (incorporated by reference to the exhibit contained in the 1997 10-KSB)

      10.31      Asset Purchase Agreement, dated as of November
                 2, 1998, between Mildred Elley School, Inc. and MESI Acquisition Corp. (incorporated by reference to the exhibit contained in the November 1998 8-K)

      10.32      Promissory Note of MESI Acquisition Corp.
                 (incorporated by reference to the exhibit contained in the November 1998 8-K)

      10.33      Guaranty of TASA with respect to Promissory
                 Note of MESI Acquisition Corp. (incorporated by reference to the exhibit contained in the November 1998 8-K)

      10.34      Employment Agreement, dated as of November
                 2, 1998, by and among Mildred Elley School, Inc. and Faith Takes (incorporated by reference to the exhibit contained in the November 1998 8-K)

      10.35 Securities Purchase Agreement, dated as of September 4, 1998, by and among the Company, Cahill Warnock Strategic Partners Fund, L.P., and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

      10.36 Employment Agreement, dated March 26, 1999, by and among the Company and Denise Stefano (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1999)

      10.37 Employment Agreement, dated December 1, 1999, by and among the Company and Peter Duhamel
                 (filed herewith)

      11 Computation of Earnings Per Share (filed herewith)

      21 Subsidiaries of the Registrant (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998)

      23 Consent of Lazar, Levine & Felix LLP (filed herewith)

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

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              ------------------------------------------







                                                             	PAGE
                                                                ----

INDEPENDENT AUDITORS' REPORT                                    F - 2

CONSOLIDATED BALANCE SHEETS                                     F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS AND
   COMPREHENSIVE INCOME                                         F - 5

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY	F - 6

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F - 9

                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the three fiscal years ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 1999 and 1998 and the results of its operations and its cash flows for the three fiscal years ended October 31, 1999 in conformity with generally accepted accounting principles.



Lazar, Levine & Felix LLP
Certified Public Accountants
New York, New York
December 16, 1999

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES


                                                                Page 1 of 2
                       CONSOLIDATED BALANCE SHEETS
                                                                 October 31,
                                                           1 9 9 9        1 9 9 8
                                                           -------        -------
     ASSETS
     ------

Current assets:
  Cash and temporary investments                         $ 1,140,893    $ 4,980,230
  Marketable securities                                      175,000        186,376
  Accounts receivable                                      1,312,148      1,287,264
  Tuition receivable, net of allowance for doubtful
     accounts of $213,817 (Note 7)                         2,176,960             --
  Inventories                                                472,341        478,869
  Prepaid expenses and other current assets                  202,114        173,679
                                                         -----------    -----------

     Total current assets                                  5,479,456      7,106,418


Property, plant and equipment - net of
  accumulated depreciation of $1,387,170 and
     $1,179,297, respectively (Notes 4, 8, 9, and 10)      2,072,581      1,753,811

Other assets:
  Deferred acquisition costs                                 157,493        353,406
  Non-current tuition receivable, net of allowance for
     doubtful accounts of $71,273 (Note 7)                   309,274             --
  Notes receivable (Note 3)                                  159,327             --
  Test passage bank and test development, net of
     accumulated amortization of $1,838,694 and
     $1,474,302, respectively (Note 5)                     2,823,931      2,675,624
  Software development costs, net of accumulated
     amortization of $178,744 and $88,702, respectively      313,172        350,790
  Goodwill, net of accumulated amortization of $280,527
     and $122,993, respectively                            3,953,238        739,264
  Non-compete agreements, net of accumulated
     amortization of $172,124 and $101,095,
     respectively (Note 2)                                   327,876        398,905
  Loan origination costs (Note 11)                           200,263        231,307
  Deferred income taxes (Note 14)                            415,400        390,148
  Other assets                                               172,406         74,967
                                                         -----------    -----------

     Total assets                                        $16,384,417    $14,074,640
                                                         ===========    ===========




See notes to consolidated financial statements.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                                                                Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                                 October 31,
                                                           1 9 9 9        1 9 9 8
                                                           -------        -------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Line of credit (Note 7)                                $   400,000    $        --
  Current maturities of long-term debt (Notes 8 and 9)       503,799        261,034
  Current maturities of capitalized lease
     obligations (Note 10)                                    14,002             --
  Accounts payable and accrued expenses                    1,482,082      1,020,568
                                                         -----------    -----------

     Total current liabilities                             2,399,883      1,281,602

Long-term debt:
  Subordinated debt (Note 11)                              4,000,000      4,000,000
  Long-term debt, net of current portion (Notes 8 and 9)   3,103,470      2,267,198
  Long-term capitalized lease obligations, net of
  current portion (Note 10)                                   31,204             --
                                                         -----------    -----------

     Total liabilities                                     9,534,557      7,548,800
                                                         -----------    -----------

Commitments and contingencies (Notes 2, 9, 11, 12, 15, 17 and 18)

Stockholders' equity (Note 13):
  Preferred stock, $.0001 par value, 5,000,000 shares
     authorized, 0 and 1,500 shares
     issued and outstanding, respectively                         --             --
  Common stock, $.0001 par value, 20,000,000 shares
     authorized, 2,141,801 shares
     issued and outstanding                                      214             214
  Additional paid-in capital                               5,052,479       5,052,479
  Deferred interest                                         (470,460)       (588,075)
  Stock subscription receivable                                   --         (14,350)
  Unearned compensatory stock                                (19,965)        (37,187)
  Accumulated other comprehensive income                          --           5,924
  Retained earnings                                        2,287,592       2,106,835
                                                         -----------     -----------

     Total stockholders' equity                            6,849,860       6,525,840
                                                         -----------     -----------

     Total liabilities & stockholders' equity            $16,384,417     $14,074,640
                                                         ===========     ===========


See notes to consolidated financial statements.


                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME


                                                        Fiscal Years Ended October 31,
                                                   1 9 9 9         1 9 9 8         1 9 9 7
                                                   -------         -------         -------
Assessment revenues                             $ 4,591,542      $4,123,235      $3,126,256
Educational delivery revenues                     5,297,127              --              --
Instructional revenues                            2,427,577       2,193,879       1,461,377
                                                -----------      ----------      ----------

Total net revenue (Note 16)                      12,316,246       6,317,114       4,587,633

Cost of goods sold                                4,469,746       1,935,104       1,578,749
                                                -----------      ----------      ----------

Gross profit                                      7,846,500       4,382,010       3,008,884
                                                -----------      ----------      ----------

Operating expenses:
  Selling expenses                                2,505,934       1,596,462       1,128,604
  General and administrative expenses             4,387,253       2,619,034       1,601,764
  Loan loss expense (Note 6)                             --              --         405,000
  Loan loss recovery  (Note 6)                           --        (200,000)             --
  Impairment of goodwill                                 --              --       2,002,674
                                                -----------      ----------      ----------

Total operating expenses                          6,893,187       4,015,496       5,138,042
                                                -----------      ----------      ----------

Income (loss) from operations                       953,313         366,514      (2,129,158)

Other income (expense):
  Gain (loss) on sale of assets                     (10,723)          2,689         (30,539)
  Other income                                        5,883              --              --
  Interest expense                                 (818,710)       (253,829)       (145,748)
  Investment income                                 128,190          44,833         111,665
                                                -----------      ----------      ----------

Income (loss) before income taxes                   257,953         160,207      (2,193,780)

Income taxes (benefit) (Note 14)                     77,196          29,005        (829,969)
                                                -----------      ----------      ----------

Net income (loss)                                   180,757         131,202      (1,363,811)

Other comprehensive income (loss), net of tax:
   Unrealized holding gain (loss) on securities
     arising during the period                       (5,924)         (2,677)         28,674
                                                -----------      ----------      ----------

Total comprehensive income (loss)               $   174,833      $  128,525     $(1,335,137)
                                                ===========      ==========     ===========

Weighted average shares outstanding
  Basic                                           2,141,801       2,127,051       2,053,272
  Diluted                                         2,345,449       2,180,259       2,053,272

Earnings (loss) per share
  Basic                                         $       .08      $      .06     $      (.66)
  Diluted                                       $       .08      $      .06     $      (.66)


See notes to consolidated financial statements.



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                   Accumulated
                                                Additional              Stock         Unearned     Other
                Preferred Stock    Common Stock   Paid-in     Deferred  Subscriptions Compensatory Comprhensive Retained
                Shares    Amount   Shares Amount  Capital     Interest  Receivable    Stock        Incom        Earnings
                ------    ------   ------ ------  -------     --------  ----------    -----        ------        --------



Balance at
  November 1,
   1996, as
   previously
   reported      1,500     $--   7,789,322  $779  $4,077,935    $     --   $(14,350)    $   --     $(20,073)    $3,339,444

  One-for-four
   stock split
   effected on
   March 4,
   1999             --      --  (5,841,996) (585)        585          --         --         --           --             --
                 -----     ---  ----------- ----- ----------    --------   --------     ------     ---------    ----------

Balance at
  November 1,
    1996, as
    adjusted     1,500      --   1,947,326   194   4,078,520          --    (14,350)        --      (20,073)     3,339,444

  Purchase of
    subsidiary
    - Beta          --      --      37,500     4      79,646          --         --         --          --              --
  Proceeds from
    exercise of
    warrants        --      --      37,500     4      67,721          --         --         --          --              --
  Stock issued
    for services    --      --      75,000     7     140,618          --         --   (107,046)         --              --
  Net unrealized
    gain in
    marketable
    securities      --      --          --    --          --          --         --         --      28,674              --
  Net loss          --      --          --    --          --          --         --         --          --      (1,363,811)
                 -----   -----   ---------   ---   ---------    --------    -------   --------      ------      ----------

Balance at
  October 31,
    1997         1,500      --   2,097,326   209   4,366,505          --    (14,350)  (107,046)      8,601       1,975,633

  Proceeds from
    exercise of
    options         --      --      19,475     2      52,777          --         --         --          --              --
  Proceeds from
    exercise of
    warrants        --      --      25,000     3      45,122          --         --         --          --              --
  Deferred
    interest on
    debt
    securities      --      --          --    --     588,075    (588,075)        --         --          --              --
  Net unrealized
    gain on
    marketable
    securities      --      --          --    --          --          --         --         --      (2,677)             --
  Financial
    advisory
    services        --      --          --    --          --          --         --     69,859          --              --
  Net income        --      --          --    --          --          --         --         --          --         131,202
                 -----   -----   ---------   ---   ---------    --------    -------   --------      ------       ---------

Balance at
  October 31,
   1998          1,500      --   2,141,801   214   5,052,479    (588,075)   (14,350)   (37,187)      5,924       2,106,835


  Redemption of
    preferred
    shares      (1,500)     --          --    --          --          --         --         --          --              --
  Receipt of
    stock
    subscriptions   --      --          --    --          --          --     14,350         --          --              --
  Financial
    advisory
    services        --      --          --    --          --          --         --     17,222          --              --
  Interest
    expense         --      --          --    --          --     117,615         --         --          --              --
  Net unrealized
    gain in
    marketable
    securities      --      --          --    --          --          --         --         --      (5,924)             --
  Net income        --      --          --    --          --          --         --         --          --         180,757
                 -----   -----   ---------   ---   ---------    --------    -------   --------      ------       ---------

Balance at
  October 31,
   1999             --   $  --   2,141,801  $214  $5,052,479   $(470,460)  $     --   $(19,965)   $     --     $ 2,287,592
                 =====   =====   =========   ===   =========   =========   ========   ========    ========     ===========


See notes to consolidated financial statements.

                                  F - 6


                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Page 1 of 2

                                                             Fiscal Years Ended October 31,
                                                        1 9 9 9         1 9 9 8        1 9 9 7
                                                        -------         -------        -------
OPERATING ACTIVITIES
Net income (loss)                                     $  180,757       $ 131,202     $(1,363,811)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                       969,498         650,869         560,389
     Deferred interest                                   117,615              --              --
     Deferred income taxes                               (25,251)        (54,426)       (856,943)
     Financial advisory services                          17,222          69,859          33,580
     Impairment of goodwill                                   --              --       2,002,674
     Loan loss expense                                        --              --         405,000
     Bad debt expense                                    192,594              --              --
     Gain (loss) on sale of assets                        12,231          (2,689)         30,539
Changes in operating assets and liabilities:
     Accounts receivable                                 (24,884)       (484,243)       (129,486)
     Tuition receivable                                 (638,318)             --              --
     Inventories                                           6,528        (118,642)          7,824
     Prepaid expenses                                    (16,671)        207,704          11,360
     Other assets                                         13,401          (3,293)        (16,031)
     Accounts payable and accrued expenses              (859,237)        500,418         (43,792)
                                                      ----------       ---------     -----------

   NET CASH FLOWS FROM OPERATING ACTIVITIES              (54,515)        896,759         641,303
                                                      ----------       ---------     -----------


INVESTING ACTIVITIES
     Test passage bank and test development             (482,799)       (230,838)       (448,749)
     Software development costs                          (52,424)        (68,045)       (229,092)
     Prepublication costs                               (122,698)             --              --
     Purchase of marketable securities                  (175,000)             --          (3,797)
     Proceeds from sale of marketable securities         370,000         535,000       1,193,148
     Proceeds from sale of assets                         13,200              --          15,300
     Acquisition of subsidiaries                      (1,939,648)             --      (2,270,864)
     Deferred acquisition costs                         (157,493)       (353,406)             --
     Acquisition of test rights                               --              --         (29,900)
     Acquisition of fixed assets                        (334,773)       (163,744)       (116,754)
                                                      ----------       ---------     -----------

   NET CASH FLOWS FROM INVESTING ACTIVITIES           (2,881,635)       (281,033)     (1,890,708)
                                                      ----------       ---------     -----------


See notes to consolidated financial statements.

                                  F - 7

                TOUCHSTONE APPLIED SCIENCE ASSOCIATE
                             AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                Page 2 of 2


                                                             Fiscal Years Ended October 31,
                                                        1 9 9 9         1 9 9 8        1 9 9 7
                                                        -------         -------        -------
FINANCING ACTIVITIES
  Mortgage costs                                              --              --         (44,633)
  Loan origination costs                                      --        (231,307)             --
  Deferred offering costs                                     --          (1,750)             --
  Proceeds from exercise of warrants                          --          46,875              --
  Proceeds from exercise of options                           --          52,779              --
  Stock subscription received                             14,350              --              --
  Repayment of capitalized lease obligations              (5,790)             --              --
  Net proceeds from loan payable                              --        (343,804)        531,446
  Proceeds from long-term debt                                --       4,000,000       1,800,000
  Repayment of long-term debt                           (911,747)       (314,953)       (930,563)
                                                      ----------       ---------      ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                (903,187)      3,207,840       1,356,250
                                                      ----------       ---------      ----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS          (3,839,337)      3,823,566         106,845

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                               4,980,230       1,156,664       1,049,819
                                                      ----------       ---------      ----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                    $1,140,893      $4,980,230      $1,156,664
                                                      ==========      ==========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                            $  741,673      $  260,114      $  144,262
                                                      ==========      ==========      ==========
  Income taxes                                        $   70,786      $   60,502      $  137,612
                                                      ==========      ==========      ==========

  Non-cash investing and financing activities:

  Stock issued for prepaid consulting costs           $       --      $       --      $  140,625
                                                      ==========      ==========      ==========
  Deferred interest on issuance of warrant            $       --      $  588,075      $       --
                                                      ==========      ==========
  Assets acquired under capitalized lease obligations $   32,571      $       --      $       --
                                                      ==========      ==========      ==========

SUMMARY OF ACQUIRED SUBSIDIARIES:
  Assets acquired consisting primarily of goodwill    $6,916,234              --      $3,812,616
  Liabilities assumed                                  3,562,828              --         326,077
                                                      ----------      ----------      ----------

    Net purchase price                                $3,353,406              --      $3,486,539
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

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Touchstone Applied Science Associates, Inc. (the "Company"), was originally incorporated in the State of New York in 1976. In August 1991, the Company changed its corporate domicile to Delaware by merger into a Delaware corporation created exclusively for that purpose. The Company develops, publishes and distributes a proprietary line of reading tests specifically to meet clients' measurement specifications to elementary and secondary schools, colleges and universities throughout the United States. In January 1997, the Company purchased the outstanding capital stock of Beck Evaluation & Testing Associates, Inc. ("BETA"), a company which designs tests and evaluates assessment needs for schools, school districts and test and textbook publishers throughout the United States (Note 2). In May 1997, the Company formed a wholly-owned subsidiary, Modern Learning Press, Inc. ("MLP"), which purchased certain assets of Programs for Education, Inc., a company which designs, publishes and distributes "consumable" student workbooks for grades K-4 and creates and publishes books and pamphlets for elementary school teachers and parents throughout the United States (Note 2). In July 1998, the Company formed a wholly-owned subsidiary, TASA Educational Services Corporation ("TESC"), which was established to manage the Company's educational delivery business. In November 1998, TESC formed a wholly-owned subsidiary, MESI Acquisition Corp. ("MESI"), which purchased substantially all of the operating assets of the Mildred Elley Schools, Inc.
("Elley") (Note 2).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, BETA, MLP, TESC and its wholly-owned subsidiary MESI. All material intercompany transactions have been eliminated in consolidation.

Goodwill
--------

Included in the purchase of the Company's subsidiaries was goodwill totaling $374,067 for BETA, $2,490,864 for MLP and $3,371,598 for
Elley. This goodwill is being amortized over a period of fifteen years for BETA and MLP and thirty years for Elley. In July 1997, the Company deemed goodwill purchased in the MLP transaction totaling $2,002,674 to be impaired based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Accordingly, goodwill was reduced to fair value. The Company will continue to evaluate goodwill for potential impairment.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Cash and Temporary Investments
------------------------------

Cash and temporary investments include all cash balances on hand and short-term, highly liquid investments with original maturities of three months or less. These investments consist primarily of money market mutual funds which make monthly tax-free dividend payments.

Inventories
-----------

Inventories, which based on the nature of the Company's operations consist solely of finished goods, are stated at the lower of cost
(first-in, first-out method) or market.

Marketable Securities
---------------------

The Company utilizes Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt, and Equity Securities" to account for marketable securities. Under this standard, certain investments in debt and equity securities are reported at fair value. The Company's marketable securities, which consist primarily of investment grade bonds, are being reported as available-for-sale securities. The market value of these securities at October 31, 1999 and 1998 is as follows:

                                            October 31,
                                     1 9 9 9          1 9 9 8
                                     -------          -------

Aggregate cost                      $ 175,000        $ 368,094
Gross unrealized gain                      --            5,924
Gross unrealized loss                      --               --
Loans collateralized by securities         --         (187,642)
                                    ---------        ---------

                                    $ 175,000        $ 186,376
                                    =========        =========

All of these securities mature within one through five years. Cost of the securities used in the computation of realized gains and losses is determined using the specific identification method. During the fiscal years ended October 31, 1999, 1998 and 1997, respectively, bonds with an aggregate face value of $370,000, $535,000 and $1,193,148 matured, resulting in a realized gain (loss) on these securities of $1,906, $2,689 and $(6,475), respectively.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------

Marketable Securities (Continued)
---------------------

In May 1997, the Company borrowed $989,716 by margining its investment account. Borrowings on this account, which totaled
$187,642 at October 31, 1998, incurred interest at the rate of 7-5/8% per annum and were collateralized by the bonds held in the brokerage account. The borrowings were repaid during Fiscal 1999.

Accounts Receivable
-------------------

The Company, due to its customer base, has experienced virtually no trade bad debts. As a result, no reserve has been provided for.

Tuition Receivable
------------------

MESI will provide alternate financing arrangements for those students who do not qualify for Federal and state financial aid to cover their tuition. Since student contracts acquired, as part of the Elley acquisition, as well as self-funded students who entered school during the current fiscal year, have varying repayment terms which extend beyond the next twelve-month period, these receivables have been classified as current and non-current.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. The Company provides for depreciation generally on an accelerated method (double-declining balance) for personal property and on the straight-line method for real property, by charges to income at rates based upon estimated recovery periods as follows:

         Building                            31-1/2 years
         Building improvements               15 to 31-1/2 years
         Leasehold improvements              39 years
         Furniture, fixtures and equipment   5 to 7 years
         Automobiles                         3 to 5 years

Income Taxes
------------

The Company has elected to file a consolidated Federal income tax return with its subsidiaries. The Company's deferred income taxes arise principally from the differences in the recording of expenses relating to the test passage bank and test development (Note 5), and differences relating to the reporting of goodwill by the Company's subsidiaries. Income taxes are reported based upon Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Software Development
--------------------

The Company accounts for costs associated with the development of software products to be sold pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".
Pursuant to these rules for product development, the work performed prior to the determination of technological feasibility is treated as research and development costs and is expensed as incurred. From the point a project obtains technological feasibility until it is ready for sale, the payroll and payroll related charges and any direct material costs are capitalized. Capitalization of computer software costs is discontinued when the product is available to be sold.

The American Institute for Certified Public Accountants has issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which the Company adopted during the current fiscal year. Pursuant to this statement, costs incurred during the preliminary stage of a project to design computer software for internal use are expensed as incurred. Once such a project enters its development stage, the payroll and payroll related charges and any direct material costs are capitalized. Capitalization of these computer software development costs is discontinued when the project enters its post-implementation/operation stage.

Deferred Acquisition Costs
--------------------------

Deferred acquisition costs in Fiscal 1998 consisted of expenses incurred related to the purchase of Elley (Note 2) which were subsequently included in the Elley purchase price and are being amortized over a thirty-year period. Deferred acquisition costs in Fiscal 1999 consist of expenses incurred related to potential acquisitions and will be included in the purchase price of the respective acquired entity and amortized over a fifteen- to thirty-year period.

Amortization
------------

Loan origination costs and mortgage costs (Note 11) are amortized using the straight-line method over the term of the indebtedness. Other capitalized costs are amortized using the straight-line method over a period of five (5) years for software development, seven (7) years for non-compete agreements, seven to eleven (7 - 11) years for test passage bank and test development costs, and fifteen to thirty (15 -30) years for goodwill. Amortization expense totaled $729,219, $507,387 and $416,907 for the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Reverse Stock Split
-------------------

All common shares and per share amounts have been adjusted to give retroactive effect to a one-for-four reverse stock split effected on March 4, 1999.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts/tuition receivable. The Company maintains substantially all of its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 1999 and 1998, the Company's uninsured cash balances totaled $541,721 and $4,492,880, respectively. The Company performs periodic reviews of the relative credit rating of its banks to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

As part of the acquisition of Elley, the Company acquired unsecured student loans which are being reflected at net realizable value. The Company also initiated student loans during the current fiscal year.
The risk of loss to the Company is the balance owed by the student at the time of default. The Company plans to monitor these loans as closely as possible to mitigate the potential risk.

Revenue Recognition
-------------------

Revenues from the Company's sales of its proprietary tests and other assessment-related products, as well as its instructional materials, are recognized when product is shipped from the Company's warehouse. Assessment consulting revenues are recognized when the consulting services are rendered. Tuition revenues from the Company's educational delivery division are recognized at the point in time in which the Company has no exposure to future tuition refunds associated with the respective academic semester.

There is a right of return on test booklets, answer sheets and certain software products. Upon return within a specified period, a credit is issued, with certain chargeoffs, or, in the case of software products, the item is replaced. In the past, the Company's returns have been insignificant. As a result, no reserve has been provided for.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and make disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 1999 and 1998 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings (loss) per Share
-------------------------

Earnings (loss) per share for each of the fiscal years ended October 31, 1999, 1998 and 1997 were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants. The Company had a net loss for the fiscal year ended October 31, 1997 and, accordingly, common stock equivalents are excluded as the effect would be anti-dilutive.

Effective November 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under this standard, the method for calculation of earnings per share was changed and requires the presentation of "basic" and "diluted" earnings per share. Prior period earnings per share have been restated to conform with this standard.

Marketing and Promotional Costs
-------------------------------

Marketing and promotional costs are expensed as incurred and aggregated $1,012,491, $644,471 and $374,788 for the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Regulatory Compliance
---------------------

As an educational institution, MESI is subject to licensure from various accrediting and state authorities and other regulatory requirements of the United States Department of Education. As of October 31, 1999, MESI was in compliance with all such requirements.

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for years beginning after December 15, 1997. This standard requires disclosures regarding comprehensive income, the change in an entity's equity during a period from transactions and events other than those resulting from investments by and distributions to owners. The Company adopted this standard during the current fiscal year and for the fiscal year periods subsequent hereto. Other comprehensive income (loss) totaled $(5,924), $(2,677) and $28,674 for the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. This standard requires disclosures regarding an entity's operating segments, products and service, major customers and geographic areas in which they operate. The Company has adopted this standard during the current fiscal year and for the fiscal year periods subsequent hereto and has made the appropriate disclosures within the consolidated footnotes herein (Note 16).


NOTE 2 - BUSINESS ACQUISITIONS
------------------------------

Beck Evaluation & Testing Associates, Inc.
------------------------------------------

In January 1997, the Company acquired all the outstanding capital stock of BETA. The purchase price consisted of $130,000 paid in cash, $150,000 payable in promissory notes bearing interest at the rate of 8 1/4% per annum and maturing on January 2, 1999, and 150,000 shares of the Company's common stock. Additionally, the former stockholder and officer of BETA has the option to repurchase all of the outstanding capital stock of BETA from the Company for a period of six years, but may not exercise the option in the first three years unless certain conditions relating to his termination of employment are met. The acquisition is being accounted for using the purchase method of accounting and, accordingly, the Company's financial statements include the operations of BETA from the date of acquisition.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS ACQUISITIONS (continued)
------------------------------

Modern Learning Press, Inc.
---------------------------

In May 1997, a newly-formed wholly-owned subsidiary of the Company, MLP, purchased certain assets of Programs for Education, Inc. In addition to assuming certain liabilities, MLP purchased the assets for $3,200,000. The purchase price paid by MLP consisted of $2,200,000 in cash and a secured promissory note for $1,000,000 bearing interest at a rate of one percent (1%) above prime rate (8 1/4% at of October
31, 1999) but in no event less than nine percent (9%) per annum and payable in equal quarterly installments over a five-year period. The promissory note is secured by certain titles transferred to MLP and is guaranteed by the Company. Among other provisions, the purchase includes a non-compete agreement with the previous owner prohibiting him or any party related to him from competing with the Company for a period of seven (7) years. Included in the purchase price were consulting fees to the former owner for a period of one year. In addition, the Company was required to pay a deferred bonus totaling approximately $254,000 to the previous owner payable on or before September 30, 1997 and has agreed to pay this former owner royalties on sales of certain of MLP's products for a term of seven
(7) years following the closing of the acquisition in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, with increases each year to a maximum of $240,000 in the seventh year. The acquisition is being accounted for using the purchase method of accounting and, accordingly, the Company's financial statements include the operations of MLP from the date of acquisition.

Mildred Elley
-------------

On November 2, 1998, a newly-formed wholly-owned subsidiary of TESC, MESI, purchased substantially all of the operating assets of Elley.
In addition to assuming certain liabilities, MESI purchased the assets for $3,000,000. The allocation of the assets purchased was revised during the current fiscal year. The purchase price paid by MESI consisted of $2,000,000 in cash and a promissory note for $1,000,000 bearing interest at a rate of eight and one-half percent (8 1/2%) per annum. Principal and interest payments are payable at the beginning of each quarter commencing on February 1, 1999 until maturity on February 1, 2004. The acquisition is being accounted for using the purchase method of accounting and, accordingly, the Company's financial statements include the operations of MESI from the date of acquisition.

As a result of the acquisition, TESC assumed the obligations relating to employment agreements with the former majority shareholder of Elley and certain key employees. Additionally, the Company granted options pursuant to the Company's Amended and Restated 1991 Stock Option Incentive Plan to each of such employees to purchase an aggregate of 41,250 shares of the Company's common stock at $2.88 per share, the fair market value of the Company's common stock on the date of grant. The options may be exercised over a nine-year period commencing one year from the date of grant.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS ACQUISITIONS (Continued)
------------------------------

Pro forma Information
---------------------

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company had the transactions involving BETA, MLP and MESI occurred at the beginning of the fiscal years presented:

                                    Fiscal Years Ended October 31,
                              1 9 9 9         1 9 9 8         1 9 9 7
                              -------         -------         -------

Net sales                   $12,316,246     $11,420,114     $10,489,871
Net income (loss)               180,757          10,867      (1,062,051)
Basic earnings per share            .08              --            (.52)
Diluted earnings per share          .08              --            (.52)

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.


NOTE 3 - NOTES RECEIVABLE
-------------------------

Notes receivable includes (1) a $150,000 note with interest at a rate of 6.17% per annum secured by a mortgage on certain of the obligor's real property, with principal due on December 31, 2003 and (2) a $9,327 note with an annual interest rate of 8.75% requiring monthly payments of $516 consisting of principal and interest, commencing February 1, 2001.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment are summarized as follows:
                                              October 31,
                                        1 9 9 9         1 9 9 8
                                        -------         -------

Land                                 $  161,367      $  161,367
Building                              1,807,591       1,807,591
Building improvements                   512,983         306,844
Leasehold improvements                   59,876              --
Furniture, fixtures and equipment       827,927         523,849
Automobiles                              90,007         133,457
                                     ----------      ----------

                                      3,459,751       2,933,108

Less:  accumulated depreciation       1,387,170       1,179,297
                                     ----------      ----------

                                     $2,072,581      $1,753,811
                                     ==========      ==========

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (Continued)
--------------------------------------

Depreciation expense for the fiscal years ended October 31, 1999, 1998 and 1997 was $240,279, $149,880 and $143,482, respectively.

Included in furniture, fixtures and equipment is $48,137 of equipment under capital leases.


NOTE 5 - TEST PASSAGE BANK AND TEST DEVELOPMENT
-----------------------------------------------

The test passage bank is principally comprised of payroll and payroll-related costs expended in the development of test passages which are used in the creation of the Company's tests. The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's Degrees of Reading Power ("DRP") tests have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period.


NOTE 6 - LOAN LOSS EXPENSE/RECOVERY
-----------------------------------

On February 1, 1994, the Company consolidated two outstanding subordinated, unsecured demand loans outstanding from the Harriman Group, Inc. ("HGI"). The notes bore interest at a rate of ten percent (10%) per annum, were payable annually, and were originally due on February 1, 2002. Additionally, if certain conditions were met, the Company had the right to accelerate the due date.

On November 5, 1996, the Company notified HGI of its intention to accelerate the outstanding obligations in accordance with the terms of the above loans. Pursuant to this notification, the entire principal balance plus accrued interest to the date of payment was due by May 5, 1997.

In May 1997, HGI defaulted on its loan to the Company. Consequently, the Company determined that the remaining principal and accrued interest totaling $405,000 was uncollectible and, accordingly, this amount was written off as a loan loss as of October 31, 1997.

In March 1998, the Company entered into an agreement with HGI, Inc. (formerly The Harriman Group, Inc.) and one of its officers. The agreement provided for the settlement of the note receivable plus accrued interest, for an aggregate of $200,000, and was guaranteed by an irrevocable letter of credit. Payment, pursuant to the agreement, was received in August 1998 and was reflected as a loan loss recovery as of October 31, 1998.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LINE OF CREDIT
-----------------------

As of October 31, 1999, MESI owed $200,000 to a bank, which is the maximum available under a particular line of credit promissory note. This note bears interest at a rate of 1.0% above the prime lending rate and is due on December 31, 1999. The note is collateralized by a second lien on all of MESI's corporate assets as well as the guarantees of both TESC and TASA. Subsequent to October 31, 1999, the bank agreed to extend this line of credit through March 31, 2000.

As of October 31, 1999, MESI also owed $200,000 which is the maximum available from another line of credit promissory note with the same bank. This note bears interest at a rate of 1.0% above the prime lending rate, is due on December 31, 1999, and is collateralized by a first lien on tuition receivables as well as the guarantees of both TESC and TASA. Subsequent to October 31, 1999, the bank agreed to extend this line of credit through March 31, 2000.


NOTE 8 - MORTGAGE PAYABLE
-------------------------

On August 1, 1986, the Town of Southeast Industrial Development Agency issued revenue bonds to finance the construction of a facility in Brewster, New York, which the Company was leasing from the Agency. Minimum lease payments sufficient to cover the Agency's debt service and other expenses were to be made by the Company over a fifteen-year term, which included a final payment in Fiscal 2001 of $350,000.
The bond indenture incurred interest at ninety-two percent (92%) of the Bank's prime rate and contained covenants requiring the Company to maintain specified levels of working capital and tangible net worth. The lease agreement contained a one dollar ($1) purchase option exercisable at the end of the lease term. The bond was secured by the lease and was guaranteed by the Company and its principal stockholders.

On May 15, 1991, the Company secured an additional mortgage for $400,000 from the Bank of New York, to finance a 17,000 square foot addition to the above facilities. The mortgage incurred interest at the rate of three-fourths of one percent (.75%) over the Bank's prime rate. A $250,000 balloon payment was due in Fiscal 1996. On June 1, 1996, the Company refinanced the mortgage for an additional five years, to mature on June 1, 2001 at the same rate of interest.

In August 1997, the Company remortgaged its facilities for $1,800,000 with Middletown Savings Bank (now Hudson United Bank). Borrowings on the new mortgage incur interest at the rate of 8 1/8% per annum. The mortgage is to be repaid through equal monthly installments with a balloon payment due in Fiscal 2007 (Note 9). Proceeds from this remortgaging, were used to retire all prior mortgages held on the facilities and certain short-term debt associated with the acquisition of MLP (Note 2).

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:


                                            Interest        Due           October 31,
Description                                   Rate          Date     1 9 9 9      1 9 9 8
-----------                                   ----          ----     -------      -------

Mortgage payable to bank in equal
  monthly installments of $15,196
  including interest (Note 8)                8 1/8%         2007   $1,722,323   $1,758,115

Note payable to former stockholders
  of BETA in equal quarterly installments
  of $20,532 including interest (Note 2)     8 1/4%         1999           --       20,117

Note payable to stockholder of Programs
  for Education, Inc. in equal quarterly
  installments of $50,000 plus interest      Prime + 1%
  (Note 2)                                   (but no less
                                             than 9%)       2002      550,000      750,000

Note payable to former stockholders
  of Elley in equal quarterly
  installments of $61,987 including
  interest (Note 2)                          8 1/2%           2004      832,371           --

Note payable to bank for working
  capital requirements in equal
  monthly principal payments
  of $3,512 plus interest                    Prime + 2%     2008      367,527           --

Notes payable for equipment
  financing in equal monthly
  installments of $2,273 and
  $1,500 including interest                  Prime + 1%     2003      135,048           --
                                                                    ---------    ---------

                                                                    3,607,269    2,528,232


Less:  current  maturities                                            503,799      261,034
                                                                    ---------    ---------

Non-current portion                                                $3,103,470   $2,267,198
                                                                   ==========   ==========


Long-term debt matures as follows:

Fiscal year ending October 31:
                                          2000    $  503,799
                                          2001       527,024
                                          2002       479,094
                                          2003       380,028
                                          2004       104,317
                                    Thereafter     1,613,007
                                                  ----------

                  Principal payments remaining    $3,607,269
                                                  ==========

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - CAPITALIZED LEASE OBLIGATIONS
---------------------------------------

The Company is obligated under capitalized leases for certain computer and telephone equipment.

Future minimum lease payments under these capitalized lease obligations, including interest, as of October 31, 1999 are as follows:


Fiscal year ending October 31:
                                          2000       $19,164
                                          2001        19,164
                                          2002        16,368
                                                     -------

                                                      54,696
                        Less: imputed interest         9,490
                                                     -------
Present value of future minimum lease payments        45,206
                      Less: current maturities        14,002
                                                     -------
                                                     $31,204
                                                     =======

These leases have interest rates ranging from 11.9% to 14.6%.


NOTE 11 - SUBORDINATED DEBENTURE AGREEMENT
------------------------------------------

In October 1998, the Company issued debentures to Cahill Warnock Strategic Partners Fund, L.P. ("CWSPF") and Strategic Associates, L.P. ("SA") for an aggregate of $4,000,000 pursuant to a Securities Purchase Agreement entered into among the parties in September 1998. These debentures are subordinate to certain senior indebtedness, which as of October 31, 1999, consisted primarily of a mortgage payable aggregating $1,722,323. Interest pursuant to the debentures is incurred at an annual rate of eight percent (8%) and is payable quarterly. The debentures, which are due in October 2003, contain
provisions for the prepayment.   Among other provisions, the Company
agreed to use the proceeds from the debentures to acquire Elley (Note
2) and other comparable educational institutions which are approved by CWSPF and SA. Additionally, the agreement contains provisions for the issuance of warrants, allowing CWSPF and SA to acquire an aggregate of 690,230 shares of the Company's common stock at $1.40 per share. These warrants are exercisable for a five-year period from designated initial dates as set forth in the debenture agreement.
The value of the warrants, totaling $588,075, has been reflected as a deferred interest charge which is being amortized over the life of the agreement. The agreement calls for certain restrictive covenants, with which the Company was in compliance at October 31, 1999.

Subsequent to October 31, 1999, in consideration of CWSPF and SA's authorization to subordinate their debentures to other potential indebtedness to be incurred by the Company, the warrants were repriced to $1.125 per share.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - RETIREMENT PLANS
--------------------------

The Company has a qualified 401(k) Profit Sharing Plan under which eligible employees who are eighteen years of age and have completed either six months or one thousand hours of employment become participants. The Plan allows total contributions of up to fifteen percent (15%) of the eligible employee's salary through Company contributions and a salary reduction mechanism. Company contributions to the Plan are optional and accrue at the discretion of the Board of Directors. For the fiscal years ended October 31, 1999, 1998 and 1997, the Company made contributions to the profit sharing plan equal to 0%, 5%, and 5% of each employee's compensation, respectively, thereby limiting each eligible employee to contribute up to 15%, 10%, and 10%, respectively.

Net assets for the Profit Sharing Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, were $1,684,666 and $1,656,023 at October 31, 1999 and October 31, 1998, respectively.

In October 1991, the Company adopted a Money Purchase Pension Plan under which eligible employees who are eighteen years of age and have completed either six months or one thousand hours of employment become participants. Under this Plan, which was first effective for the fiscal year ended October 31, 1991 and which has been qualified by the Internal Revenue Service, the Company makes a mandatory annual contribution equal to ten percent (10%) of each eligible employee's compensation.

Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, were $964,539 and $741,928 at October 31, 1999 and October 31, 1998.

For the fiscal years ended October 31, 1999, 1998 and 1997, pension and profit sharing costs aggregated $174,733, $233,181 and $190,680, respectively.


NOTE 13 - STOCKHOLDERS' EQUITY
------------------------------

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

On November 16, 1992, the Company issued 1,500 shares of $.0001 par value convertible preferred shares to a voting trust, controlled by management, dated August 1992. The shares were entitled to 1,000 votes per share (3,000 votes per share after giving effect to the three-for-one stock split effected on September 22, 1993). The holders of the shares were also entitled to a non-cumulative dividend of $.01 per share. In September 1994, the Company exchanged the 1,500 outstanding $.0001 par value convertible preferred shares for 1,500 shares of $.0001 par value preferred shares. The new preferred shares possessed all the rights of the original issue but for the conversion privilege. Pursuant to the Subordinated Debenture Agreement (Note
11), the 1,500 shares of the outstanding preferred stock were redeemed in November 1998.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Amended and Restated 1991 Stock Option Incentive Plan
-----------------------------------------------------

The Company has adopted an Amended and Restated 1991 Stock Option Incentive Plan (the "Plan") whereby options to purchase up to an aggregate of 625,000 shares of common stock, may be granted to officers, key employees, directors, and consultants of the Company. Subject to the terms of the Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 50,000 shares in any one
fiscal year.   All options are 100% vested after 12 months.  The
exercise price of an option granted under the Plan may not be less than the fair market value of the Company's common stock on the date of the grant.

Stock option incentive plan activity is summarized as follows:

                                                        Option Price
                                          Shares        Per Share
                                          ------        ---------

Options outstanding November 1, 1997     338,813        $2.12  - $11.00
Granted                                   90,875        $4.252
Canceled                                 (29,225)       $2.876 - $6.13
Exercised                                (19,475)       $2.50  - $2.88
                                         -------

Options outstanding - October 31, 1998   380,988        $2.12  - $11.00
Granted                                  125,625        $1.438 - $3.25
Canceled                                 (45,500)       $2.876 - $4.252
Exercised                                     --        --
                                         -------

Options outstanding - October 31, 1999   461,113        $1.438 - $11.00
                                         =======

Options exercisable - October 31, 1999	 336,738
                                         =======

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Directors Stock Option Plan
---------------------------

In 1996, the Company adopted a Directors Stock Option Plan whereby options may be granted to purchase up to an aggregate of 25,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company or otherwise eligible to receive awards under the Amended and Restated 1991 Stock Option Incentive Plan. Pursuant to the Plan, eligible directors would receive an option to purchase 1,250 shares of the Company's common stock on the date the director first becomes eligible. The eligible director would subsequently receive an option to purchase 625 shares of the Company's common stock on the date of each succeeding annual meeting of the stockholders, unless the director's term ends on that date. Each option granted is exercisable at the fair market value of the Company's common stock on the date granted, and may be exercised for a nine-year period commencing one year from the date of the grant.

Directors stock option plan activity is summarized as follows:


                                                        Option Price
                                          Shares        Per Share
                                          ------        ---------

Options outstanding - November 1, 1997    3,750         $2.876 - $8.75
Granted                                   2,500         $2.876 - $4.252
Canceled                                     --
Exercised                                    --
                                         ------

Options outstanding - October 31, 1998    6,250         $2.876 - $8.75
Granted                                   3,125         $2.00  - $2.252
Canceled                                 (2,500)        $2.876 - $8.75
Exercised                                    --         --
                                         ------

Options outstanding - October 31, 1999    6,875         $2.00  - $7.85
                                         ======

Options exercisable - October 31, 1999	  3,750
                                         ======

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Consultants Stock Incentive Plan
--------------------------------

The Company has adopted a Consultants Stock Incentive Plan whereby options to purchase up to 50,000 shares of the Company's common stock may be granted to consultants or advisors of the Company. Subject to the terms of the Plan, a committee of the Board of Directors is authorized to select participants and determine the number of shares covered by each option, its exercise price and other terms. The exercise price, however, may not be less than the fair market value of the Company's common stock on the date of the grant.


Consultants stock incentive plan activity is summarized as follows:

                                       Option Price
                                          Shares        Per Share
                                          ------        ---------

Options outstanding - November 1, 1997    11,250        $1.752 - $1.76
Granted                                   27,500        $3.124 - $3.28
Canceled                                      --        --
Exercised                                     --        --
                                         -------

Options outstanding - October 31, 1998    38,750        $1.752 - $3.28
Granted                                       --        --
Canceled                                 (35,000)       $1.752 - $3.28
Exercised                                     --        --
                                         -------

Options outstanding - October 31, 1999     3,750        $1.752 - $1.76
                                         =======

Options exercisable - October 31, 1999     3,750
                                         =======

Stock Based Compensation
------------------------

In October 1995, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma net income (loss) and earnings (loss) per share for the fiscal years ended October 31, 1999, 1998 and 1997 would have been $(26,008), and $(.01),
$(136,889) and $(.06), $(1,590,055) and $(.77), respectively, had the new method been applied.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended October 1999, 1998 and 1997, respectively: expected volatility of 70%, 80% and 73%, respectively; risk free interest rate of 6 3/4%; and expected lives of 5 to 10 years.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

Compensatory Stock
------------------

In December 1996, the Company entered into a written consulting agreement with a financial consulting firm. Pursuant to that agreement, the consultant received 25,000 shares of the Company's common stock in exchange for consulting services. The cost of these services has been valued at $46,875, the market value for such shares on the date of issuance and is being expensed over a period of five years, the term of the agreement.

In February 1997, the Company entered into a written consulting agreement with a financial consulting firm. Pursuant to that agreement, the consultant received 25,000 shares of the Company's common stock and a warrant to purchase 62,500 shares of the Company's common stock for $1.876 per share for a period of five years, in exchange for consulting services. The cost of these services has been valued at $46,875, the market value for the 25,000 shares on the date of issuance and has been fully expensed as of October 31, 1999. In December 1997, warrants to purchase 25,000 shares of the Company's common stock were exercised.

In March 1997, the Company entered into a written consulting agreement with a financial consulting firm. Pursuant to that agreement, the consultant received a warrant to purchase 62,500 shares of the Company's common stock in exchange for consulting services. The warrants are exercisable for $2.00 per share for a period of five years.

In August 1997, the Company entered into written consulting agreements with two financial consulting firms. The consultants were to each receive 12,500 shares of the Company's common stock and a warrant to purchase 31,250 shares of the Company's common stock for $1.876 per share for a period of five years, in exchange for consulting services. The cost of these services for each consultant was valued at $23,438, the market value for such shares on the date of issuance, and was expensed over a period of one year.

The amount of unearned compensation related to these shares is being reflected as a reduction to stockholders' equity.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  14 - INCOME TAXES
-----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:

                                      October 31,
                               1 9 9 9          1 9 9 8
                               -------          -------
  Deferred tax asset:
      Goodwill               $ 684,045        $ 737,336

  Deferred tax liability:
      Test passage bank and
      test development       (268,645)        (347,188)
                             ---------        ---------

  Net deferred tax asset     $ 415,400        $ 390,148
                             =========        =========

The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded.

The Company's income tax expense consists of the following:


                                                  Fiscal Years Ended October 31,
                                           1 9 9 9           1 9 9 8            1 9 9 7
                                           -------           -------            -------
  Current:
      Federal                             $ 88,259          $ 36,353          $  22,834
      State                                 14,188            47,078              4,140
                                          --------          --------          ---------

                                           102,447            83,431             26,974
                                          --------          --------          ---------
  Deferred:
      Federal                              (17,355)          (33,396)          (651,166)
      State                                 (7,896)          (21,030)          (205,777)
                                          --------          --------          ---------

                                           (25,251)          (54,426)          (856,943)
                                          --------          --------          ---------

  Provision (benefit) for income taxes    $ 77,196          $ 29,005          $(829,969)
                                          ========          ========          =========

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES (Continued)
----------------------

A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate is as follows:


                                                  Fiscal Years Ended October 31,
                                                   1 9 9 9   1 9 9 8   1 9 9 7
                                                    -------   -------   -------

U.S. Federal income tax statutory rate                34%       34%     (34)%

State income tax, net of Federal income tax benefit    7         7       (7)

Other - including tax free income, goodwill
         and net operating losses                    (11)      (23)       3
                                                     ---       ---      ---

Effective tax rate                                    30%       18%     (38)%
                                                     ====      ====     =====

NOTE 15 - EMPLOYMENT AGREEMENTS
-------------------------------

The Company has employment agreements with several of its key employees. The agreements are for varying terms ranging from one to three years and are automatically extended each year unless the Company notifies the employee, in writing, ranging from at least 60 to 180 days prior to the anniversary date, that the agreement will not be extended.

Each agreement provides for a base salary, which may be adjusted annually at the discretion of the Company's Board of Directors, and also provides for eligibility in the Company's benefits plans, incentive bonuses which are payable based upon the attainment of certain profitability goals, and key man life insurance. Among other provisions, the agreements include a non-compete clause for varying periods not exceeding three years following termination of employment.

The aggregate commitment for future salaries as of October 31, 1999, excluding bonuses, was as follows:

Fiscal year ending October 31:
                                          2000    $  849,300
                                          2001       581,900
                                          2002       268,967
                                                  ----------

                                                  $1,700,167
                                                  ==========

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SEGMENT INFORMATION
-----------------------------

                                      Assessment    Delivery    Instructional     Total
                                      ----------    --------    -------------     -----

Fiscal Year Ended October 31, 1999:

Revenues                              $4,591,542   $5,297,127    $2,427,577    $12,316,246
Interest and dividend income              18,653      104,823         4,714        128,190
Interest expense                         155,938      604,653        58,119        818,710
Depreciation and amortization            652,547      198,437       118,514        969,498
Income before income taxes              (332,720)     373,258       217,415        257,953
Total segment assets                   7,391,695    6,448,113     2,544,609     16,384,417
Expenditures for segment assets          777,176       81,391       134,127        992,694

Fiscal Year Ended October 31, 1998:

Revenues                              $4,123,235   $       --    $2,193,879    $ 6,317,114
Interest and dividend income              34,401        2,222         8,210         44,833
Interest expense                         173,437           --        80,392        253,829
Depreciation and amortization            419,818           --       231,051        650,869
Income before income taxes                45,983        2,198       112,026        160,207
Total segment assets                   7,378,923    4,002,298     2,693,419     14,074,640
Expenditures for segment assets          445,880           --        16,747        462,627

Fiscal Year Ended October 31, 1997:

Revenues                              $3,126,256           --    $1,461,377    $ 4,587,633
Interest and dividend income             108,596           --         3,069        111,665
Interest expense                         107,510           --        38,238        145,748
Depreciation and amortization            513,095           --        47,294        560,389
Income before income taxes              (526,444)          --    (1,667,336)    (2,193,780)
Total segment assets                   6,900,496           --     2,692,389      9,592,885
Expenditures for segment assets          815,483           --         9,012        824,495


Included in the assessment segment reporting are corporate overhead expenses of approximately $690,000, $798,000 and $575,000 for the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the fiscal years ended October 31, 1999, 1998 and 1997, is not considered material to the financial statements.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - LEASE COMMITMENTS
---------------------------

Two of the Company's subsidiaries lease office and warehouse space under non-cancelable operating leases. The following is a schedule of future minimum rental commitments as of October 31, 1999:

     Year Ending October 31,
              2000                $  411,847
              2002                   393,332
              2002                   372,922
              2003                   372,922
              2004                   375,429
                                  ----------

        Thereafter                $3,175,826
                                  ==========


Net rental expense totaled $125,723, $29,144 and $14,684 for the fiscal years ended October 31, 1999, 1998 and 1997, respectively.

In addition, the Company has entered into various operating leases for equipment and automobiles which require monthly payments aggregating $7,549. The last of these leases expires during Fiscal 2002.


NOTE 18 - SUBSEQUENT EVENTS
---------------------------

Prospective Acquisition - Dubois Business College
-------------------------------------------------

Subsequent to the balance sheet data, the Company, through its wholly-owned subsidiary, TESC, signed a letter of intent to acquire all of the outstanding common stock of the Dubois Business College ("DBC"), a Pennsylvania-based, two-year degree granting business college, and substantially all of the assets and certain liabilities of Kenawell Technologies, LLC ("KTL"), a limited liability company which holds several of the real properties of DBC, for $3,200,000. The Company intends to finance the transaction through the issuance of approximately $2,000,000 in bank debt and a promissory note to the seller of approximately $1,200,000. The transaction, which the Company intends to complete during its second quarter of Fiscal 2000, will be accounted for using the purchase method of accounting.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SUBSEQUENT EVENTS (Continued)
---------------------------

Employment Agreement - Chief Operating Officer
----------------------------------------------

On December 1, 1999, the Company entered into an employment agreement with a key executive pursuant to which the executive agreed to accept employment with the Company as its Chief Operating
Officer.   The agreement is for a one-year term and provides for
automatic extensions each year unless the Company provides written notification at least 180 days prior to the anniversary date, that the agreement will not be extended.

The agreement provides for a base annual salary of $150,000, which may be adjusted annually at the discretion of the Company's Board of Directors, and also provides for eligibility in the Company's benefits plans, an incentive bonus based on the attainment of certain profitability goals, and key man life insurance. Among other provisions, the agreement includes a non-compete clause for a one-year period following termination of employment.

Issuance of Stock Options
-------------------------

In January 2000, the Company issued options to its Chief Operating Officer to purchase 40,000 shares of its common stock pursuant to the Company's Amended and Restated 1991 Stock Option Incentive Plan at an exercise price of $2.125 per share, representing market value at the date of grant.

                             SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.


  January 31, 2000     By:   /s/ ANDREW L. SIMON
                       ----------------------------------------
                       Andrew L. Simon
                       President and Chief Executive
                       Officer (principal executive officer)


  January 31, 2000     By:   /s/ DENISE M. STEFANO
                       ----------------------------------------
                       Denise M. Stefano
                       Chief Financial Officer (principal
                       financial officer)


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                        Title                   Date
     ---------                        -----                   ----


/s/ ANDREW L. SIMON               Director and
-------------------------
    Andrew L. Simon           Chairman of the Board      January 31, 2000


/s/ WALTER B. BARBE                Director              January 31, 2000
-------------------------
    Walter B. Barbe


/s/ MICHAEL D. BECK                Director              January 31, 2000
-------------------------
    Michael D. Beck


/s/ STEVEN R. BERGER               Director              January 31, 2000
-------------------------
    Steven R. Berger

/s/ JOSEPH A. FERNANDEZ            Director              January 31, 2000
-------------------------
    Joseph A. Fernandez


/s/ LINDA G. STRALEY               Director              January 31, 2000
-------------------------
    Linda G. Straley


/s/ DAVID L. WARNOCK               Director              January 31, 2000
-------------------------
    David L. Warnock