Form 10KSB/A
period 1999-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2000-02-16
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-KSB/A-1
(Mark One)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the fiscal year ended October 31, 1999
  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ________ to ________
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

          SIGNPOSTS(TP) EARLY LITERACY ASSESSMENT SYSTEM. In the spring of 2000, management expects that the Company will introduce its new SIGNPOSTS(TP) Early Literacy Assessment System ("SIGNPOSTS"). SIGNPOSTS is a comprehensive system designed to provide a unique set of assessments and integrated instructional activities for students in grades K-3. SIGNPOSTS spans a range of literacy strands--reading, writing, listening, and speaking-- and includes a pre-DRP reading test and measurement scale for emergent readers. Management believes that the pre-DRP test's downward extension of the existing Primary DRP test will help both the SIGNPOSTS and DRP programs in future adoptions.

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


ITEM 3.     LEGAL PROCEEDINGS

            In January 2000, a former employee of Mildred Elley commenced an action against the Company, MESI and an executive officer of MESI in the Supreme Court of the State of New York in the County of Albany. The complaint alleges claims of wrongful termination of employment and seeks damages as compensation.
The Company believes that the allegations are without merit and is vigorously defending the action. The Company maintains directors and officers liability insurance which, subject to a policy deductible, insures the defendant officer, but not the Company, against such claims.


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

       OTHER INCOME (EXPENSE).  Other income (expense)
       ----------------------
increased to ($695,360) for Fiscal 1999 versus ($206,307) in Fiscal 1998. The increase in other income (expense) was primarily due to increased interest expense incurred in the funding of Mildred Elley. As management expected, however, this increase was offset by the increase in earnings before interest and taxes (EBIT) from the educational delivery division.

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


                    SUMMARY COMPENSATION TABLE


                                     Annual Compensation                       Long-Term Compensation
                                     ------------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                                       Securities            All Other
                                                          Other Annual  Restricted      Underlying     LTIP    Compen-
 Name and Principal                                       Compensation    Stock       Options/SARs(1) Payouts  sation
     Position                Year    Salary($)   Bonus($)      ($)      Award(s)($)        (#)          ($)      ($)
----------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             1999    $200,000       0      $35,473(3)       0             21,875/0        0        0
President, Chief Executive   1998    $180,000       0      $41.663(3)       0             19,625/0        0        0
Officer                      1997    $135,000       0      $39,025(3)       0          59,750(2)/0        0        0
----------------------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice        1999    $120,000    $26,811   $32,864(4)       0             13,750/0        0        0
President, TASA;             1998    $110,000     $5,000   $32,864(4)       0             13,750/0        0        0
President and Chief          1997    $ 83,333       0      $24,622(4)       0          31,250(6)/0        0        0
Executive Officer, BETA
----------------------------------------------------------------------------------------------------------------------

Stephen H. Ivens, Vice       1999    $116,500       0      $30,212(5)       0              6,250/0        0        0
President, DRP Services*     1998    $112,000       0      $35,362(5)       0              6,250/0        0        0
                             1997    $112,000       0      $35,210(5)       0          25,625(2)/0        0        0
----------------------------------------------------------------------------------------------------------------------

Faith Takes, Executive       1999    $150,000    $33,990   $10,700(7)       0             37,500/0        0        0
Vice President, TESC;        1998           0       0         0             0                  0/0        0        0
President and Chief          1997           0       0         0             0                  0/0        0        0
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
                         Underlying Options/SARs(1)   Options/SARs Granted to     Base Price
Name                            Granted (#)           Employees in Fiscal Year(4)   ($/Sh)       Expiration Date
----------------------------------------------------------------------------------------------------------------

Andrew L. Simon, President,     21,875(2)                      17.2%                $2.88       November 2, 2008
Chief Executive Officer
----------------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice           13,375(2)                      10.5%                $2.88       November 2, 2008
President, TASA;
President and Chief
Executive Officer, BETA
----------------------------------------------------------------------------------------------------------------

Stephen H. Ivens, Vice           6,250(2)                       4.9%                $2.88       November 2, 2008
President, DRP Services
----------------------------------------------------------------------------------------------------------------

Faith Takes, Executive          37,500(3)                      29.4%                $2.88       November 8, 2008
Vice President, TESC;
President and Chief
Executive Officer, MESI
----------------------------------------------------------------------------------------------------------------


(1)  To date, the Company has issued no SARs.

(2)  These options became exercisable on November 4, 1999.

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






           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES



                                                                     Number of            Value of
                                                                Securities Underlying    Unexercised
                                                                    Unexercised          In-the-Money
                                                                   Options/SARs(1)      Options/SARs(1)
                                                                   at FY-End (#)        at FY-End ($)
                                                                ---------------------------------------

                                 Shares Acquired      Value          Exercisable/        Exercisable/
Name                             on Exercise (#)   Realized ($)     Unexercisable       Unexercisable
-----------------------------------------------------------------------------------------------------------
Andrew L. Simon, President, Chief       0              0              121,875/0             0/0(2)
Executive Officer and
-----------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice President,        0              0               58,750/0             0/0(2)
TASA;  President and Chief
Executive Officer, BETA
-----------------------------------------------------------------------------------------------------------

Stephen H. Ivens, Vice                  0              0               51,250/0             0/0(2)
President, DRP Services
-----------------------------------------------------------------------------------------------------------

Faith Takes, Executive                  0              0               37,500/0             0/0(2)
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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of January 15, 2000, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

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

                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------
5% Beneficial Owners:
--------------------
Cahill, Warnock Strategic Partners Fund, L.P.     523,194(1,2)        19.6%
c/o Cahill, Warnock & Co., LLC
1 South Street, Suite 2150
Baltimore, MD 21202

-------------------------------------------------------------------------------

Voting Trust, u/a dated August 19, 1992,            273,593.5           12.8%
as amended, Julius Ostreicher,
Andrew L. Simon and Eileen West,
Voting Trustees
c/o Touchstone Applied Science Associates, Inc.,
4 Hardscrabble Heights, Brewster, NY 10509

-------------------------------------------------------------------------------

Estate of Bertram L. Koslin                         110,167.5            5.1%
c/o Ostreicher & Ennis
225 Mamaroneck Avenue
White Plains, NY 10605

-------------------------------------------------------------------------------

Eileen West                                             5,375(3)         0.3%
56 Harrison Street
New Rochelle, NY 10801

-------------------------------------------------------------------------------

Officers and Directors:
-----------------------
Walter B. Barbe                                        66,250(4)         3.0%
910 Church Street
Honesdale, PA 18431

-------------------------------------------------------------------------------

Michael D. Beck                                       113,875(5)         5.6%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Steven R. Berger                                        3,125(6)         0.2%
620 Fifth Avenue
New York, NY  10020

-------------------------------------------------------------------------------

Peter Duhamel                                               0(7)         0.0%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Joseph A. Fernandez                                   2,775.5(8)         0.1%
4392 Live Oak Boulevard
Palm Harbor, FL 34685

-------------------------------------------------------------------------------

Andrew L. Simon                                       202,113(9)         8.9%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Denise M. Stefano                                          0(10)        0.0%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Linda G. Straley                                   96,944.25(11)        4.4%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

Faith Takes                                           37,500(12)        1.7%
4 Hardscrabble Heights
Brewster, NY 10509

-------------------------------------------------------------------------------

David L. Warnock                                   554,058.5(13)        20.6%
1 South Street, Suite 2150
Baltimore, Maryland 21202

-------------------------------------------------------------------------------

Officers and Directors as a Group (10 persons)  1,350,234.75(14)        44.6%

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

5 Includes (i) 27,000 shares which are owned jointly with Mr. Beck's wife, (ii) 9,375 shares owned by Mr. Beck's daughter, and (iii) 58,750 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options; excludes 9,375 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership.

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

       4.8 Amendment No. 1 to the Securities Purchase Agreement, dated as of March 8, 1999, among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (filed herewith)

       4.9 Consent, Agreement and Amendment, dated as of December 3, 1999, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (filed herewith)

       9.1 Voting Trust Agreement, dated August 19, 1992 (incorporated herein by reference to the exhibit contained in Amendment No. 1 to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 16, 1994)

       9.2 Amendment of Voting Trust Agreement and Appointment of Successor Trustee, dated March 30, 1995 (incorporated herein by reference to the exhibit contained in Amendment No. 1 to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 16, 1994)

      10.1 Lease Agreement between the Town of Southeast Industrial Development Agency/Industrial
                 Development Reserve Bonds and the Company;
                 Mortgage and Security Agreement between the Company and the Town of Southeast Industrial Development Agency to Barclays Bank of New York, N.A., now The Bank of New York, as mortgagee; Note between the Company and Barclays Bank of New York, N.A., now The Bank of New York; Lease Guarantee Agreement from the Company as guarantor and Barclays Bank of New York, N.A., now The Bank of New York, as Trustee; Amendment to Lease between the Town of Southeast Industrial Development Agency and the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

      10.2 Extension and Modification Agreement, dated as of October 31, 1996, between the Company and the Town of Southeast Industrial Development Agency, and the Bank of New York (incorporated herein by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996)

      10.3 Agreement between the Company and the State of Connecticut and a Purchase Order between the Company and the Commonwealth of Virginia (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

      10.4 401(k) Plan (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

      10.5 Notice of Grant Award (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

      10.6 Patent Assignment by Bertram Koslin to the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 (File No. 33-65766) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

      10.7       Amended and Restated 1991 Stock Option
                 Incentive Plan (incorporated herein by
                 reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

      10.8 Directors Stock Option Plan (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

      10.9 Employment Agreement with Andrew L. Simon (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

      10.10 Employment Agreement with Linda G. Straley (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

      10.11 Stock Purchase Agreement, dated as of January 2, 1997, between Beck Evaluation & Testing Associates, Inc., Connie K. Beck, Michael D. Beck, Amanda P. Beck and the Company, together with all schedules and exhibits thereto (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

      10.12 Employment Agreement, dated as of January 2, 1997, between the Company and Michael D. Beck (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

      10.13 Assignment, Assumption and Sale Agreement, dated as of December 30, 1996, between Steck-Vaughn Company and the Company (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

      10.14 Agreement, dated as of March 6, 1997, between Jericho State Capital Corp. of Florida and the Company (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

      10.15 Consultants Stock Incentive Plan (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

      10.16 Asset Purchase Agreement, dated as of May 30, 1997, by and between Programs for Education, Inc., Bernard B. Shapiro, Modern Learning Press, Inc. and the Company (incorporated by refernce to the exhibit contained in the Company's Current
                 Report on Form 8-K, which was filed with the
                 Securities and Exchange Commission on June 16,
                 1997)

     10.17 Secured Promissory Note, dated May 30, 1997, of Modern Learning Press, Inc. (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

     10.18 Security Agreement, dated May 30, 1997, by and between Programs for Education, Inc., Bernard B. Shapiro and Modern Learning Press, Inc. (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

     10.19 Stock Pledge Agreement with Escrow Provisions, dated May 30, 1997, by and among the Company, Programs for Education, Inc. and Pluese, Lihotz, Incollingo & Leone (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

      10.20 Guaranty Agreement, dated May 30, 1997, by the Company in favor of Programs for Education, Inc. and Bernard B. Shapiro (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16,
                 1997)

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

                                  F - 7

                TOUCHSTONE APPLIED SCIENCE ASSOCIATE
                             AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                Page 2 of 2


                                                             Fiscal Years Ended October 31,
                                                        1 9 9 9         1 9 9 8        1 9 9 7
                                                        -------         -------        -------
FINANCING ACTIVITIES
  Mortgage costs                                              --              --         (44,633)
  Loan origination costs                                      --        (231,307)             --
  Deferred offering costs                                     --          (1,750)             --
  Proceeds from exercise of warrants                          --          46,875              --
  Proceeds from exercise of options                           --          52,779              --
  Stock subscription received                             14,350              --              --
  Repayment of capitalized lease obligations              (5,790)             --              --
  Net proceeds from loan payable                              --        (343,804)        531,446
  Proceeds from long-term debt                                --       4,000,000       1,800,000
  Repayment of long-term debt                           (911,747)       (314,953)       (930,563)
                                                      ----------       ---------      ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                (903,187)      3,207,840       1,356,250
                                                      ----------       ---------      ----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS          (3,839,337)      3,823,566         106,845

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                               4,980,230       1,156,664       1,049,819
                                                      ----------       ---------      ----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                    $1,140,893      $4,980,230      $1,156,664
                                                      ==========      ==========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                            $  741,673      $  260,114      $  144,262
                                                      ==========      ==========      ==========
  Income taxes                                        $   70,786      $   60,502      $  137,612
                                                      ==========      ==========      ==========

  Non-cash investing and financing activities:

  Stock issued for prepaid consulting costs           $       --      $       --      $  140,625
                                                      ==========      ==========      ==========
  Deferred interest on issuance of warrant            $       --      $  588,075      $       --
                                                      ==========      ==========      ==========
  Assets acquired under capitalized lease obligations $   32,571      $       --      $       --
                                                      ==========      ==========      ==========

SUMMARY OF ACQUIRED SUBSIDIARIES:
  Assets acquired consisting primarily of goodwill    $6,916,234      $       --      $3,812,616
  Liabilities assumed                                  3,562,828              --         326,077
                                                      ----------      ----------      ----------

    Net purchase price                                $3,353,406      $       --      $3,486,539
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

Directors stock option plan activity is summarized as follows:


                                                        Option Price
                                          Shares        Per Share
                                          ------        ---------

Options outstanding - November 1, 1997    3,750         $2.876 - $8.75
Granted                                   2,500         $2.876 - $4.252
Canceled                                     --         --
Exercised                                    --         --
                                         ------

Options outstanding - October 31, 1998    6,250         $2.876 - $8.75
Granted                                   3,125         $2.00  - $2.252
Canceled                                 (2,500)        $2.876 - $8.75
Exercised                                    --         --
                                         ------

Options outstanding - October 31, 1999    6,875         $2.00  - $7.85
                                         ======

Options exercisable - October 31, 1999    3,750
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
                                                  ----------

                                                  $1,700,167
                                                  ==========

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SEGMENT INFORMATION
-----------------------------

                                      Assessment    Delivery    Instructional     Total
                                      ----------    --------    -------------     -----

Fiscal Year Ended October 31, 1999:

Revenues                              $4,591,542   $5,297,127    $2,427,577    $12,316,246
Interest and dividend income              18,653      104,823         4,714        128,190
Interest expense                         155,938      604,653        58,119        818,710
Depreciation and amortization            652,547      198,437       118,514        969,498
Income before income taxes              (332,720)     373,258       217,415        257,953
Total segment assets                   7,391,695    6,448,113     2,544,609     16,384,417
Expenditures for segment assets          777,176       81,391       134,127        992,694

Fiscal Year Ended October 31, 1998:

Revenues                              $4,123,235   $       --    $2,193,879    $ 6,317,114
Interest and dividend income              34,401        2,222         8,210         44,833
Interest expense                         173,437           --        80,392        253,829
Depreciation and amortization            419,818           --       231,051        650,869
Income before income taxes                45,983        2,198       112,026        160,207
Total segment assets                   7,378,923    4,002,298     2,693,419     14,074,640
Expenditures for segment assets          445,880           --        16,747        462,627

Fiscal Year Ended October 31, 1997:

Revenues                              $3,126,256   $       --    $1,461,377    $ 4,587,633
Interest and dividend income             108,596           --         3,069        111,665
Interest expense                         107,510           --        38,238        145,748
Depreciation and amortization            513,095           --        47,294        560,389
Income before income taxes              (526,444)          --    (1,667,336)    (2,193,780)
Total segment assets                   6,900,496           --     2,692,389      9,592,885
Expenditures for segment assets          815,483           --         9,012        824,495


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

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.


  February 16, 2000    By:   /s/ ANDREW L. SIMON
                       ----------------------------------------
                       Andrew L. Simon
                       President and Chief Executive
                       Officer (principal executive officer)


  February 16, 2000    By:   /s/ DENISE M. STEFANO
                       ----------------------------------------
                       Denise M. Stefano
                       Chief Financial Officer (principal
                       financial officer)


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                        Title                   Date
     ---------                        -----                   ----


/s/ ANDREW L. SIMON               Director and
-------------------------
    Andrew L. Simon           Chairman of the Board      February 16, 2000


/s/ WALTER B. BARBE                Director              February 16, 2000
-------------------------
    Walter B. Barbe


/s/ MICHAEL D. BECK                Director              February 16, 2000
-------------------------
    Michael D. Beck


/s/ STEVEN R. BERGER               Director              February 16, 2000
-------------------------
    Steven R. Berger

/s/ JOSEPH A. FERNANDEZ            Director              February 16, 2000
-------------------------
    Joseph A. Fernandez


/s/ LINDA G. STRALEY               Director              February 16, 2000
-------------------------
    Linda G. Straley


/s/ DAVID L. WARNOCK               Director              February 16, 2000
-------------------------
    David L. Warnock