Form 10QSB
period 2000-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2000-03-16
CIK 726603

SEC 2344     POTENTIAL PERSONS WHO ARE TO RESPOND TO THE
(5-99)       COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE
             NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A
             CURRENTLY VALID OMB CONTROL NUMBER.



                            UNITED STATES                  OMB APPROVAL
                  SECURITIES AND EXCHANGE COMMISSION       OMB Number 3235-0416
                       Washington, D.C. 20549
                                                           Expires: May 31, 2000

                                                           Estimated average
                                                           burden hours per
                                                           response: 9708.0



                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended January 31, 2000

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
                  For the transition period from              to
                                                 ------------    -------------

                  Commission file number     0-20303
                                         -------------------------------------


              TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
------------------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


            Delaware                                 13-2846796
-----------------------------------     --------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

      P.O. Box 382, 4 Hardscrabble Heights, Brewster, New York  10509
------------------------------------------------------------------------------
               (Address of principal executive offices)

                              (914) 277-8100
------------------------------------------------------------------------------
                      (Issuer's telephone number)


------------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of March 14, 2000: 2,559,453 shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                              PART I

                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended January 31, 2000 are attached to this Report, commencing at page F-1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999, as amended ("Fiscal 1999"), which may cause actual results to differ materially from those described.

BACKGROUND

          For over twenty years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly-regarded proprietary reading tests. Since 1994, management has implemented a strategy to broaden the Company's services within the education marketplace. As a result, the Company has completed four acquisitions since 1997, and now serves three education markets: (1) educational assessment and evaluation, (2) educational instruction, and
(3) educational delivery.

          Prior to 1997, the Company's revenues were derived from the publishing and distribution of its proprietary line of reading tests. In the fiscal year ending October 31, 1997 ("Fiscal 1997"), the Company acquired Beck Evaluation and Testing Associates, Inc. ("BETA"), which operates as the Company's custom test design division. In that same fiscal year, the Company organized Modern Learning Press, Inc. ("MLP"), which purchased substantially all of the assets of Programs for Education, Inc., and marked the Company's entrance into the instructional marketplace. MLP designs, publishes and distributes four affordable "consumable" student workbook series that target grades K-4, and creates and publishes books and pamphlets for elementary school teachers and parents. Also in Fiscal 1997, the Company purchased the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive language assessment and evaluation program for English as a second language. In its fiscal year ended October 31, 1998 ("Fiscal 1998"), the Company organized a subsidiary, TASA Educational Services Corp. ("TESC"), to operate and acquire post-secondary schools. TESC completed its first acquisition in the educational delivery field in November 1998 through its acquisition in November 1998 of the 750-student Mildred Elley Schools.

          Accordingly, in an effort to report revenues in a more meaningful manner, the Company has segregated revenues into three discrete segments: (1) assessment revenues, (2) instructional revenues and (3) educational delivery revenues. All prior periods have been recharacterized into these three segments for comparative purposes.

RESULTS OF OPERATIONS

          The following table compares the revenues for each of the assessment division, the instructional division and the educational delivery division for the first quarter ended January
31, 2000 versus the first quarter ended January 31, 1999.


         RESULTS OF OPERATIONS FOR THE FIRST FISCAL QUARTER



                                              2000          1999        % Change
                                              ----          ----        --------

                                              (in thousands of dollars)



Assessment Products Revenues                 716.4        1,043.6         (31.3)


Instructional Revenues                       261.8          201.9          29.7


Educational Delivery Revenues                587.1        1,110.6         (47.1)


      Total Revenues                       1,565.3        2,356.1         (33.6)


          The following are selected ratios as a percentage of revenues on the Company's financial statements:



                                          January 31,     January 31,
                                             2000            1999




      Revenues                                     100%            100%
                                                   ---             ---

          Gross Profit Margin                       45              59


      Operating Expense:

          Selling Expense                           35              23

          General & Administrative                  73              44


      (Loss) from Operations                       (64)             (8)


          Other (Expense)                          (11)             (6)


      Pre-Tax Loss                                 (75)            (14)


      Net (Loss)                                   (48)             (9)



          REVENUES.  For the three-month period ended January 31,
          --------
2000 (the "Current Quarter"), revenues were $1,565,367, representing a 34% decrease, or ($790,760), from $2,356,127 for the three-month period ended January 31, 1999 (the "Comparable Quarter"). The overall decrease can be attributed to the Company's modification of its revenue recognition policy for the educational delivery division as well as a decrease in the revenues of the Company's assessment division during the period.

          Revenues for assessment products and services decreased 31%, or ($327,197), from $1,043,635 in the Comparable Quarter to $716,438 during the Current Quarter. Revenues from the Company's proprietary test division, featuring DRP products, decreased 44% primarily as a result of timing in the recognition of revenue associated with its New York State contract and the declining volume of sales in New York State. This decrease was due to the State's movement from the PEP/DRP reading test previously administered in the third and sixth grades to an alternative test now being administered in the fourth and eighth grades. Revenues from the Company's custom test design division, BETA, saw a moderate 13% increase during the Current Quarter and the division is continuing to grow in accordance with management's strategic plan.

          Instructional revenues increased 30% in the Current Quarter from the Comparable Quarter (or $261,822 in the Current Quarter versus $201,901 in the Comparable Quarter). This increase is the result of marketing efforts achieved through new independent sales and distribution organizations with whom the Company entered into contracts during the last fiscal year.
These organizations now represent and market the Company's instructional products in approximately 50% of the United States. Management believes that this approach to marketing the products of the instructional division will result in increased revenues from this division.

          The educational delivery division contributed $587,107 to the Company's Current Quarter revenues, which amount represented a 47% decrease (or $523,484) from the Comparable Quarter revenues for this division of $1,110,591. This decrease is primarily the result of the Company's recent modification of its revenue recognition policy as it relates to the educational delivery revenues. Revenues for the educational delivery division are now being recognized at the point in time in which the Company has no exposure to future tuition refunds associated with the related academic semester, rather than ratably over the fiscal year. The net effect of this modification is that revenue is not recognized until a student completes seven and one-half weeks of schooling within a particular semester. As a result, the Company has additional deferred revenue of approximately $162,000 at January 31, 2000 above deferred revenue at January
31, 1999, but which will be recognized during the Company's second quarter of the current fiscal year. The Company believes that it is now reflecting more accurately the revenue of the educational delivery division associated with its peak and non-peak sales periods.

          COST OF GOODS SOLD.  Cost of goods sold decreased to
          ------------------
$866,741 in the Current Quarter, or 10%, versus $966,576 in the Comparable Quarter. Cost of goods sold as a percentage of revenues increased from 41% in the Comparable Quarter to 55% in the Current Quarter. This increase is largely attributable to the decrease in revenues recognized associated with the Company's educational delivery division coupled with such division's costs being semi-fixed, and to an increase in revenues in BETA which are typically associated with higher direct costs.

          GROSS PROFIT.  In the Current Quarter, gross profit
          ------------
decreased by 50%, or ($690,925), from $1,389,551 in the
Comparable Quarter to $698,626 in the Current Quarter. The decrease in gross profit is primarily attributable to the decrease in revenues recognized from the educational delivery division. The gross profit margin percentage decreased from 59% in the Comparable Quarter to 45% in the Current Quarter as a result of the decrease in revenues recognized associated with the Company's educational delivery division coupled with this division's costs remaining semi-fixed, and increased costs to deliver assessment products and services during the Current Quarter.

          SELLING EXPENSES.  Selling expenses for the Current
          ----------------
Quarter remained fairly flat increasing minimally from $545,359 in the Comparable Quarter to $552,766 in the Current Quarter. However, selling expenses as a percentage of sales increased to 35% in the Current Quarter from 23% in the Comparable Quarter. This increase is primarily attributable to the decrease in revenues from the assessment and educational delivery divisions coupled with selling expenses remaining fairly constant.

          GENERAL AND ADMINISTRATIVE EXPENSES.  The Company's
          -----------------------------------
general and administrative expenses increased 11%, or $110,705, from $1,033,858 in the Comparable Quarter to $1,144,563 in the Current Quarter. General and administrative expenses as a percentage of sales also increased from 44% in the Comparable Quarter to 73% in the Current Quarter. These increases can be attributed to revenue decreases in both the assessment and educational delivery divisions coupled with additional costs incurred in building the Company's infrastructure. Management believes that the Company's general and administrative expenses as a percentage of sales will continue to decrease throughout the balance of the current fiscal year as the Company approaches its peak sales periods.

          (LOSS) FROM OPERATIONS.  Loss from operations increased
          ----------------------
($809,037) from ($189,666) in the Comparable Quarter to ($998,703) in the Current Quarter. This increase resulted primarily from a decrease in revenue from both the Company's educational delivery and assessment divisions.

          EBITDA.  Earnings before interest, taxes, depreciation,
          ------
and amortization decreased ($823,214) to ($760,796) in the Current Quarter from $62,418 in the Comparable Quarter. As a percentage of sales, EBITDA decreased to (49%) in the Current Quarter versus 3% in the Comparable Quarter. This percentage decrease is essentially attributable to the decrease in revenues from both the Company's educational delivery and assessment divisions.

          OTHER (EXPENSE).  Other (expense) increased ($47,348)
          ---------------
to ($180,080) in the Current Quarter from ($132,732) in the Comparable Quarter. This increase was primarily attributable to a decline in income earned on temporary investments and marketable securities.

          (LOSS) BEFORE INCOME TAXES.  The Company had a (loss)
          --------------------------
before income taxes of ($1,178,783) for the Current Quarter versus a loss of ($322,398) for the Comparable Quarter. This increase in (loss) before income taxes is largely attributable to the decrease in revenues from both the Company's educational delivery and assessment divisions.

          NET (LOSS) AND (LOSS) PER SHARE.  Net (loss) after
          -------------------------------
taxes was ($755,873) for the Current Quarter versus a net (loss) of ($200,357) for the Comparable Quarter. (Loss) per share was ($.35) based on weighted average shares outstanding of 2,141,801.
 After giving effect to the one-for-four reverse stock split effected by the Company on March 4, 1999, the Comparable Quarter
(loss) per share would have been ($.09) based on weighted average shares outstanding of 2,141,801.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL. Working capital at the end of the
          ---------------
Current Quarter was $1,743,602 down from $3,079,573 at the beginning of the current fiscal year. The $1,335,971 decline is primarily due to the increase in deferred revenue resulting from the Company's modification of its revenue recognition policy for the educational delivery division and a significantly lower EBITDA, further resulting in a reduction of cash and temporary investments during the Current Quarter. The ratio of current assets to current liabilities was 1.6 to 1.0 at the end of the Current Quarter. Approximately 8% of the Company's current assets at the end of the Current Quarter consisted of cash, short-term investments and marketable securities, while accounts and tuition receivables, inventories and prepaid expenses comprised the balance.

          CASH FLOW FROM OPERATING ACTIVITIES.  For the Current
          -----------------------------------
Quarter, the Company had a negative cash flow from operations of ($471,309) versus a negative cash flow from operations of ($1,100,550) in the Comparable Quarter. The primary factor contributing to this negative flow was the net loss of ($755,873) incurred during the Current Quarter.

          CASH FLOW FROM INVESTING ACTIVITIES.  For the Current
          -----------------------------------
Quarter, the Company had a net cash outflow from investing activities of ($306,252) versus a net cash outflow of ($2,120,224) in the Comparable Quarter. This net outflow is primarily the result of investments made in test development ($132,296) and new instructional publications ($75,429) during the Current Quarter.

          CASH FLOW FROM FINANCING ACTIVITIES.  For the Current
          -----------------------------------
Quarter, the Company had a net cash outflow from financing activities of ($126,269) versus ($286,540) in the Comparable Quarter. This outflow was essentially attributable to the repayment of long-term debt of ($122,908).



                             PART II

                        OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          In January 2000, a former employee of Mildred Elley commenced an action against the Company, MESI Acquisition Corp., an indirect wholly-owned subsidiary of the Company ("MESI"), and an executive officer of MESI in the Supreme Court of the State of New York in the County of Albany. The complaint alleges claims of wrongful termination of employment and seeks damages as compensation. The Company believes that the allegations are without merit and is vigorously defending the action. The Company maintains directors and officers liability insurance which, subject to a policy deductible, insures the defendant officer, but not the Company, against such claims.


ITEM 2.   CHANGES IN SECURITIES

          (a)  None.

          (b)  None.

          (c) On February 8, 2000, Cahill, Warnock Strategic Partners Fund, L.P. (the "Fund") and Strategic Associates, L.P. ("Strategic", together with the Fund, the "Investors") exercised warrants to purchase an aggregate of 417,652 shares of Common Stock of the Company. The Warrants were exercisable at a price of $1.125 per share; accordingly, the Company received an aggregate of $469,858.50 upon such exercises. Such shares are not registered under the Securities Act of 1933, as amended ("Securities Act"), and the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act. However, pursuant to a Registration Rights Agreement among the Company and the Investors, the Company has agreed to register with the Securities and Exchange Commission such shares and the shares remaining the subject of the unexercised warrants with the Securities and Exchange Commission pursuant to a registration statement on Form S-3. The issuance of the shares subject to the unexercised warrants will be submitted to the Stockholders for approval at the Annual Meeting of Stockholders currently scheduled for March 31, 2000.

          (d)  None.


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


                Exhibit 27 -- Financial Data Schedule


          (b)  Reports on Form 8-K

               None.



               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          FOR THE FISCAL QUARTER ENDED JANUARY 31, 2000



     Consolidated Balance Sheets                              F-1

     Consolidated Statements of Operations and Comprehensive
     Income                                                   F-3

     Consolidated Statements of Cash Flows                    F-4

     Notes to Consolidated Financial Statements               F-6

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                   Page 1 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                  January 31,       October 31,
                                                    2 0 0 0           1 9 9 9
                                                    -------           -------
     ASSETS
     ------

Current assets:
  Cash and temporary investments                 $    237,063       $ 1,140,893
  Marketable securities                               175,000           175,000
  Accounts receivable, net of allowance for
    doubtful accounts of $17,500 and $0,
    respectively                                      798,841         1,312,148
  Tuition receivable, net of allowance for
    doubtful accounts of $240,754 and $213,817,
    respectively                                    2,753,209         2,176,960
  Inventories                                         541,222           472,341
  Prepaid expenses and other current assets           379,210           202,114
                                                 ------------       -----------

     Total current assets                           4,884,545         5,479,456

Property, plant and equipment - net of
  accumulated depreciation of $1,451,744 and
  $1,387,170, respectively                          2,050,805         2,072,581


Other assets:
  Deferred acquisition costs                          205,126           157,493
  Non-current tuition receivable, net of
   allowance for doubtful accounts of $80,251
   and $71,273, respectively                          300,296           309,274
  Notes receivable                                    159,327           159,327
  Test passage bank and test development, net
   of accumulated amortization of $1,922,665 and
   $1,838,694, respectively                         2,872,256         2,823,931
  Software development costs, net of accumulated
   amortization of $201,998 and $178,744,
   respectively                                       298,014           313,172
  Goodwill, net of accumulated amortization of
   $322,681 and $280,527, respectively              3,911,084         3,953,238
  Non-compete agreements, net of accumulated
   amortization of $190,285 and $172,124,
   respectively                                       309,715           327,876
  Loan origination costs                              173,481           200,263
  Deferred income taxes                               838,310           415,400
  Other assets                                        246,278           172,406
                                                  -----------       -----------

     Total assets                                 $16,249,237       $16,384,417
                                                  ===========       ===========

[FN]
See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                  January 31,       October 31,
                                                    2 0 0 0           1 9 9 9
                                                    -------           -------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


Current liabilities:
  Line of credit                                  $   400,000       $   400,000
  Current maturities of long-term debt                529,183           503,799
  Current maturities of capitalized lease
   obligations                                         14,459            14,002
  Accounts payable and accrued expenses             1,193,806         1,482,082
  Deferred revenue                                  1,003,495                --
                                                  -----------       -----------

     Total current liabilities                      3,140,943         2,399,883

Long-term debt:
  Subordinated debt                                 4,000,000         4,000,000
  Long-term debt, net of current portion            2,955,178         3,103,470
  Long-term capitalized lease obligations,
   net of current portion                              27,386            31,204
                                                  -----------        ----------

     Total liabilities                             10,123,507         9,534,557
                                                  -----------        ----------

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   shares authorized, 0 shares issued and
    outstanding                                            --                --
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 2,141,801 shares
    issued and outstanding, respectively                  214               214
  Additional paid-in capital                        5,052,479         5,052,479
  Deferred interest                                  (441,056)         (470,460)
  Unearned compensatory stock                         (17,626)          (19,965)
  Retained earnings                                 1,531,719         2,287,592
                                                  -----------       -----------

     Total stockholders' equity                     6,125,730         6,849,860
                                                  -----------       -----------

     Total liabilities & stockholders' equity     $16,249,237       $16,384,417
                                                  ===========       ===========



[FN]
See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                       Three Months Ended
                                                           January 31,
                                                    2 0 0 0           1 9 9 9
                                                    -------           -------

Assessment revenues                             $    716,438       $ 1,043,635
Educational delivery revenues                        587,107         1,110,591
Instructional revenues                               261,822           201,901
                                                 -----------       -----------

Total net revenues                                 1,565,367         2,356,127

Cost of goods sold                                   866,741           966,576
                                                 -----------       -----------

Gross profit                                         698,626         1,389,551
                                                 -----------       -----------

Operating expenses:
  Selling expenses                                   552,766           545,359
  General and administrative expenses              1,144,563         1,033,858
                                                 -----------       -----------

Total operating expenses                           1,697,329         1,579,217
                                                 -----------       -----------

Loss from operations                                (998,703)         (189,666)

Other income (expense):
  Interest expense                                  (198,465)         (215,974)
  Loss on sale of assets                                  --           (14,137)
  Other income                                            --            56,569
  Investment income                                   18,385            40,810
                                                 -----------       -----------

Loss before income taxes                          (1,178,783)         (322,398)

Income tax benefit                                  (422,910)         (122,041)
                                                 -----------       -----------

Net loss                                            (755,873)         (200,357)

Other comprehensive loss, net of tax :
  Unrealized holding loss on securities
   arising during the period                              --              (861)
                                                 -----------        ----------

Total comprehensive loss                        $   (755,873)       $ (201,218)
                                                ============        ==========

Weighted average shares outstanding
  Basic                                            2,141,801         2,141,801
  Diluted                                          2,141,801         2,141,801

Loss per share
  Basic                                         $       (.35)       $     (.09)
  Diluted                                       $       (.35)       $     (.09)


[FN]
See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 1 of 2
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                           January 31,
                                                    2 0 0 0           1 9 9 9
                                                    -------           -------
OPERATING ACTIVITIES
  Net loss                                        $ (755,873)      $  (200,357)
  Adjustments to reconcile net loss to net
   cash used from operating activities:
     Depreciation and amortization                   237,907           252,084
     Deferred income taxes                          (400,364)          (80,427)
     Financial advisory services                       2,339             8,188
     Deferred interest                                29,404            29,404
     Bad debt expense                                 53,415                --
     Loss on sale of auto                                 --            14,137
  Changes in operating assets and liabilities:
     Accounts receivable                             495,807           248,570
     Tuition receivable                             (603,186)         (595,466)
     Inventories                                     (68,881)           25,345
     Prepaid expenses                               (177,096)         (290,712)
     Other assets                                         --           (46,431)
     Deferred revenue                              1,003,495           328,124
     Accounts payable and accrued expenses          (288,276)         (793,009)
                                                  ----------        ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES            (471,309)       (1,100,550)
                                                  ----------        ----------

INVESTING ACTIVITIES
  Test passage bank and test development            (132,296)          (81,811)
  Software development costs                          (8,096)               --
  Acquisition of fixed assets                        (42,798)         (173,009)
  Prepublication costs                               (75,429)               --
  Deferred acquisition costs                         (47,633)               --
  Proceeds from sale of auto                              --            13,200
  Acquisition of subsidiary                               --        (1,878,604)
                                                  ----------        ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES            (306,252)       (2,120,224)
                                                  ----------        ----------

FINANCING ACTIVITIES
  Net borrowings on note payable to bank                  --          (150,000)
  Net borrowings on loan payable                          --            (2,956)
  Stock subscriptions received                            --            14,350
  Repayment of capitalized lease obligations          (3,361)               --
  Repayment of long-term debt                       (122,908)         (147,934)
                                                  ----------        ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES            (126,269)         (286,540)
                                                  ----------        ----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS        (903,830)       (3,507,314)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                           1,140,893         4,980,230
                                                  ----------        ----------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD   $  237,063        $1,472,916
                                                  ==========        ==========



[FN]
See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 2 of 2
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                           January 31,
                                                    2 0 0 0           1 9 9 9
                                                    -------           -------


SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                   $180,291         $  216,570
                                                   ========         ==========

   Income taxes paid                               $     --         $   31,379
                                                   ========         ==========

SUMMARY OF ACQUIRED SUBSIDIARY:
   Assets acquired consisting primarily
    of goodwill                                    $     --         $6,916,234
   Liabilities assumed                                   --          3,562,828
                                                   --------         ----------

   Net purchase price                              $     --         $3,353,406
                                                   ========         ==========











[FN]
See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 2000 and October 31, 1999 and the consolidated results of operations and comprehensive income for the three months ended January 31, 2000 and 1999 and consolidated cash flows for the three months ended January 31, 2000 and 1999.

The consolidated results of operations for the three months ended January 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

NOTE 2 - PROSPECTIVE ACQUISITION - DuBOIS BUSINESS COLLEGE
----------------------------------------------------------

During the first quarter of the current fiscal year, the Company, through its wholly-owned subsidiary, TESC, signed a letter of intent to acquire all of the outstanding common stock of the DuBois Business College ("DBC"), a Pennsylvania-based two-year degree granting business college, and substantially all of the assets and certain liabilities of Kenawell Technologies, LLC ("KTL"), a limited liability company which holds several of the real properties of DBC, for $3,200,000. The Company intends to finance the transaction through the issuance of approximately $2,000,000 in bank debt and a promissory note to the seller of approximately $1,200,000. The transaction, which the Company intends to complete during its second quarter of Fiscal 2000, will be accounted for using the purchase method of accounting.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3 - EMPLOYMENT AGREEMENT - CHIEF OPERATING OFFICER
-------------------------------------------------------

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

NOTE 4 - ISSUANCE OF STOCK OPTIONS
----------------------------------

In January 2000, the Company issued options to its Chief Operating Officer to purchase 40,000 shares of its common stock pursuant to the Company's Amended and Restated 1991 Stock Option Incentive Plan (the "Plan") at an exercise price of $2.125 per share, representing market value at the date of grant.

In February 2000, the Company issued options to employees to purchase an aggregate 73,275 shares of its common stock pursuant to the Plan at an exercise price of $1.688 per share, representing market value at the date of grant.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - WARRANT REPRICING AND EXERCISE
---------------------------------------

During the first quarter of the current fiscal year, Cahill Warnock Strategic Partners Fund, L.P. ("CWSPF") and Strategic Associates, L.P. ("SA") agreed to subordinate their debentures to other potential indebtedness to be incurred by the Company in exchange for the repricing of their warrants to $1.125 per share, the market value of the Company's common stock on that date. In February 2000, CWSPF and SA exercised an aggregate of 417,652 warrants for $469,859. The proceeds from the exercise were used to reduce the principal balance of the subordinated debentures.

NOTE 6 - LINE OF CREDIT
-----------------------

In March 2000, the Company obtained a line of credit totaling $750,000 from a bank. Borrowings under the line of credit accrue interest at the bank's prime rate plus one percent and the line expires on April 1, 2001. The line is collateralized by the Company's accounts receivable (excluding those receivables associated with the Company's wholly-owned subsidiary TASA Educational Services Corp. and its related subsidiaries) and inventory and includes provisions for compliance with certain financial covenants.

NOTE 7 - REVERSE STOCK SPLIT
----------------------------

On March 4,1999, the Company effected a one-for-four reverse stock split. The effect of the split is being presented retroactively for all periods presented.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - SEGMENT INFORMATION
----------------------------

                                         Assessment     Delivery    Instructional      Total
                                         ----------     --------    -------------      -----

Three Months Ended January 31, 2000:


Revenues                                $  716,438     $  587,107    $  261,822     $1,565,367
Loss before income taxes                  (460,822)      (605,854)     (112,127)    (1,178,783)
Total segment assets                     6,851,977      7,017,963     2,379,297     16,249,237

Three Months Ended January 31, 1999:

Revenues                                $1,043,635     $1,110,591    $  201,901     $2,356,127
Loss before income taxes                  (164,551)        (7,305)     (150,542)      (322,398)
Total segment assets                     6,960,565      7,440,949     2,323,859     16,725,373



Included in the assessment segment reporting are corporate overhead expenses of approximately $195,000 and $173,000 for the three months ended January 31, 2000 and 1999, respectively.

The Company's operations are primarily conducted in the United
States. Information about the Company's operations in different geographic areas for the three month periods ended January 31, 2000 and 1999, is not considered material to the financial statements.

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

Date:     March 16, 2000