Form 10QSB
period 2000-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2000-06-14
CIK 726603

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



                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2000

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of June 8, 2000: 2,559,453 shares of Common Stock, par value
------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                             PART I

                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended April 30, 2000 are attached to this Report, commencing at page F-1.

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

BACKGROUND

          For over 20 years, TASA has served the rapidly expanding educational market, primarily through the publishing and sale of its highly-regarded proprietary reading tests. Since 1994, management has implemented a strategy to broaden the Company's services within the education marketplace. As a result, the Company has completed four acquisitions since 1997, and now serves three education markets: (1) educational assessment and evaluation, (2) educational instruction, and (3) educational delivery.

          Prior to 1997, the Company's revenues were derived from the publishing and distribution of its proprietary line of reading tests. In the fiscal year ending October 31, 1997 ("Fiscal 1997"), the Company acquired Beck Evaluation and Testing Associates, Inc. ("BETA"), which operates as the Company's custom test design division. In the same fiscal year, the Company organized Modern Learning Press, Inc. ("MLP"), which purchased substantially all of the assets of Programs for Education, Inc., and marked the Company's entrance into the instructional
marketplace.   MLP designs, publishes and distributes four
affordable "consumable" student workbook series that target grades K-4, and creates and publishes books and pamphlets for elementary school teachers and parents. Also in Fiscal 1997, the Company purchased the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive language assessment and evaluation program for English as a second language. In its fiscal year ended October 31, 1998 ("Fiscal 1998"), the Company organized a subsidiary, TASA Educational Services Corp. ("TESC"), to operate and acquire post-secondary schools. TESC completed its first acquisition in the educational delivery field in November 1998 through its acquisition in November 1998 of the 750-student Mildred Elley Schools.

          Accordingly, in an effort to report revenues in a more meaningful manner, the Company has segregated revenues into three discrete segments: (1) assessment products revenues, (2) instructional revenues and (3) educational delivery revenues. All prior periods have been recharacterized into these three segments for comparative purposes.

RESULTS OF OPERATIONS

          The following table compares the revenues for each of the assessment division, the instructional division and the educational delivery division for the six-month period ended April 30, 2000 versus the six-month period ended April 30, 1999, and for the second quarter ended April 30, 2000 versus the second quarter ended April 30, 1999.


          RESULTS OF OPERATIONS FOR THE SECOND FISCAL QUARTER
           AND FOR THE SIX-MONTH PERIOD ENDED APRIL 30, 2000



                                        Six Months                    Three Months
                                      Ended April 30,                Ended April 30,
                                      ---------------                ---------------

                                                       %                               %
                                                       -                               -
                                 2000       1999     Change      2000       1999     Change
                                 ----       ----     ------      ----       ----     ------
                                  (in thousands                   (in thousands
                                   of dollars)                     of dollars)




Assessment Products Revenues   $1,862.9   $2,077.9   -10.3     $1,146.5   $1,034.3   +10.9


Instructional Revenues            671.5      573.5   +17.1        409.6      371.6   +10.2


Educational Delivery Revenues   2,385.2    2,548.5    -6.4      1,798.1    1,437.9   +25.1


     Total Revenues            $4,919.6   $5,199.9    -5.4     $3,354.2   $2,843.8   +17.9


       The following are selected ratios as a percentage of revenues on the Company's financial statements:



                                    Six Months         Three Months
                                  Ended April 30,     Ended April 30,
                                  ---------------     ---------------


                                  2000      1999       2000     1999
                                  ----      ----       ----     ----

                                 (in percentages)     (in percentages)


Revenues                          100%      100%       100%     100%
                                  ----      ----       ----     ----

  Gross Profit Margin              57        62         63       65


  Operating Expense:

     Selling Expense               23        21         17       20


     General & Administrative      53        42         43       40



  Income (Loss) from Operations   (18)       (1)         3        5


     Other (Expense)               (8)       (5)        (6)      (5)


  Pre-Tax (Loss)                  (26)       (7)        (3)      (1)



  Net (Loss)                      (17)       (4)        (2)      (0)



FOR THE THREE MONTHS ENDED APRIL 30, 2000 VERSUS APRIL 30, 1999

          REVENUES. For the three-month period ended April 30,
          --------
2000 (the "Current Quarter"), revenues were $3,354,221, representing a 18% increase, or $510,416, over $2,843,805 for the three-month period ended April 30, 1999 (the "Comparable
Quarter").

          Revenues for assessment products and services increased 11%, or $112,224, to $1,146,454 in the Current Quarter from $1,034,230 in the Comparable Quarter. Of this increase, the Company's proprietary test division featuring DRP products reflected a revenue decrease of 43% as a result of declining volume of sales in New York State due to the phase out of the PEP/DRP test previously administered in the third and sixth grades. The custom test design division, BETA, increased its revenues by 54% in the same period. This growth is consistent with the Company's strategic planning. Management believes significant future growth will be realized through the custom test design division. During the quarter, the Company announced that it had secured a five-year million-dollar contract from Minnesota to provide reading, writing and mathematics assessment items in Grades 3, 5, and 8. BETA currently has more than $3 million of contracted future business.

          Instructional revenues increased 10% in the Current Quarter from the Comparable Quarter (or $409,630 in the Current Quarter versus $371,631 in the Comparable Quarter). This increase is a result of the Company's reorganization, increased marketing efforts and a new independent sales organization, which management believes will contribute to increased future growth of the instructional division.

          The educational delivery division increased 25% in the Current Quarter versus the Comparable Quarter, (or $1,798,137 in the Current Quarter versus $1,437,944 in the Comparable Quarter).
This increase can be attributed to two factors: additional deferred revenue of approximately $162,000 recognized during the Current Quarter resulting from the Company's recent modification of its revenue recognition policy as it relates to the educational delivery revenues; and greater student census.

          COST OF GOODS SOLD.  Cost of goods sold in the Current
          ------------------
Quarter increased 23%, or $235,126, from $1,005,402 in the Comparable Quarter to $1,240,528 in the Current Quarter. Cost of goods sold as a percentage of revenues increased from 35% to 37% due to a change in product mix, primarily within the assessment division. The Company's proprietary products, which typically carry lower costs, decreased in volume while its custom test design services, which typically carry higher costs, increased significantly.

          GROSS PROFIT.  In the Current Quarter, gross profit
          ------------
increased by 15%, or $275,290, from $1,838,403 in the Comparable Quarter to $2,113,693 in the Current Quarter. The increase in gross profit is attributable to an increase in revenues resulting in the Quarter. The gross profit margin percentage decreased marginally in the Current Quarter to approximately 63% from 65% in the Comparable Quarter.

          SELLING EXPENSES.  Selling expenses for the Current
          ----------------
Quarter were essentially flat with a minimal increase of $14,213, from $560,356 in the Comparable Quarter to $574,569 in the Current Quarter. However, for the Current Quarter, selling expenses were 17% of revenues versus 20% for the Comparable
Quarter.

          GENERAL AND ADMINISTRATIVE EXPENSES.  The Company's
          -----------------------------------
general and administrative expenses increased 26%, or $293,964, from $1,149,997 in the Comparable Quarter to $1,443,961 in the Current Quarter. General and administrative expenses were 43% of revenues in the Current Quarter versus 40% in the Comparable Quarter. This dollar and percent increase was primarily attributable to management's decision to continue to build the Company's infrastructure at both the corporate and operating divisional levels.

          INCOME FROM OPERATIONS.  Income from operations for the
          ----------------------
Current Quarter was $95,163 versus $128,050 in the Comparable
Quarter. The $32,887 decline was primarily due to increased general and administrative expenses.

          EBITDA.  Earnings before interest, taxes, depreciation,
          ------
and amortization increased $42,063 to $379,363 in the Current Quarter from $337,300 in the Comparable Quarter. As a percentage of sales, EBITDA decreased marginally to 11% in the Current Quarter versus 12% in the Comparable Quarter. The overall increase in EBITDA dollars can be attributable to the increase in revenues during the Current Quarter.

          OTHER (EXPENSE).  Other (expense) increased to
          ---------------
($194,661) in the Current Quarter from ($145,371) in the Comparable Quarter. This increase was primarily attributable to a decline in income earned on temporary investments and marketable securities.

          (LOSS) BEFORE INCOME TAXES.  The Company had a loss
          --------------------------
before income taxes of ($99,498) for the Current Quarter versus a loss of ($17,321) for the Comparable Quarter. This loss is primarily attributable to the increase in general and administrative expenses.

          NET (LOSS) AND (LOSS) PER SHARE.  Net loss after taxes
          -------------------------------
was ($73,506) for the Current Quarter versus a loss of ($9,347) for the Comparable Quarter. Loss per share was ($.03) based on weighted average shares outstanding of 2,493,759. The Comparable Quarter loss per share was ($.00) based upon 2,141,801 shares outstanding.

FOR THE SIX MONTHS ENDED APRIL 30, 2000 VERSUS APRIL 30, 1999

          REVENUES.  For the six-month period ended April 30,
          --------
2000 (the "Current Period") revenues were $4,919,588, representing a 5% decrease, or $280,344 versus $5,199,932 for the six-month period ended April 30, 1999 (the "Comparable Period"). The overall decrease was due to declines in both the Company's assessment and education delivery divisions.

          Revenues for assessment products and services decreased 10%, or $214,973, from $2,077,865 in the Comparable Period to $1,862,892 during the Current Period. Revenues from the Company's proprietary test division, featuring DRP products, fell 29% due to the expected elimination of the New York State Grades 3 and 6 PEP tests as well as a change in timing for the delivery of the New York State Regents Competency Tests. This decrease was offset by growth in the Company's custom test design division, BETA, which posted a revenue increase of 42%.

          Instructional revenues increased 17% in the Current Period, totaling $671,452, which is $97,920 over the Comparable Period's revenues of $573,532. This increase is the result of the Company's reorganization, increased marketing efforts, and a new independent sales organization, which management believes will contribute to increased future growth of the instructional division.

          Revenues from the Company's educational delivery division decreased 6% or $163,291, to $2,385,244 from $2,548,535 in the Comparable Period. This decrease can be attributed to the Company's modification of its revenue recognition policy as it relates to the educational delivery revenues and less than satisfactory recruiting and retention of students during the first quarter of the Current fiscal year.

          COST OF GOODS SOLD.  Cost of goods sold in the Current
          ------------------
Period increased by 7%, or $135,291, from $1,971,978 in the Comparable Period to $2,107,269 in the Current Period. Cost of goods sold as a percentage of revenues increased to 43% in the Current Period from 38% in the Comparable Period. This increase was the result of the increased costs required to deliver assessment products and services further resulting from the increase in BETA revenues, and the costs associated with generating revenues from the educational delivery division.

          GROSS PROFIT.  For the Current Period, gross profit
          ------------
decreased by 13%, or $415,635, from $3,227,954 in the Comparable Period, to $2,812,319. The decrease in gross profit is primarily attributable to a decline in revenues. The gross profit margin decreased in the Current Period to 57% versus 62% in the Comparable Period as a result of the Company's change in product mix particularly within the assessment division.

          SELLING EXPENSE.  Selling expenses for the Current
          ---------------
Period increased by 2%, or $21,620, from $1,105,715 in the Comparable Period to $1,127,335 in the Current Period. As a percentage of revenues, selling expenses were 23% for the Current
Period versus 21% of revenues for the Comparable Period.

          GENERAL AND ADMINISTRATIVE. The Company's general and
          --------------------------
administrative expenses increased 19%, or $404,669, from $2,183,855 in the Comparable Period to $2,588,524 in the Current Period. General and administrative expenses as a percentage of revenues are now 53% in the Current Period versus 42% in the Comparable Period. Again, the dollar and percentage increases are due to management's decision to continue to build the infrastructure of the organization.

          (LOSS) FROM OPERATIONS.  Loss from operations for the
          ----------------------
Current Period was ($903,540) versus a loss from operations of ($61,616) in the Comparable Period. This increased loss was principally due to the fact that the Company now generates almost two thirds of its revenues in the second half of its fiscal year and has significant fixed costs that fall evenly throughout the year.

          EBITDA.  Earnings (loss) before interest, taxes, depreciation,
          ------
and amortization decreased ($781,151) to ($381,433) in the Current Period from $399,718 in the Comparable Period. As a percentage of sales, EBITDA decreased to (8%) in the Current
Period versus 8% in the Current Period versus 8% in the Comparable Period. This percentage decrease is essentially attributable to the decrease in revenues from both the Company's assessment and educational delivery divisions coupled with a lower gross profit margin resulting from a change in product mix within the assessment division.

          OTHER (EXPENSE).  Other (expense) increased to
          ---------------
($374,741) in the Current Period versus ($278,103) in the Comparable Period. The increase is primarily attributable to a decline in income earned on temporary investments and marketable securities.

          (LOSS) BEFORE INCOME TAXES.  The Company had a loss
          --------------------------
before taxes of ($1,278,281) for the Current Period versus a loss before taxes of ($339,719) in the Comparable Period, which was primarily due to increased overhead and cost of goods sold.

          NET (LOSS) AND (LOSS) PER SHARE.  Net loss after taxes
          -------------------------------
was ($829,379) for the Current Period versus a loss of ($209,704) for the Comparable Period. Loss per share was ($.36) based on weighted average shares outstanding of 2,314,866. The Comparable Period loss per share was ($.10) based upon 2,141,801 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL.  Working capital at the end of the
          ---------------
Current Period was $1,798,064, down from $3,079,573 at the beginning of the current fiscal year. The $1,281,509 decline is primarily due to an increase in borrowings on the Company's bank line of credit and a significantly lower EBITDA. These two factors reduced cash and temporary investments during the Current Period. The ratio of current assets to current liabilities was
1.6 to 1.0 at the end of the Current Period. Approximately 4% of the Company's current assets at the end of the Current Period consisted of cash and short-term investments, while accounts and tuition receivables, inventories and prepaid expenses comprised the balance.

          CASH FLOW FROM OPERATING ACTIVITIES.  For the Current
          -----------------------------------
Period, the Company had a negative cash flow from operations of ($1,251,991) versus a negative cash flow from operations of ($922,273) in the Comparable Period. The primary factor contributing to this negative flow was the net loss of ($829,379) incurred during the Current Period.

          CASH FLOW FROM INVESTING ACTIVITIES.  For the Current
          -----------------------------------
Period, the Company had a net cash outflow from investing activities of ($162,954) versus a net cash outflow of ($2,436,733) in the Comparable Period. The net cash outflow is primarily the result of investments made in test development ($243,762) during the Current Period, while for the Comparable Period the outflow was related to the acquisition of a subsidiary.

          CASH FLOW FROM FINANCING ACTIVITIES.  For the Current
          -----------------------------------
Period, the Company had a net cash inflow from financing activities of $451,647 versus a net cash outflow of ($490,678) in the Comparable Period. The inflow was essentially attributable to the additional borrowings made on the Company's bank line of credit of $525,000 during the Current Period.


                             PART II

                        OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on March 31, 2000. At the meeting, the stockholders took the following actions:

  (i) The proposal to elect Andrew L. Simon as a director of the Company was approved by a vote of 2,368,792 votes in favor of his election, with 38,362 votes against and no abstentions and broker non-votes, representing a vote of 98% of the votes present cast in favor of the election of Mr. Simon.

  (ii) The proposal to elect Linda G. Straley as a director of the Company was approved by a vote of 2,368,792 votes in favor of her election, with 38,362 votes against and no abstentions and broker non-votes, representing a vote of 98% of the votes present cast in favor of the election of Ms. Straley.

  (iii) The proposal to elect Michael D. Beck as a director of the Company was approved by a vote of 2,368,792 votes in favor of his election, with 38,362 votes against and no abstentions and broker non-votes, representing a vote of 98% of the votes present cast in favor of the election of Mr. Beck.


  (iv) The proposal to elect Steven R. Berger as a director of the Company was approved by a vote of 2,368,792 votes in favor of his election, with 38,362 votes against and no abstentions and broker non-votes, representing a vote of 98% of the votes present cast in favor of the election of Mr. Berger.

  (v) The proposal to elect Joseph A. Fernandez as a director of the Company was approved by a vote of 2,368,792 votes in favor of his election, with 38,362 votes against and no abstentions and broker non-votes, representing a vote of 98% of the votes present cast in favor of the election of Dr. Fernandez.

  (vi) The proposal to elect David L. Warnock as a director of the Company was approved by a vote of 2,368,792 votes in favor of his election, with 38,362 votes against and no abstentions and broker non-votes, representing a vote of 98% of the votes present cast in favor of the election of Mr. Warnock.

  (vii)  The proposal to approve the Company's 2000 Stock
         Incentive Plan was approved by a vote of 1,016,262 votes in favor of the proposal, with 88,823 votes against and 1,900 abstentions and 1,300,169 broker non-votes, representing a vote of 92% of the issued and outstanding shares of the Company eligible to vote cast in favor of the proposal.

  (viii) The proposal to approve the Company's Amended and Restated Directors Stock Option Plan was approved by a vote of 1,009,737 votes in favor of the proposal, with 92,798 votes against and 4,450 abstentions and 1,300,169 broker non-votes, representing a vote of 91% of the issued and outstanding shares of the Company eligible to vote cast in favor of the proposal.

  (ix) The proposal to issue shares of Common Stock in excess of 19.99% of outstanding shares, if required in connection with the exercise of certain Warrants to purchase Common Stock (held by Cahill, Warnock Strategic Partners Fund, L.P.) was approved by a vote of 1,001,474 in favor of the proposal, with 99,486 votes against, 6,025 votes abstaining and 1,300,169 broker non-votes, representing a vote of 90% of the votes present cast in favor of the proposal.

  (x) The proposal to ratify the appointment of Lazar, Levine & Felix LLP as the independent auditors of the Company was adopted by a vote of 2,363,242 votes in favor of the proposal, with 37,187 votes against, 6,725 votes abstaining and no broker non-votes, representing a vote of 98% of the votes present cast in favor of the proposal.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


              Exhibit 11 -- Computation of Earnings per Common Share


              Exhibit 27 -- Financial Data Schedule


         (b)  Reports on Form 8-K

              None.






            TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           FOR THE FISCAL QUARTER ENDED APRIL 30, 2000



  Consolidated Balance Sheets                                 F-1

  Consolidated Statements of Operations and Comprehensive
  Income                                                      F-3

  Consolidated Statements of Cash Flows                       F-4

  Notes to Consolidated Financial Statements                  F-6

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 1 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                  April 30,         October 31,
                                                   2 0 0 0            1 9 9 9
                                                   -------            -------
                                                 (Unaudited)
     ASSETS
     ------

Current assets:
  Cash and temporary investments                  $   177,595       $ 1,140,893
  Marketable securities                                    --           175,000
  Accounts receivable, net of allowance for
   doubtful accounts of $42,500 and $0,
   respectively                                     1,106,484         1,312,148
  Tuition receivable, net of allowance for
   doubtful accounts of $318,085 and $213,817,
   respectively                                     2,601,311         2,176,960
  Inventories                                         603,712           472,341
  Prepaid expenses and other current assets           385,647           202,114
                                                  -----------       -----------

     Total current assets                           4,874,749         5,479,456

Property, plant and equipment - net of
  accumulated depreciation of $1,515,705 and
  $1,387,170, respectively                          2,038,238         2,072,581

Other assets:
  Deferred acquisition costs                          158,990           157,493
  Non-current tuition receivable, net of
   allowance for doubtful accounts of
   $106,028 and $71,273, respectively                 305,928           309,274
  Notes receivable                                    159,327           159,327
  Test passage bank and test development, net of
   accumulated amortization of $2,020,555 and
   $1,838,694, respectively                         2,885,832         2,823,931
  Software development costs, net of accumulated
   amortization of $225,252 and $178,744,
   respectively                                       294,304           313,172
  Goodwill, net of accumulated amortization of
   $365,647 and $280,527, respectively              3,905,385         3,953,238
  Non-compete agreements, net of accumulated
   amortization of $208,143 and $172,124,
   respectively                                       291,857           327,876
  Loan origination costs                              161,916           200,263
  Deferred income taxes                               865,302           415,400
  Other assets                                        273,233           172,406
                                                  -----------       -----------

     Total assets                                 $16,215,061       $16,384,417
                                                  ===========       ===========

[FN]
See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                  April 30,         October 31,
                                                   2 0 0 0            1 9 9 9
                                                   -------            -------
                                                 (Unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Line of credit                                  $   925,000       $   400,000
  Current maturities of long-term debt                509,623           503,799
  Current maturities of capitalized lease
   obligations                                         14,929            14,002
  Accounts payable and accrued expenses             1,593,383         1,482,082
  Deferred revenue                                     33,750                --
                                                  -----------       -----------

     Total current liabilities                      3,076,685         2,399,883

Commitments and Contingencies

Long-term debt:
  Subordinated debt                                 3,530,141         4,000,000
  Long-term debt, net of current portion            3,031,131         3,103,470
  Long-term capitalized lease obligations,
   net of current portion                              23,439            31,204
                                                  -----------       -----------

     Total liabilities                              9,661,396         9,534,557
                                                  -----------       -----------

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   shares authorized, 0 shares issued and
    outstanding                                            --                --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,559,458 and 2,141,806 shares
   issued and outstanding, respectively                   256               214
  Additional paid-in capital                        5,522,296         5,052,479
  Deferred interest                                  (411,814)         (470,460)
  Unearned compensatory stock                         (15,286)          (19,965)
  Retained earnings                                 1,458,213         2,287,592
                                                  -----------       -----------

     Total stockholders' equity                     6,553,665         6,849,860
                                                  -----------       -----------

     Total liabilities & stockholders' equity     $16,215,061       $16,384,417
                                                  ===========       ===========



[FN]
See notes to consolidated financial statements.


                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                Six Months Ended           Three Months Ended
                                                    April 30,                    April 30,
                                                   (Unaudited)                  (Unaudited)
                                             2 0 0 0        1 9 9 9       2 0 0 0        1 9 9 9
                                             -------        -------       -------        -------

Assessment products revenues               $1,862,892     $2,077,865    $1,146,454     $1,034,230
Educational delivery revenues               2,385,244      2,548,535     1,798,137      1,437,944
Instructional revenues                        671,452        573,532       409,630        371,631
                                           ----------     ----------    ----------     ----------

Total net revenue                           4,919,588      5,199,932     3,354,221      2,843,805

Cost of goods sold                          2,107,269      1,971,978     1,240,528      1,005,402
                                           ----------     ----------    ----------     ----------

Gross profit                                2,812,319      3,227,954     2,113,693      1,838,403
                                           ----------     ----------    ----------     ----------

Operating expenses:
  Selling expenses                          1,127,335      1,105,715       574,569        560,356
  General and administrative
    expenses                                2,588,524      2,183,855     1,443,961      1,149,997
                                           ----------     ----------    ----------     ----------

Total operating expenses                    3,715,859      3,289,570     2,018,530      1,710,353
                                           ----------     ----------    ----------     ----------

(Loss) income from operations                (903,540)       (61,616)       95,163        128,050

Other income (expense):
  Interest expense                           (407,701)      (415,063)     (209,236)      (199,089)
  Loss on sale of assets                           --        (14,137)           --             --
  Other income                                     --         75,200            --         18,631
  Investment income                            32,960         75,897        14,575         35,087
                                           ----------     ----------    ----------     ----------

Loss before income taxes                   (1,278,281)      (339,719)      (99,498)       (17,321)

Income tax benefit                           (448,902)      (130,015)      (25,992)        (7,974)
                                           ----------     ----------    ----------     ----------

Net loss                                     (829,379)      (209,704)      (73,506)        (9,347)

Other comprehensive loss, net of tax:
  Unrealized holding loss on securities
   arising during the period                       --         (2,307)           --         (1,446)
                                           ----------     ----------    ----------     ----------

Total comprehensive loss                   $ (829,379)    $ (212,011)   $  (73,506)    $  (10,793)
                                           ==========     ==========    ==========     ==========

Weighted average shares outstanding
  Basic                                     2,314,866      2,141,801     2,493,759      2,141,801
  Diluted                                   2,314,866      2,141,801     2,493,759      2,141,801

Loss per share
  Basic                                    $     (.36)    $     (.10)   $     (.03)    $       --
  Diluted                                  $     (.36)    $     (.10)   $     (.03)    $       --

See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 1 of 2
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            April 30,
                                                           (Unaudited)

                                                    2 0 0 0           1 9 9 9
                                                    -------           -------

OPERATING ACTIVITIES
  Net loss                                        $ (829,379)      $  (209,704)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                   522,107           461,334
     Deferred interest                                58,646            58,324
     Deferred income taxes                          (449,902)          (88,401)
     Financial advisory services                       4,679            12,544
     Bad debt expense                                181,523           101,941
     Loss on sale of auto                                 --            14,137
  Changes in operating assets and liabilities:
     Accounts receivable                             163,164           349,797
     Inventories                                    (131,371)          (11,197)
     Other assets                                   (223,401)         (220,865)
     Tuition receivable                             (560,028)         (368,910)
     Deferred revenue                                 33,750          (512,808)
     Accounts payable                                111,301          (501,747)
                                                  ----------       -----------

NET CASH FLOWS USED BY OPERATING ACTIVITIES       (1,251,991)         (922,273)
                                                  ----------       -----------

INVESTING ACTIVITIES
   Acquisition of property, plant and equipment      (94,192)         (278,179)
   Test passage bank                                (243,762)         (241,449)
   Proceeds from sale of marketable securities       175,000                --
   Proceeds from sale of auto                             --            13,200
   Acquisition of subsidiary                              --        (1,930,305)
                                                  ----------       -----------

NET CASH FLOWS USED BY INVESTING ACTIVITIES         (162,954)       (2,436,733)
                                                  ----------       -----------

[FN]
See notes to consolidated financial statements.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 2 of 2
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six  Months Ended
                                                            April 30,
                                                           (Unaudited)
                                                    2 0 0 0           1 9 9 9
                                                    -------           -------

FINANCING ACTIVITIES
  Net borrowings on loan payable                  $       --       $    (2,108)
  Net borrowings on line of credit                   525,000          (150,000)
  Net repayment of long-term debt                    (73,353)         (352,920)
  Stock subscriptions received                            --            14,350
                                                  ----------       -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES             451,647          (490,678)
                                                  ----------       -----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS        (963,298)       (3,849,684)

Cash and temporary investments
  at beginning of period                           1,140,893         4,980,230
                                                  ----------       -----------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD   $  177,595       $ 1,130,546
                                                  ==========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                   $  407,701       $   416,445
                                                  ==========       ===========

  Income taxes paid                               $    1,000       $    31,379
                                                  ==========       ===========

Stock issued in repayment of subordinated note    $  469,859       $        --
                                                  ==========       ===========

SUMMARY OF ACQUIRED SUBSIDIARY:
  Assets acquired consisting primarily
   of goodwill                                    $       --       $ 6,916,234

  Liabilities assumed                             $       --       $ 3.562,828
                                                  ----------       -----------

  Net purchase price                              $       --       $ 3,353,406
                                                  ==========       ===========


[FN]
See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 2000 and October 31, 1999 and the consolidated results of operations and comprehensive income for the six and three months ended April 30, 2000 and 1999 and consolidated cash flows for the six months ended
April 30, 2000 and 1999.

The consolidated results of operations for the six and three months ended April 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended
October 31, 1999.

NOTE 2 - TERMINATED ACQUISITION - DuBOIS BUSINESS COLLEGE
----------------------------------------------------------

Effective March 29, 2000, the Company has terminated its letter of intent to acquire all of the outstanding common stock of the DuBois Business College and substantially all of the assets and certain liabilities of Kenawell Technologies, LLC.

NOTE 3 - EMPLOYMENT AGREEMENT - CHIEF FINANCIAL OFFICER
-------------------------------------------------------

On February 7, 2000, the Company entered into a new employment agreement with its Chief Financial Officer. The new agreement is for a three-year term and provides for automatic extensions each year thereafter unless the Company provides written notification at least 180 days prior to the anniversary date, that the agreement will not be extended.

The agreement provides for a base annual salary of $110,000, which may be adjusted annually at the discretion of the Company's Board of Directors, and also provides for eligibility in the Company's benefits plans and key man life insurance. Among other provisions, the agreement includes a non-compete clause for a one-year period following termination of employment.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - WARRANT REPRICING AND EXERCISE
---------------------------------------

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

NOTE 5 - ISSUANCE OF STOCK OPTIONS
----------------------------------

In February 2000, the Company issued options to employees to purchase an aggregate 73,275 shares of its common stock pursuant to the Company's Amended and Restated 1991 Stock Option Incentive Plan at an exercise price of $1.688 per share, representing market value at the date of grant.

In April 2000, the Company granted options to directors, pursuant to the Company's Directors Option Plan, to purchase an aggregate of 7,500 shares each at an exercise price of $3.188 per share, representing the market value at the date of grant.

NOTE 6 - LINE OF CREDIT
-----------------------

In March 2000, the Company obtained an additional line of credit totaling $750,000 from a bank. Borrowings under the line of credit accrue interest at the bank's prime rate plus one percent and the line expires on April 1, 2001. The line is collateralized by the Company's accounts receivable (excluding those receivables associated with the Company's wholly-owned subsidiary TASA Educational Services Corp. and its related subsidiaries) and inventory and includes provisions for compliance with certain financial covenants. Borrowings under this new line aggregated $525,000 as of April 30, 2000.

NOTE 7 - REVERSE STOCK SPLIT
----------------------------

On March 4, 1999, the Company effected a one-for-four reverse stock split. The effect of the split is being presented retroactively for all periods presented.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -  SEGMENT INFORMATION
-----------------------------

                                         Assessment     Delivery    Instructional      Total
                                         ----------     --------    -------------      -----

Six Months Ended April 30, 2000:
  Revenues                              $1,862,892     $2,385,244    $  671,452     $ 4,919,588
  Loss before income taxes                (888,971)      (190,180)     (199,130)     (1,278,281)
  Total segment assets                   7,080,258      6,759,758     2,375,045      16,215,061

Six Months Ended April 30, 1999:
  Revenues                              $2,077,865     $2,548,535    $  573,532     $ 5,199,932
  Loss before income tax                  (487,261)       367,558      (220,016)       (339,719)
  Total segment assets                   6,932,533      6,886,144     2,174,523      15,993,200


Included in the assessment segment reporting are corporate overhead expenses of approximately $362,000 and $346,000 for the six months ended April 30, 2000 and 1999, respectively.

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the six month periods ended April 30, 2000 and 1999, is not considered material to the financial statements.

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


                      TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                      By: /s/ ANDREW L. SIMON

                            Andrew L. Simon
                            President and Chief Executive Officer


                      By: /s/ DENISE M. STEFANO

                            Denise M. Stefano
                            Chief Financial Officer

Date:  June 14, 2000