Form 10QSB/A
period 2000-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2000-06-29
CIK 726603

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



                              FORM 10-QSB/A-1

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

  Consolidated Statements of Operations and Comprehensive
  Income                                                      F-3

  Consolidated Statements of Cash Flows                       F-4

  Notes to Consolidated Financial Statements                  F-6

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 1 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                  April 30,         October 31,
                                                   2 0 0 0            1 9 9 9
                                                   -------            -------
                                                 (Unaudited)
     ASSETS
     ------

Current assets:
  Cash and temporary investments                  $   177,595       $ 1,140,893
  Marketable securities                                    --           175,000
  Accounts receivable, net of allowance for
   doubtful accounts of $42,500 and $0,
   respectively                                     1,106,484         1,312,148
  Tuition receivable, net of allowance for
   doubtful accounts of $318,085 and $213,817,
   respectively                                     2,601,311         2,176,960
  Inventories                                         603,712           472,341
  Prepaid expenses and other current assets           385,647           202,114
                                                  -----------       -----------

     Total current assets                           4,874,749         5,479,456

Property, plant and equipment - net of
  accumulated depreciation of $1,515,705 and
  $1,387,170, respectively                          2,038,238         2,072,581

Other assets:
  Non-current tuition receivable, net of
   allowance for doubtful accounts of
   $106,028 and $71,273, respectively                 305,928           309,274
  Test passage bank and test development, net of
   accumulated amortization of $2,020,555 and
   $1,838,694, respectively                         2,885,832         2,823,931
  Goodwill, net of accumulated amortization of
   $365,647 and $280,527, respectively              3,905,385         3,953,238
  Deferred income taxes                               865,302           415,400
  Other assets                                      1,339,627         1,330,537
                                                  -----------       -----------

     Total assets                                 $16,215,061       $16,384,417
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

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                  April 30,         October 31,
                                                   2 0 0 0            1 9 9 9
                                                   -------            -------
                                                 (Unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Lines of credit                                 $   925,000       $   400,000
  Current maturities of long-term debt                509,623           503,799
  Current maturities of capitalized lease
   obligations                                         14,929            14,002
  Accounts payable and accrued expenses             1,593,383         1,482,082
  Deferred revenue                                     33,750                --
                                                  -----------       -----------

     Total current liabilities                      3,076,685         2,399,883

Long-term debt:
  Subordinated debt                                 3,530,141         4,000,000
  Long-term debt, net of current portion            3,031,131         3,103,470
  Long-term capitalized lease obligations,
   net of current portion                              23,439            31,204
                                                  -----------       -----------

     Total liabilities                              9,661,396         9,534,557
                                                  -----------       -----------
Commitments and Contingencies

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

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 1 of 2
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            April 30,
                                                           (Unaudited)

                                                    2 0 0 0           1 9 9 9
                                                    -------           -------

OPERATING ACTIVITIES
  Net loss                                        $ (829,379)      $  (209,704)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                   522,107           461,334
     Deferred interest                                58,646            58,324
     Deferred income taxes                          (449,902)          (88,401)
     Financial advisory services                       4,679            12,544
     Bad debt expense                                181,523           101,941
     Loss on sale of auto                                 --            14,137
  Changes in operating assets and liabilities:
     Accounts receivable                             163,164           349,797
     Inventories                                    (131,371)          (11,197)
     Other assets                                   (356,481)         (227,583)
     Tuition receivable                             (560,028)         (368,910)
     Deferred revenue                                 33,750          (512,808)
     Accounts payable                                111,301          (501,747)
                                                  ----------       -----------

NET CASH FLOWS USED BY OPERATING ACTIVITIES       (1,251,991)         (922,273)
                                                  ----------       -----------

INVESTING ACTIVITIES
   Acquisition of property, plant and equipment      (94,192)         (278,179)
   Test passage bank and test development           (243,762)         (241,449)
   Proceeds from sale of marketable securities       175,000                --
   Proceeds from sale of auto                             --            13,200
   Acquisition of subsidiary                              --        (1,930,305)
                                                  ----------       -----------

NET CASH FLOWS USED BY INVESTING ACTIVITIES         (162,954)       (2,436,733)
                                                  ----------       -----------

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

NOTE 5 - ISSUANCE OF STOCK OPTIONS
----------------------------------

In February 2000, the Company issued options to employees to purchase an aggregate 73,275 shares of its common stock pursuant to the Company's Amended and Restated 1991 Stock Option Incentive Plan at an exercise price of $1.688 per share, representing the market value at the date of grant.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -  SEGMENT INFORMATION
-----------------------------

                                              Assessment     Delivery    Instructional      Total
                                              ----------     --------    -------------      -----

Six Months Ended April 30, 2000 (Unaudited):
  Revenues                                   $1,862,892     $2,385,244    $  671,452     $ 4,919,588
  Loss before income taxes                     (888,971)      (190,180)     (199,130)     (1,278,281)
  Total segment assets                        7,080,258      6,759,758     2,375,045      16,215,061

Six Months Ended April 30, 1999 (Unaudited):
  Revenues                                   $2,077,865     $2,548,535    $  573,532     $ 5,199,932
  Loss before income taxes                     (487,261)       367,558      (220,016)       (339,719)
  Total segment assets                        6,932,533      6,886,144     2,174,523      15,993,200


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

Date:  June 29, 2000