Form 10QSB
period 2000-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2000-09-19
CIK 726603

SEC 2344     POTENTIAL PERSONS WHO ARE TO RESPOND TO THE
(5-99)       COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE
             NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A
             CURRENTLY VALID OMB CONTROL NUMBER.



                            UNITED STATES                OMB APPROVAL
                  SECURITIES AND EXCHANGE COMMISSION     OMB Number 3235-0416
                       Washington, D.C. 20549
                                                         Expires: April 30, 2003

                                                         Estimated average
                                                         burden hours per
                                                         response: 9708.0



                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2000

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

                              (845) 277-8100
------------------------------------------------------------------------------
                      (Issuer's telephone number)


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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of September 14, 2000: 2,633,524 shares of Common Stock, par value
------------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The financial statements for the Company's fiscal quarter ended July 31, 2000 are attached to this Report, commencing at page F-1.

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

         Prior to 1997, the Company's revenues were derived from the publishing and distribution of its proprietary line of reading test. In the fiscal year ending October 31, 1997 ("Fiscal 1997"), the Company acquired Beck Evaluation and Testing Associates, Inc. ("BETA"), which operates as the Company's custom test design division. In the same fiscal year, the Company organized Modern Learning Press, Inc. ("MLP"), which purchased substantially all of the assets of Programs for Education, Inc., and marked the Company's entrance into the
instructional marketplace.   MLP designs, publishes and
distributes four affordable "consumable' student workbook series that target grades K-4, and creates and publishes books and pamphlets for elementary school teachers and parents. Also in Fiscal 1997, the Company purchased the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive language assessment and evaluation program for English as a second language. In its fiscal year ended October 31, 1998 ("Fiscal 1998"), the Company organized a subsidiary, TASA Educational Services Corp. ("TESC"), to operate and acquire post-secondary schools. TESC completed its first acquisition in the educational delivery field in November 1998 through its acquisition in November 1998 of the 750-student Mildred Elley Schools.

         Accordingly, in an effort to report revenues in a more meaningful manner, the Company has segregated revenues into three discrete segments: (1) assessment revenues, (2) instructional revenues and (3) educational delivery revenues. All prior periods have been recharacterized into these three segments for comparative purposes.



RESULTS OF OPERATIONS

         The following table compares the revenues for each of the assessment division, the instructional division and the educational delivery division for the nine-month period ended July 31, 2000 versus the nine-month period ended July 31, 1999, and for the third quarter ended July 31, 2000 versus the third quarter ended July 31, 1999.


          RESULTS OF OPERATIONS FOR THE THIRD FISCAL QUARTER
           AND FOR THE NINE-MONTH PERIOD ENDED JULY 31, 2000



                                       Nine Months                     Three Months
                                      Ended July 31,                  Ended July 31,
                                      --------------                  --------------

                                                       %                               %
                                                       -                               -
                                 2000       1999     Change      2000       1999     Change
                                 ----       ----     ------      ----       ----     ------
                                  (in thousands                   (in thousands
                                   of dollars)                     of dollars)





Assessment Products Revenues   $3,293.7   $3,370.6   -2.3     $1,430.9    $1,292.8    +10.7

Instructional Revenues          1,707.1    1,711.0    0.0      1,035.6     1,137.5     -9.0

Educational Delivery Revenues   3,544.3    3,477.8   +1.9      1,159.0       929.3    +24.7

                              -------------------------------------------------------------

     Total Revenues            $8,545.1   $8,559.4    0.0     $3,625.5    $3,359.6     +7.9



         The following are selected ratios as a percentage of revenues on the Company's financial statements:



                                    Nine Months        Three Months
                                   Ended July 31,     Ended July 31,
                                   --------------     --------------


                                  2000      1999       2000     1999
                                  ----      ----       ----     ----

                                 (in percentages)     (in percentages)


Revenues                          100%      100%       100%     100%
                                  ----      ----       ----     ----

  Gross Profit Margin              60        62         65       62


  Operating Expense:

     Selling Expense               23        21         23       20


     General & Administrative      45        39         35       34



  Income (Loss) from Operations    (8)        3          7        9


     Other (Expense)               (7)       (5)        (5)      (5)


  Pre-Tax Income (Loss)           (14)       (2)         2        5



  Net Income (Loss)                (9)       (1)         1        3



FOR THE THREE MONTHS ENDED JULY 31, 2000 VERSUS JULY 31, 1999

          REVENUES. For the three-month period ended July 31,
          --------
2000 (the "Current Quarter"), revenues were $3,625,527, representing an 8% increase, or $265,974, over $3,359,553 for the three-month period ended July 31, 1999 (the "Comparable
Quarter").

          Revenues for assessment products and services increased 11%, or $138,077, to $1,430,855 in the Current Quarter from $1,292,778 in the Comparable Quarter. Of this increase, the Company's proprietary test division's revenues remained fairly constant while the custom test division, BETA, increased its revenues by 22% in the same period. During the Current Quarter, the Company secured a five-year $1.2 million contract for the continuance of the New York State Regents Competency Test.

          Instructional revenues decreased 9% in the Current Quarter from the Comparable Quarter (or $1,035,659 in the Current Quarter versus $1,137,462 in the Comparable Quarter). This decrease can be attributed to the timing of booking and shipping orders for instructional products during the Current Quarter. As a result, approximately $300,000 of revenue associated with these orders will be recognized upon shipping the related instructional products in the Company's fourth quarter.

          The educational delivery division revenues increased 25% in the Current Quarter versus the Comparable Quarter, (or $1,159,013 in the Current Quarter versus $929,313 in the Comparable Quarter). This increase can be primarily attributable to greater student census during the quarter.

          COST OF GOODS SOLD.  Cost of goods sold in the Current
          ------------------
Quarter increased minimally (by 2%), or $21,465, from $1,260,704 in the Comparable Quarter to $1,282,169 in the Current Quarter. Cost of goods sold as a percentage of revenues decreased from 38% to 35% due to a change in product mix. During the Current Quarter, a greater percentage of the Company's revenues was generated through the educational delivery division, typically associated with lower direct costs.

          GROSS PROFIT.  In the Current Quarter, gross profit
          ------------
increased by 12%, or $244,509, from $2,098,849 in the Comparable Quarter to $2,343,358 in the Current Quarter. The increase in gross profit is attributable to an increase in revenues during the Quarter. The gross profit margin percentage increased in the Current Quarter to approximately 65% from 62% in the Comparable Quarter as a result of a greater percentage of the Company's revenues generated through the educational delivery division, typically associated with lower direct costs.

          SELLING EXPENSES.  Selling expenses for the Current
          ----------------
Quarter increased $169,903, or from $658,555 in the Comparable Quarter to $828,458 in the Current Quarter. Selling expenses as a percentage of revenue were 23% in the Current Quarter versus 20% for the Comparable Quarter. This percentage increase can be primarily attributed to the increased percentage of educational delivery revenues generated during the Current Quarter which are typically associated with higher selling expenses and overall increased organizational marketing efforts.

          GENERAL AND ADMINISTRATIVE EXPENSES.  The Company's
          -----------------------------------
general and administrative expenses increased 11%, or $128,865, from $1,132,421 in the Comparable Quarter to $1,261,286 in the Current Quarter. General and administrative expenses were 35% of revenues in the Current Quarter versus 34% in the Comparable Quarter. This dollar and percentage increase was primarily attributable to management's decision to continue to build the Company's infrastructure at both the corporate and operating divisional levels and to establish adequate reserves.

          INCOME (LOSS) FROM OPERATIONS.  Income from operations
          -----------------------------
for the Current Quarter was $253,614 versus $307,873 in the Comparable Quarter. The $54,259 decline was primarily due to the increase in general and administrative expenses.

          EBITDA.  Earnings before interest, taxes, depreciation,
          ------
and amortization decreased $12,963 to $529,538 in the Current Quarter from $542,501 in the Comparable Quarter. As a percentage of sales, EBITDA decreased marginally to 15% in the Current Quarter versus 16% in the Comparable Quarter. The overall decrease in EBITDA dollars can be attributable to the increase in general and administrative expenses.

          OTHER INCOME (EXPENSE).  Net other expense increased to
          ----------------------
($181,749) in the Current Quarter from ($156,490) in the Comparable Quarter. This increase was primarily attributable to a decline in income earned on temporary investments and marketable securities as well as a decline in other income.

          INCOME (LOSS) BEFORE INCOME TAXES.  The Company
          ---------------------------------
generated income (loss) before income taxes of $71,865 in the Current Quarter versus $151,383 in the Comparable Quarter. The
$79,518 decline in income (loss) before income taxes is primarily attributable to the increase in general and administrative expenses.

          NET INCOME (LOSS) AND BASIC INCOME (LOSS) PER SHARE.  Net
          ---------------------------------------------
income (loss) after taxes was $45,262 for the Current Quarter versus $100,731 for the Comparable Quarter. Basic income (loss) per share was ($.02) for the Current Quarter based on weighted average shares outstanding of 2,559,458, while the Comparable Quarter basic income (loss) per share was ($.05) based upon 2,141,801 weighted average shares outstanding.

FOR THE NINE MONTHS ENDED JULY 31, 2000 VERSUS JULY 31, 1999

          REVENUES.  For the nine-month period ended July 31,
          --------
2000 (the "Current Period") revenues were $8,545,115, representing a nominal decrease, or $14,370 versus $8,559,485 for the nine-month period ended July 31, 1999 (the "Comparable
Period"). The overall decrease was due primarily to a decline in our proprietary testing division revenues.

          Revenues for assessment products and services decreased 2%, or $76,896, from $3,370,643 in the Comparable Period to $3,293,747 during the Current Period. Revenues from the Company's proprietary test division, featuring DRP products, fell 19% due to the expected elimination of the New York State Grades 3 and 6 PEP tests as well as a change in timing for the delivery of the New York State Regents Competency Tests. Further, a delay in the introduction of a new series of DRP test forms impacted revenues for the Current Period. This decrease was offset by growth in the Company's custom test design division, BETA, which posted a revenue increase of 33%.

          Instructional revenues remained fairly consistent, decreasing minimally from $1,710,994 in the Comparable Period to $1,707,111 in the Current Period. During the Current Period, the Company received approximately $300,000 in orders which were not shipped until the early part of August. As a result, approximately $300,000 of revenue associated with these orders will be recognized upon shipping the related instruction products in the Company's fourth fiscal quarter.

          Revenues from the Company's educational delivery division increased 2% or $66,409, to $3,544,257 from $3,477,848 in the Comparable Period. This increase can be primarily attributed to greater student census during the Current Period.

          COST OF GOODS SOLD.  Cost of goods sold in the Current
          ------------------
Period increased by 5%, or $156,756, from $3,232,682 in the Comparable Period to $3,389,438 in the Current Period. Cost of goods sold as a percentage of revenues increased to 40% in the Current Period from 38% in the Comparable Period. This increase was primarily the result of the increased costs required to deliver assessment products and services, more specifically, the Company's custom test design division's services which are associated with higher direct costs.

          GROSS PROFIT.  For the Current Period, gross profit
          ------------
decreased by 3%, or $171,126, from $5,326,803 in the Comparable Period, to $5,155,677. The gross profit margin decreased in the Current Period to 60% versus 62% in the Comparable Period. These decreases are primarily attributable to an increase in direct costs associated with revenue gains in the Company's custom test design division.

          SELLING EXPENSE.  Selling expenses for the Current
          ---------------
Period increased by 11%, or $191,523, from $1,764,270 in the Comparable Period to $1,955,793 in the Current Period. As a percentage of revenues, selling expenses were 23% for the Current Period versus 21% for the Comparable Period. These increases can be primarily attributed to overall increased organizational marketing efforts.

          GENERAL AND ADMINISTRATIVE EXPENSES.  The Company's
          -----------------------------------
general and administrative expenses increased 16%, or $533,534, from $3,316,276 in the Comparable Period to $3,849,810 in the Current Period. General and administrative expenses as a percentage of revenues are now 45% in the Current Period versus 39% in the Comparable Period. These dollar and percentage increases are primarily due to management's decision to continue to build the infrastructure of the organization coupled with the further establishment of adequate reserves and the write-off of due diligence expenses associated with failed acquisitions.

          INCOME (LOSS) FROM OPERATIONS.  Income (loss) from
          -----------------------------
operations for the Current Period was ($649,926) versus income
(loss) from operations of $246,257 in the Comparable Period. This loss was principally due to the increase in selling and general and administrative expenses.

          EBITDA.  Earnings (loss) before interest, taxes,
          ------
depreciation, and amortization decreased $794,114 to $148,105 in the Current Period from $942,219 in the Comparable Period. As a percentage of sales, EBITDA decreased to 2% in the Current Period versus 11% in the Comparable Period. This percentage decrease is essentially attributable to the increase in general and administrative expenses coupled with a lower gross profit margin resulting from an increase in revenues from the Company's custom test design division.

          OTHER INCOME (EXPENSE).  Net other income (expense)
          ----------------------
increased to ($556,490) in the Current Period versus ($434,593) in the Comparable Period. The increase is primarily attributable to a decline in income earned on temporary investments and marketable securities as well as a decline in other income.

          INCOME (LOSS) BEFORE INCOME TAXES.  The Company had a
          ---------------------------------
loss before taxes of ($1,206,416) for the Current Period versus a loss before taxes of ($188,336) in the Comparable Period which was primarily due to increased overhead and costs of goods sold.

          NET INCOME (LOSS) AND BASIC INCOME (LOSS) PER SHARE.  Net
          ---------------------------------------------
loss after taxes was ($784,117) for the Current Period versus a loss of ($108,973) for the Comparable Period. For the Current
Period basic income (loss) per share was ($.33) based on weighted average shares outstanding of 2,397,292. The Comparable Period basic loss per share was ($.05) based upon 2,141,801 weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL.  Working capital at the end of the
          ---------------
Current Period was $1,797,546, down from $3,079,573 at the beginning of the current fiscal year. The $1,282,027 decline is primarily due an increase in borrowings on the Company's bank lines of credit and a significantly lower EBITDA. These two factors reduced cash and temporary investments during the Current Period. The ratio of current assets to current liabilities was
1.4 to 1.0 at the end of the Current Period. Approximately 2% of the Company's current assets at the end of the Current Period consisted of cash and short-term investments, while accounts and tuition receivables, inventories and prepaid expenses comprised the balance.

          CASH FLOW FROM OPERATING ACTIVITIES.  For the Current
          -----------------------------------
Period, the Company had a negative cash flow from operations of ($1,029,098) versus a negative cash flow from operations of ($894,074) in the Comparable Period. The primary factor contributing to this negative flow was the net loss of ($784,117) incurred during the Current Period.

          CASH FLOW FROM INVESTING ACTIVITIES.  For the Current
          -----------------------------------
Period, the Company had a net cash outflow from investing activities of ($459,427) versus a net cash outflow of ($2,335,120) in the Comparable Period. The net cash outflow is primarily the result of investments made in test development ($522,292) during the Current Period while for the Comparable Period the outflow was related to the acquisition of a subsidiary.

          CASH FLOW FROM FINANCING ACTIVITIES.  For the Current
          -----------------------------------
Period, the Company had a net cash inflow from financing activities of $467,462 versus a net cash outflow of ($787,448) in the Comparable Period. This inflow was essentially attributable to additional borrowings made on the Company's bank lines of credit of approximately $578,000 during the Current Period.




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


ITEM 2.	CHANGES IN SECURITIES

        None.


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

        On August 31, 2000, the Company received a letter from the former owner of Mildred Elley School, Inc., alleging certain defaults in the payment of amounts due under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of MESI Acquisition Corp. (TASA's wholly-owned subsidiary) ("MESI"). Such demand letter also alleges additional defaults by MESI in the employment agreement between MESI and Faith Takes, the former owner of the Mildred Elley School who is currently MESI's president and chief executive officer. The amounts demanded by Ms. Takes aggregate $985,270 plus interest, attorneys' fees and late fees. The Company believes that it has meritorious defenses and counterclaims to such allegations and is pursuing resolution of these issues.

        The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% Subordinated Debentures, in the outstanding principal amount of $3,530,141 (as of July 31, 2000) currently held by Cahill Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. The Company has not received a notice of default from the holders of such Debentures.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5.	OTHER INFORMATION

        None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


              Exhibit 11 -- Computation of Earnings per Common Share


              Exhibit 27 -- Financial Data Schedule


         (b)  Reports on Form 8-K

              None.





              TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

	Index to Consolidated Financial Statements (Unaudited) for the Fiscal Quarter Ended July 31, 2000



  Consolidated Balance Sheets                                 F-1

  Consolidated Statements of Operations and Comprehensive
  Income                                                      F-3

  Consolidated Statements of Cash Flows                       F-4

  Notes to Consolidated Financial Statements                  F-6

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                  Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS

                                                     July 31,       October 31,
                                                     2 0 0 0          1 9 9 9
                                                     -------          -------
                                                   (Unaudited)
          ASSETS
          ------

Current assets:
  Cash and temporary investments                  $   119,830       $ 1,140,893
  Marketable securities                                    --           175,000
  Accounts receivable, net of allowance for
     doubtful accounts of $67,500 and $0,
     respectively                                   1,843,562         1,312,148
  Tuition receivable, net of allowance for
     doubtful accounts of $364,544 and
     $213,817, respectively                         2,953,200         2,176,960
  Inventories                                         801,851           472,341
  Prepaid expenses and other current assets           260,889           202,114
                                                  -----------       -----------

     Total current assets                           5,979,332         5,479,456

Property, plant and equipment - net of
     accumulated depreciation of $1,577,592 and
     $1,387,170, respectively                       1,994,294         2,072,581

Other assets:
  Non-current tuition receivable, net of
     allowance for doubtful accounts of
     $121,514 and $71,273, respectively               343,109           309,274
  Test passage bank and test development, net of
     accumulated amortization of $2,113,282 and
     $1,838,694, respectively                       2,886,857         2,823,931
  Goodwill, net of accumulated amortization of
     $408,864 and $280,527, respectively            3,862,168         3,953,238
  Deferred income taxes                               880,127           415,400
  Other assets                                      1,264,788         1,330,537
                                                  -----------       -----------

     Total assets                                 $17,210,675       $16,384,417
                                                  ===========       ===========




[FN]
See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                  Page 2 of 2
                        CONSOLIDATED BALANCE SHEETS

                                                     July 31,       October 31,
                                                     2 0 0 0          1 9 9 9
                                                     -------          -------
                                                   (Unaudited)

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------


Current liabilities:
  Lines of credit                                 $   977,748       $   400,000
  Current maturities of long-term debt                658,737           503,799
  Current maturities of capitalized lease
    obligations                                        15,619            14,002
  Accounts payable and accrued expenses             2,134,169         1,482,082
  Deferred revenue                                    395,513                --
                                                  -----------       -----------

     Total current liabilities                      4,181,786         2,399,883

Long-term debt:
  Subordinated debt                                 3,530,141         4,000,000
  Long-term debt, net of current portion            2,852,217         3,103,470
  Long-term capitalized lease obligations,
    net of current portion                             15,619            31,204
                                                  -----------       -----------

     Total liabilities                             10,579,763         9,534,557
                                                  -----------       -----------

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
    shares authorized, 0 shares issued and
    outstanding                                            --                --
  Common stock, $.0001 par value, 20,000,000
    shares authorized, 2,559,458 and 2,141,806
    shares issued and outstanding, respectively           256               214
  Additional paid-in capital                        5,522,296         5,052,479
  Deferred interest                                  (382,168)         (470,460)
  Unearned compensatory stock                         (12,947)          (19,965)
  Retained earnings                                 1,503,475         2,287,592
                                                  -----------       -----------

     Total stockholders' equity                     6,630,912         6,849,860
                                                  -----------       -----------

     Total liabilities & stockholders' equity     $17,210,675       $16,384,417
                                                  ===========       ===========




[FN]
See notes to consolidated financial statements.



                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                Nine Months Ended          Three Months Ended
                                                    July 31,                     July 31,
                                                  (Unaudited)                  (Unaudited)
                                             2 0 0 0        1 9 9 9       2 0 0 0        1 9 9 9
                                             -------        -------       -------        -------

Assessment revenues                        $3,293,747     $3,370,643    $1,430,855     $1,292,778
Educational delivery revenues               3,544,257      3,477,848     1,159,013        929,313
Instructional revenues                      1,707,111      1,710,994     1,035,659      1,137,462
                                           ----------     ----------    ----------     ----------

Total net revenue                           8,545,115      8,559,485     3,625,527      3,359,553


Cost of goods sold                          3,389,438      3,232,682     1,282,169      1,260,704
                                           ----------     ----------    ----------     ----------

Gross profit                                5,155,677      5,326,803     2,343,358      2,098,849
                                           ----------     ----------    ----------     ----------


Operating expenses:
  Selling expenses                          1,955,793      1,764,270       828,458        658,555

  General and administrative expenses       3,849,810      3,316,276     1,261,286      1,132,421
                                           ----------     ----------    ----------     ----------

Total operating expenses                    5,805,603      5,080,546     2,089,744      1,790,976
                                           ----------     ----------    ----------     ----------

Income (loss) from operations                (649,926)       246,257       253,614        307,873

Other income (expense):
  Interest expense                           (605,036)      (615,181)     (197,335)      (200,118)
  Investment income                            48,546        106,672        15,586         30,775
  Other income                                     --         88,053            --         12,853
  Loss on sale of assets                           --        (14,137)           --             --
                                           ----------     ----------    ----------     ----------

Income (loss) before income taxes          (1,206,416)      (188,336)       71,865        151,383

Income taxes (benefit)                       (422,299)       (79,363)       26,603         50,652
                                           ----------     ----------    ----------     ----------

Net income (loss)                            (784,117)      (108,973)       45,262        100,731

Other comprehensive loss, net of tax:
  Unrealized holding loss on securities
    arising during the period                      --         (3,721)           --         (1,414)
                                           ----------     ----------    ----------     ----------

Total comprehensive income (loss)          $ (784,117)    $ (112,694)   $   45,262     $   99,317
                                           ==========     ==========    ==========     ==========

Weighted average shares outstanding
  Basic                                     2,397,292      2,141,801     2,559,458      2,141,801

  Diluted                                   2,397,292      2,141,801     2,650,716      2,402,730


Earnings Earnings (loss) per share
  Basic                                    $     (.33)    $     (.05)   $      .02     $      .05
  Diluted                                  $     (.33)    $     (.05)   $      .02     $      .04


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  Page 1 of 2

                                                          Nine Months Ended
                                                              July 31,
                                                            (Unaudited)
                                                      2 0 0 0          1 9 9 9
                                                      -------          -------
OPERATING ACTIVITIES
  Net loss                                         $  (784,117)     $ (108,973)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
    Depreciation and amortization                      798,031         695,962
    Deferred income taxes                             (464,727)        (49,155)
    Deferred interest                                   88,292          88,292
    Financial advisory services                          7,018          14,883
    Bad debt expense                                   268,468         139,467
    Loss on sale of assets                                  --          14,137
  Changes in operating assets and liabilities:
    Accounts receivable                               (598,914)       (395,642)
    Inventories                                       (329,510)         39,794
    Other assets                                       (50,199)       (115,910)
    Tuition receivable                              (1,011,043)       (725,514)
    Deferred revenue                                   395,513          46,731
    Accounts payable and accrued expenses              652,090        (538,146)
                                                   -----------      ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES            (1,029,098)       (894,074)
                                                   -----------      ----------


INVESTING ACTIVITIES
  Acquisition of property, plant and equipment        (112,135)       (303,380)
  Test passage bank and test development              (404,419)       (333,340)
  Prepublication costs                                (117,873)             --
  Proceeds from the sale of marketable securities      175,000         270,000
  Proceeds from the sale of assets                          --          13,200
  Acquisition of subsidiaries                               --      (1,964,792)
  Acquisition of test                                       --         (16,808)
                                                   -----------      ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES              (459,427)     (2,335,120)
                                                   -----------      ----------

FINANCING ACTIVITIES
  Net repayment of long-term debt                     (110,286)       (428,891)
  Net borrowings on lines of credit                    577,748              --
  Net repayment of loan payable                             --        (337,642)
  Payment of mortgage costs                                 --         (35,265)
  Stock subscriptions received                              --          14,350
                                                   -----------      ----------


NET CASH FLOWS FROM FINANCING ACTIVITIES               467,462        (787,448)
                                                   -----------      ----------

[FN]
See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  Page 2 of 2

                                                         Nine Months Ended
                                                              July 31,
                                                            (Unaudited)
                                                      2 0 0 0          1 9 9 9
                                                      -------          -------

NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                      $(1,021,063)    $(4,016,642)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                             1,140,893       4,980,230
                                                   -----------      ----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                 $   119,830     $   963,588
                                                   ===========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $   615,662     $   537,538
                                                   ===========     ===========

  Income taxes paid                                $    79,998     $    32,351
                                                   ===========     ===========

  Stock issued in repayment of subordinated note   $   469,859     $        --
                                                   ===========     ===========

SUMMARY OF ACQUIRED SUBSIDIARY:
  Assets acquired consisting primarily
   of Goodwill                                     $        --     $ 6,950,721
  Liabilities assumed                                       --       3,562,828
                                                   -----------     -----------

NET PURCHASE PRICE                                 $        --     $ 3,387,893
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 2000 and October 31, 1999 and the consolidated results of operations and comprehensive income for the nine and three months ended July 31, 2000 and 1999 and consolidated cash flows for the nine months ended July 31, 2000 and 1999.

The consolidated results of operations for the nine and three months ended July 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Except as follows, the accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

Name Change for Subsidiary
--------------------------

In June 2000, MESI Acquisition Corp., a wholly owned subsidiary of the Company, changed its name to Mildred Elley School, Inc.
("Elley").

NOTE 2 - REVERSE STOCK SPLIT
----------------------------

On March 4, 1999, the Company effected a one-for-four reverse stock split. The effect of the split is being presented retroactively for all periods presented.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

In July 2000, two officers of the Company advanced an aggregate of $80,000 to the Company. The loans bear interest at the prime rate and are payable on demand.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -  SEGMENT INFORMATION
-----------------------------


                                         Assessment     Delivery    Instructional      Total
                                         ----------     --------    -------------      -----


Nine Months Ended July 31, 2000:
  Revenues                              $3,293,747     $3,544,257    $1,707,111     $ 8,545,115
  Loss before income taxes                (696,740)      (395,836)     (113,840)     (1,206,416)
  Total segment assets                   7,383,282      6,949,287     2,758,276      17,090,845

Nine Months Ended July 31, 1999:
  Revenues                              $3,370,643     $3,477,848    $1,710,994     $ 8,559,485
  (Loss) income  before income tax        (663,292)       360,090       114,866        (188,336)
  Total segment assets                   7,158,858      6,831,448     2,669,656      16,659,962


Included in the assessment segment reporting are corporate overhead expenses of approximately $324,000 and $600,000 for the nine months ended July 31, 2000 and 1999, respectively.

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the nine month periods ended July 31, 2000 and 1999, is not considered material to the financial statements.

NOTE 5 - SUBSEQUENT EVENTS
------------------------

State Education Department Audit
--------------------------------

Elley is currently undergoing an audit conducted by the New York
State Education Department ("SED") relating to its involvement in the New York State Tuition Assistance Program ("TAP"). In August 2000, Elley was notified that the SED had reached a preliminary determination of a maximum liability totaling approximately $350,000 based on its initial findings. The Company has the right to respond to this determination before it is finalized. In addition, the Company believes it has the right of indemnification, for a portion of this proposed liability, against the initial purchase price of the assets of the former Mildred Elley School, Inc. ("Former Elley"), now dissolved, as set forth in the terms of the Asset Purchase Agreement entered into between the Company, Elley, and Former Elley.

Default on Notes Payable
------------------------

In August 2000, the Company received a letter from Faith Takes, a former shareholder of Former Elley and, currently, the President and Chief Executive Officer of Elley, alleging certain defaults in the payment of amounts due under the Asset Purchase Agreement between the Company, Elley, and Former Elley and the accompanying promissory notes of Elley. Such demand letter also alleges additional defaults by Elley in the employment agreement between Elley and Faith Takes. The amounts demanded by Ms. Takes aggregate approximately $985,000 plus interest, attorneys' fees and late fees. The Company believes that it has defenses and counterclaims to such allegations and is currently pursuing resolution of these issues.

The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% Subordinated Debentures, in the outstanding principal amount of $3,530,141 (as of July 31, 2000) currently held by Cahill Warnock Strategic Partners Fund, L.P.
and Strategic Associates, L.P. The Company has not received a notice of default from the holders of such Debentures.

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


                      TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                      By: /s/ ANDREW L. SIMON
                          ---------------------------------------
                            Andrew L. Simon
                            President and Chief Executive Officer


                      By: /s/ DENISE M. STEFANO
                          ---------------------------------------
                            Denise M. Stefano
                            Chief Financial Officer


Date:  	September 19, 2000