Form 10KSB
period 2000-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2001-01-29
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB
(Mark One)
      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended October 31, 2000
      [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
      Commission file number            0-20303
                              --------------------------

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
         ---------------------------------------------------------
               (Name of small business issuer in its charter)

           Delaware                                      13-2846796
    ------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)



 4 Hardscrabble Heights, P.O. Box 382, Brewster, NY          10509
----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                              (845) 277-8100
                   -------------------------------------
                       (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None.
                                                                ----
Securities registered under Section 12(g) of the Exchange Act:

                           Title of Each Class
                       ---------------------------

                      Common Stock, $.0001 par value
                  --------------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     	No
    --------    -----------

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $12,833,916 for the fiscal year ended October 31, 2000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,523,204 as of January 23, 2001. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes           	No
   ---------    ----------

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 17, 2001, 2,595,030 shares of Common Stock, par value $.0001 per share.

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

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

                                 PART I

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

            Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") serves the education market with assessment and instructional products, and as of November 1998, in the post-secondary proprietary school market. Prior to new executive management in 1994, the Company's primary business was reading assessment through the publishing and sale of its proprietary tests and related assessment tools. Since 1994, the Company's current management has implemented a strategy to broaden the Company's services in the education market. In the Company's fiscal years ended October 31, 1997 and 1998 ("Fiscal 1997" and "Fiscal 1998", respectively) and through the beginning of the fiscal year ended October 31, 1999 ("Fiscal 1999"), the Company completed three acquisitions in three core segments of the education market: assessment, instruction and educational delivery. The net effect of the Company's acquisition strategy is that TASA's revenues increased from $2.5 million in the fiscal year ended October 31,1996 ("Fiscal 1996"), the last fiscal year prior to the acquisitions, to over $12.8 million in the fiscal year ended October 31, 2000 ("Fiscal 2000").

            The need to develop fundamental literacy skills has long been recognized as essential to a student's progress and success throughout school and life. The Company's proprietary instructional and assessment products relate directly to the teaching and measurement of progress of literacy skills. The Company's language arts instructional products for grades K-4 provide students with consumable workbook series designed to strengthen skills. The Company's other products for the grades K-4 instructional market include consumable workbooks for the development of other important skills, such as penmanship, social studies, science and the teaching of English, particularly English as a Second Language ("ESL"). The Company's Degrees of Reading Power(R) ("DRP") tests and related products enable a school, district or other entity to assess an individual's reading comprehension ability. These tests allow an individual's reading development to be tracked over time and are often used to audit a school's success in the teaching of reading. Additionally, the Company will introduce a new language arts, early childhood test entitled "Signposts" in the spring of 2001, and will launch its revised ESL test, MAC II, during the fall of 2001. The Company also owns a custom-testing division, which responds to requests from state education departments, school systems and publishers to create client-designed assessment programs.

            The third market served, educational delivery, positions the Company to participate in the significant growth occurring in post-secondary education. The Company, through its indirect wholly owned subsidiary MESI Acquisition Corp. ("MESI"), recently acquired substantially all of the assets of the Mildred Elley Schools, Inc. ("Mildred Elley"), a New York State accredited, degree-granting school that provides post-secondary students with a broad-based curriculum in business, health, travel, information technology and paralegal training. Mildred Elley's principal campus is located in Latham, New York, with an additional branch in Pittsfield, Massachusetts.

            The Company was incorporated in the State of New York in 1976 and, in 1991, changed its corporate domicile to Delaware. It became a public company in 1992. TASA's corporate headquarters are located at 4 Hardscrabble Heights, P.O. Box 382, Brewster, New York 10509. The Company's telephone number is
(845) 277-8100 and its facsimile number is (845) 277-3548.  The
Company maintains a website at www.tasa.com. As used in this Report, the terms "Company" and "TASA" refer to Touchstone Applied Science Associates, Inc. and its subsidiaries, unless the context otherwise indicates.

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

            DRP TESTS. Management believes that DRP tests are widely recognized as being advanced state-of-the-art in educational assessment. Based on descriptions contained in Tests in Print published by the Buros Institute of Mental Measurements (which endeavors to cover all tests published in the United States), it is management's belief that:

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

            DRP tests consist of nonfiction paragraphs and/or passages on a variety of topics, each written, edited, and calibrated by the Company. The individual test passages are stored in the Company's "Test Passage Bank", and each test is created by selecting the appropriate test passages from the Test Passage Bank to satisfy the criteria set for a particular test. Each passage undergoes a two-year process of development and calibration and has an estimated useful life of 11 years; a passage is introduced initially in a "secure" form of test after which it is available in "shelf" form in the Company's test catalogs and then in practice tests. Management believes that approximately four million DRP tests, for which the Company is the sole source proprietor and publisher, were administered in 2000 in states, school districts, and college and university testing programs.

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

            THE MACULAITIS TEST. In Fiscal 1997, TASA acquired the Maculaitis Assessment of Competencies test (the "Maculaitis
Test"), which is a comprehensive English language assessment and evaluation program. It is intended for use in ESL, Bilingual Education and Limited English Proficiency ("LEP") programs. In Fiscal 1998, the Company completed a series of revisions aimed at improving the overall ease of use and marketability of the test. Management believes that these revisions have given the Maculaitis Test wider appeal. Currently, the Company is making more substantive revisions that management believes are necessary to further enhance the test's marketability. The new MAC II will be launched in the fall of 2001, complete with new test norms.

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

            SIGNPOSTS(TP) EARLY LITERACY ASSESSMENT SYSTEM. In the spring of 2001, management expects that the Company will introduce its new Signposts(TP) Early Literacy Assessment System ("SIGNPOSTS"). Signposts is a comprehensive system designed to provide a unique set of assessments and integrated instructional activities for students in grades K-3. Signposts spans a range of literacy strands-reading, writing, listening, and speaking-and includes a pre-DRP reading test and measurement scale for emergent readers. Management believes that the pre-DRP test's downward extension of the existing Primary DRP test will help both the Signposts and DRP programs in future adoptions.

            TEST SCORING AND RELATED REPORTING SERVICES. The Company provides scanning, scoring, and reporting services for DRP tests to schools and districts. Company-copyrighted test answer sheets or licensed answer sheets are required for the administration of all of the Company's tests. Answer marks on these sheets are machine-read by scanner-computer systems and interpreted by Company-proprietary scoring and reporting software. Company-copyrighted conversion tables are used to convert the total number of right answers into a DRP score that indicates how well a student can comprehend text of a given difficulty (readability). These DRP scores also can be interpreted normatively (i.e., in terms of national percentile norms that indicate a student's percentile rank in relation to students nationally in his or her grade) using the Company's proprietary data. All District, School and Class Level Reports of DRP test results are copyrighted by the Company, as are various Parent and Individual Reports that may be ordered by school systems for inclusion in permanent records. Third-party firms, as well as state agencies that provide scanning and scoring services to schools, also may be licensed to score the Company's tests. Further, the Company has licensed its proprietary scanning and scoring software to five large school systems.

            SOFTWARE PRODUCTS. The Company designs and markets computer software products that are sold as instructional aids or analytical tools for reading assessment. Among the products are MicRA-->DRP II, which allows the user to estimate the DRP difficulty rating of instructional materials, and DRP-->EZ Converterr, which permits those who score DRP tests by hand to easily convert raw scores to criterion-referenced DRP scores and DRP norms.

            In 1996, the Company introduced DRP-->Booklinkr which enables teachers to find appropriate books for each student based upon interest categories and reading ability. The database of books (over 15,000) increases yearly and modifications to the software each year make it more user friendly . Over the past 24 months, DRP--> Booklink has received wide acceptance.

            The Company reports revenues from proprietary test products as Assessment Income.

CUSTOM TEST PRODUCTS AND RELATED SERVICES

            BETA provides consulting services to states, schools and textbook publishers. BETA's business is approximately equally divided between work for states and work for publishers. Since its acquisition by TASA in January 1997, BETA has concentrated on increasing its test assessment and design services to states. This effort has been successful, and BETA now provides its test design and psychometric services to state customers in Delaware, Indiana, Massachusetts, Michigan, Minnesota, North Carolina, Ohio, Texas, and Virginia. Most recently, BETA was awarded a $1.5 million contract from the State of Michigan to help develop an alternative assessment test for special education students. This represents the second major state (Texas) where BETA has alternative assessment assignments.

            BETA's custom assessment services to states are provided either directly or indirectly, typically through two of the largest commercial contractors in the contract/customized assessment markets, NCS Pearson and Harcourt. Generally, the business strategy of BETA is to provide these specialized services for the major state contracts as a subcontractor, primarily for assessment or psychometric services and actual test design and development. The prime contractor provides for all the printing, logistics, warehousing, scoring and reporting services necessary to complete state contracts.

            In Fiscal 2000, BETA gained significant non-state assessment business from agreements with publishers, such as Princeton Review, Macmillan/McGraw-Hill, and the Core Knowledge
Foundation.

            The Company reports revenues from BETA's operations as Assessment Income.

INSTRUCTIONAL PRODUCTS

            Through Modern Learning Press, Inc. ("MLP"), the Company designs, publishes and distributes affordable "consumable" student workbooks for grades K-6, and creates and publishes books and pamphlets for elementary school teachers and parents. The elementary instructional workbook series currently offered by MLP ranges from the teaching of phonics, penmanship, ESL, and reading comprehension to vocabulary development. The affordable pricing of the consumable series positions MLP to take advantage of the growing pressure for cost-effective purchasing by school districts. Thus, MLP's growing line of affordable "consumable" workbooks or learning books for students in grades K-6 allows schools to purchase high-quality workbooks at a significantly decreased acquisition cost per pupil.

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

            MLP offers a large library of books and pamphlets that help elementary schools achieve their teacher and parent information objectives. MLP's expanding series of titles for teachers provide affordable quality books on professional subjects written by recognized educational experts. Its pamphlet series, generally purchased by schools for distribution to parents, provides guidance to parents on topical issues. Additionally, in the Spring of 2000, MLP introduced new, consumable Signposts instructional materials which can be integrated, optionally, with the SIGNPOSTS EARLY LITERACY ASSESSMENT SYSTEM under development by TASA's assessment division. The full line of products will be launched in early 2001.

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

            The Mildred Elley schools offer programs in business, paralegal, travel, information technology and health fields. Each program is designed so that the student masters important skills and acquires knowledge that will become critical to a lifelong learning plan and economic success. The goal is for students to succeed in their programs and obtain secure jobs in their field.

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

            All of the programs are offered at both campuses. The following table shows Mildred Elley enrollment by program by location for the 2000 fall term:

                                                                   Total
                                         Albany    Pittsfield    Enrollment

Accounting Systems Specialist. . . . .     17           7            24

Business Management. . . . . . . . . .     53         N/A            53

Information Technology. . . . . . . . .   100          10           110

Medical Assistant. . . . . . . . . . .     96          39           135

Office Technologies. . . . . . . . . .     42          33            75

Paralegal. . . . . . . . . . . . . . .    103          13           116

Software Specialist. . . . . . . . . .     43         N/A            43

Travel/Tourism. . . . . . . . . . . . .    12         N/A            12

                                 Total:   466         102           568



            Revenues from the post-secondary proprietary school division were $5,150,496 in Fiscal 2000 and are reported as Educational Delivery revenues.

            We believe that four events that occurred in Fiscal
2000 will increase the size of Elley's student body:

            Effective January 2001, Elley is back in the Federal
Title IV student loan program;

            This is Elley's second full year for its computer technologies program;

            Elley has signed an articulation agreement with a State University of New York (SUNY) school; this means that students can go to Elley for 2 years and matriculate to a 4-year school;

            Elley has obtained a contract with the Federal Job
Corps program and has been approved by ACICS and the New York
State Department of Education for a third location in Glenmont, New York.

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

            In the past, the Company marketed its instructional products almost exclusively through direct mail programs. In late Fiscal 1999, it began assessing the viability of selling such products through its independent sales representatives. First-year results indicate this program was successful, and MLP is looking for additional representatives.

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

            There are a number of for-profit and non-profit organizations that provide test design, production and consulting services to states under contract. For example, Advanced Systems in Measurement and Evaluation, Inc., Dover, New Hampshire; National Evaluation Systems (NES), Amherst, Massachusetts; and NCS Pearson, Iowa City, Iowa; are among the for-profit firms that supply test development, printing, distribution, and scoring services to individual states under contract. Among the non-profit organizations, ACT and ETS have conducted such contract work for states and ETS is the current contractor for the National Assessment of Educational Progress. By enabling states to have tests developed and administered to their own specifications, these for-profit and non-profit organizations compete indirectly with the Company's assessment division. In terms of size alone, these firms have greater marketing capability and resources than does the Company.

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

EMPLOYEES

            As of October 31, 2000, the Company employed a total of 172 employees, 90 on a full-time basis, and 82 on a part-time basis. Of the 172 employees, 14 are engaged in research and/or test development, 9 are in operations, 6 are in executive capacities, 16 are in marketing in its assessment and instructional divisions, and 127 are in the educational delivery division.

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

            EDUCATIONAL DELIVERY. The post-secondary proprietary school industry is highly regulated with respect to accreditation and government funding issues. The Company acquired Mildred Elley through MESI, a wholly-owned subsidiary of TESC, in November 1998. As a result of the change in ownership of Mildred Elley, the Mildred Elley schools were required, under applicable regulation, to apply to the accrediting agency, the U.S. Department of Education (the "DOE"), and the applicable state department of education for approval to operate under its new owners. The accrediting agency and the DOE approved the change of ownership during Fiscal 1999. The state agency generally takes 24 to 36 months. The New York State Education Department reaccreditation review occurred in late spring 2000. We received a copy of the agency's comments and responded in a timely fashion. We believe that based upon the agency's comments and our responses, the agency will grant reaccredidation, although we have no timetable. However, if the reaccreditation is not granted, the Company will have to re-evaluate its degree-granting capabilities.

            Students attending Mildred Elley schools finance their education through a combination of individual resources and government sponsored financial aid in the form of loans and grants. The Company estimates that over 70% of students currently enrolled at the Mildred Elley schools receive some form of government-sponsored assistance. In the past fiscal year, students received tuition funds under Federal and New York State grant programs, as well from loans funded by Mildred Elley.

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

            Due to default rates on student loans prior to the Company's acquisition of Mildred Elley, Mildred Elley students did not qualify for loans under Title IV in Fiscal 2000. In the fall of 2000, the Mildred Elley schools requalified for the Title IV program. The first students to be able to take advantage of the Federal loan program will be those enrolled in the January 2001 module.

PATENTS, COPYRIGHTS, TRADEMARKS, TRADE SECRETS AND ROYALTIES

            The Company regularly asserts copyrights to all of its assessment and instructional materials.
The following are registered trademarks and/or service marks of the Company: TASA, the TASA logo, DRP Program The
Readability Standard, Browzer-->BOOKLINK, DRP, DRP--> BOOKLINK,
DRP-->EZ Converter, DRP Linking Text to Ability, Booklore,
BookMatch, DWM, Degrees of Reading Power, Degrees of Word
Meaning, MicRA-->DRP, TextSense, TASA Literacy (pending),
Signposts (pending), We've Done the Research for You.
Additionally, Change-A-Print Frame is a registered trademark of MLP.

            Trade secrets are maintained by licenses for software and certain proprietary data. In addition, all employees execute nondisclosure agreements as a condition of employment.

            In connection with the purchase by MLP of substantially all the operating assets of Programs for Education, Inc. and pursuant to a Royalty Agreement between MLP and Bernard Shapiro, the founder of Programs for Education, Inc., MLP agreed to pay to Mr. Shapiro a royalty on sales of certain titles for a term of seven years following the closing of the acquisition in Fiscal
1997 in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, which increases each year to a maximum of $240,000 in the seventh year. The Company paid
Mr. Shapiro a total of $157,943 in royalties in Fiscal 1999 and $151,279 in Fiscal 2000.

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

            MLP rents approximately 5,000 square feet for its service and order fulfillment centers in Rosemont, New Jersey on a month-to-month basis. In September 2000, it vacated its editorial facilities in Honesdale, Pennsylvania, and consolidated those activities into Brewster, New York.

            BETA rents a small office facility of 500 square feet in Austin, Texas, which also affords good proximity to the Texas Education Agency. The Company made the decision to open the office in Texas because of the volume of business in that state.

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

            On August 31, 2000, the Company received a letter from the former owner of Mildred Elley School, Inc., alleging certain defaults in the payment of amounts due under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of MESI (TASA's wholly-owned subsidiary). Such demand letter also alleges additional defaults by MESI in the employment agreement between MESI and Faith Takes, the former owner of the Mildred Elley School who is currently MESI's president and chief executive officer. The amounts demanded by Ms. Takes aggregate $985,270 plus interest, attorneys' fees and late fees. The Company believes that it has meritorious defenses and counterclaims to such allegations and is pursuing resolution of these issues. The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% Subordinated Debentures, in the outstanding principal amount of $3,530,141 (as of July 31, 2000) currently held by Cahill Warnock Strategic Partners Fund, L.P. and
Strategic Associates, L.P. The Company has not received a notice of default from the holders of such Debentures.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                             PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            (a) The Company's common stock, par value $.0001 per share (the "Common Stock") is traded in the NASDAQ small-capitalization over-the-counter market ("Nasdaq") under the symbol TASA. As quoted in the Monthly Statistical Reports of the National Association of Securities Dealers, Inc., the approximate high and low closing prices for each fiscal quarter in the two fiscal years ended October 31, 1999 and October 31, 2000 were as follows:

                       Common Stock Prices
                       -------------------

       Fiscal Quarter:       High           Low

       1st Qtr 99           $3.376        $1.752
       2nd Qtr 99            2.624         1.375
       3rd Qtr 99            2.00          1.50
       4th Qtr 99            1.625         1.00

       1st Qtr 00            3.00          0.938
       2nd Qtr 00            4.469         1.250
       3rd Qtr 00            1.938         1.000
       4th Qtr 00            1.594         0.625

            As of the close of business on March 4, 1999, the Company effected a one-for-four reverse stock split (the "Stock Split") of the Company's Common Stock. All stock prices and all share amounts quoted in this Report have been adjusted to give effect to the Stock Split.

            During the first quarter of Fiscal 2001 (through January 16, 2001), the Company's Common Stock had a high price of
$1.16 and a low of $0.41.   On January 2, 2001, the Company
received a notice from Nasdaq stating that the company had failed to meet the continued listing requirement of the SmallCap Market because the price of the Company's Common Stock had been less than $1.00 for 30 consecutive trading days. The Company has 90 days to rectify this deficiency, which will require that the Company's Common Stock close at a price of $1.00 or more for ten consecutive trading days. If the Company is unable to satisfy this criterion, the Company's Common Stock will be delisted from the Small Cap Market, and will be eligible for trading on the Nasdaq Electronic Bulletin Board.

            These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            As of January 17, 2001, there were 80 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds approximately 1,000 in number. The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

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

COMPANY BACKGROUND

            For over twenty years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since
1994, new management has implemented a strategy to broaden the Company's services within the educational marketplace. As a result, the Company has completed four acquisitions since the beginning of Fiscal 1997 and now serves three educational markets: (1) educational assessment and evaluation, (2) educational instruction, and (3) educational delivery. TASA revenues in Fiscal 1996 were $2.5 million and have increased by acquisition and internal growth to $12.8 million in Fiscal 2000.

            Prior to 1997, the Company's revenues were derived from the publishing and distribution of its proprietary line of reading tests. During Fiscal 1997, the Company acquired Beck Evaluation and Testing Associates, Inc. ("BETA"), which operates as the Company's custom test design division. In that same fiscal year, the Company organized Modern Learning Press, Inc. ("MLP"), which purchased substantially all of the asets of Programs for Education, Inc., and marked the Company's entrance into the instructional marketplace. MLP designs, publishes and distributes affordable "consumable" student workbooks that target grades K-6, and creates and publishes books and pamphlets for elementary school teachers and parents. Also in Fiscal 1997, the Company purchased the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive language assessment and evaluation program for English as a second language. In Fiscal 1998, the Company organized a wholly-owned subsidiary, TASA Educational Services Corp. ("TESC"), to operate and acquire post-secondary proprietary schools. TESC completed its first acquisition in the educational delivery field through its acquisition in November 1998 of the 750-student Mildred Elley Schools ("Elley").

            Accordingly, in an effort to report revenues in a more meaningful manner, the Company has segregated revenues into three discrete segments: (1) assessment products and services revenues,
(2) instructional revenues, and (3) educational delivery revenues. All prior periods have been recharacterized into these three segments for comparative purposes.


            The following table sets forth the revenues in each of the assessment, instructional and educational delivery divisions, and the annual percentage change for each of these divisions, for Fiscal 2000, 1999 and 1998:

            TASA Revenues Breakdown (in thousands of dollars) and % of
                           Year-To-Year Change


                                             Fiscal Year Ended October 31,
                          ---------------------------------------------------------------
                           1998-
                           2000           2000             1999               1998
                           ----           ----             ----               ----

                             %                 %                  %                    %
                           Change     $     Change      $       Change      $        Change
                           ------    ---    ------     ---      ------     ---       ------



Assessment Products
and Services Revenues..     19%    $4,897.9    7%     $4,591.5    11%    $4,123.2     32%

Educational Delivery
Revenues.............       N/A    $5,150.5   (3%)    $5,297.1    N/A    N/A          N/A

Instructional
Revenues.............       27%    $2,785.5   15%     $2,427.6    11%    $2,193.9     50%

Total
Revenues..........         103%   $12,833.9    4%    $12,316.3    95%     $6,317.1    38%


            The following are selected ratios as a percentage of revenues based on the Company's financial statements:

                                   Fiscal Year Ended October 31,
                                   -----------------------------

                                       2000      1999     1998
                                    ----------------------------


Revenues . . . . . . . . . . . . .     100%      100%     100%


   Gross Profit margins. . . . . .      62%       64%      69%

Operating Expenses:
   Selling Expenses. . . . . . . .      22%       20%      25%
   General & Administrative. . . .      43%       36%      41%
   Write Down of Software
    Development Costs. . . . . . .       1%      ----     ----
   Impairment of Test
    Passage Bank. . . . . . . . .        5%      ----     ----
   Loan Loss Recovery. . . . . . .     ----      ----      (3%)
                                   ----------------------------

   Income (Loss) from Operations        (9%)       8%       6%
     Net Interest Inc. (Exp.). . .      (6%)      (6%)     (3%)
                                   ----------------------------
   Pre Tax Income (Loss). . . . .      (15%)       2%       3%

   Net Income (Loss). . . . . . .       (9%)       1%       2%
                                   ============================


FISCAL 2000 AS COMPARED TO FISCAL 1999

          REVENUES.  For Fiscal 2000, the Company's revenues
          --------
were $12,833,916, representing a 4% increase, or $517,670, over $12,316,246 for Fiscal 1999. The overall increase was attributable to internal growth of the Company's assessment and instructional divisions.

          Revenues for assessment products and services,
through the Company's proprietary test and custom test
design divisions, increased 7%, or $306,381, to $4,897,923
in Fiscal 2000, from $4,591,542 in Fiscal 1999.  The
Company's proprietary test division, featuring DRP products, reflected a revenue decrease of 8% as a result of a declining volume of contractual sales primarily in the State of New York due to the phase out of the PEP/DRP tests
previously administered in the third and sixth grades.
However, during the latter half of Fiscal 2000, the Company secured a five-year $1.2 million contract for the continuance of the New York State Regents Competency Test and also
launched its new series of DRP tests.  The new series of
DRP tests contributed to a 31% increase in catalog sales
during the fourth quarter of Fiscal 2000 versus the same
period in Fiscal 1999. Management believes that by securing
the New York State Regents Competency Test contract and
launching its new series of DRP tests, the Company should continue to see revenue growth within the proprietary test division throughout the upcoming fiscal year. While the Company's proprietary test division saw an overall decline in revenues during Fiscal 2000, the custom test design division, BETA, posted a 40% increase for the same period. This increase is primarily attributable to growth in BETA's contractual
business.   As of October 31, 2000, BETA had contracts with
8 states representing more than $1.0 million in contracted business for the upcoming fiscal year.

            Instructional revenues increased 15% in Fiscal
2000 from Fiscal 1999 (or $2,785,497 in Fiscal 2000 versus
$2,427,577 in Fiscal 1999). This increase is a result of the Company's reorganization of the instructional division, more specifically, the addition and hiring of new executive management, increased marketing efforts and the addition of a new independent sales organization which now represents and markets the Company's instructional products in approximately 50% of the United States. In late 1998, management made the decision to shift its marketing focus and direct sales representation as well as to engage in cooperative marketing efforts. Management believes that these efforts should contribute to increased future revenue growth for the Company's instructional division.

            The educational delivery division contributed $5,150,496 to the Company's total revenues for Fiscal 2000, which amount represented a 3% decrease (or $146,631) from Fiscal 1999 revenues, for this division, of $5,297,127. This decrease can be primarily attributed to decreased student census during the first and fourth quarters of Fiscal
2000 and the Company's modification to its revenue recognition policy, adopted during the second quarter of Fiscal 1999, as it relates to the educational delivery division's revenues.

            COST OF GOODS SOLD.   Cost of goods sold in Fiscal
            ------------------
2000 increased by 10%, or $450,234, from $4,469,746 in
Fiscal 1999 to $4,919,980 in Fiscal 2000. Cost of goods sold as a percentage of revenues also increased from 36% to 38% due to a change in product mix. This increase was primarily the result of increased costs required to deliver assessment products and services, more specifically, the Company's custom test design division's services which are typically associated with higher direct costs.

            GROSS PROFIT.   In Fiscal 2000, gross profit
            ------------
increased minimally (by 1%), or $67,436, from $7,846,500 in Fiscal 1999 to $7,913,936 in Fiscal 2000. The increase in gross profit was attributable to an increase in revenues during Fiscal 2000. The gross profit margin percentage, however, decreased in Fiscal 2000 to approximately 62% from 64% in Fiscal 1999. This percentage decrease can be attributed to an increase in direct costs associated with revenue growth contributed by the Company's custom test design division.

            SELLING EXPENSES.  Selling expenses for Fiscal
            ----------------
2000 increased by 12%, or $305,368, from $2,505,934 in
Fiscal 1999 to $2,811,302 in Fiscal 2000. As a percentage of revenues, selling expenses increased to 22% in Fiscal
2000 versus 20% in Fiscal 1999. These increases can be primarily attributable to overall increased organizational marketing efforts.

            GENERAL AND ADMINISTRATIVE.  The Company's general
            --------------------------
and administrative expenses increased 25%, or $1,075,199, from $4,387,253 in Fiscal 1999 to $5,462,452 in Fiscal 2000.
General and administrative expenses as a percentage of sales were 43% in Fiscal 2000 versus 36% in Fiscal 1999. These dollar and percentage increases were primarily the result of management's decision to build the infrastructure of the organization coupled with the further establishment of adequate reserves and the write off of due diligence expenses associated with failed acquisitions.

            WRITE DOWN OF SOFTWARE DEVELOPMENT COSTS.  In
            ----------------------------------------
Fiscal 2000, the Company took a one-time $120,853 charge for the write down of software development costs associated with certain of the Company's saleable computer software products in order to adjust such products to their net realizable value. This one-time charge represented approximately 1% of the Company's revenues for Fiscal 2000. There was no such charge in Fiscal 1999.

            IMPAIRMENT OF TEST PASSAGE BANK.  In Fiscal 2000,
            -------------------------------
the Company took a one-time $685,722 charge for impairment of its test passage bank after deeming certain passages within the bank to have little or no value as of October 31, 2000. This one-time charge represented approximately 5% of the Company's revenues for Fiscal 2000. There was no such impairment in Fiscal 1999.

            INCOME (LOSS) FROM OPERATIONS.  (Loss) from
            -----------------------------
operations for Fiscal 2000 was ($1,166,393) versus income from operations of $953,313 in Fiscal 1999. The loss in Fiscal 2000 was principally due to the increase in selling and general administrative expenses coupled with the one-time charges associated with the write down of software development costs and impairment of the Company's test passage bank.

            EBITDA.  Earnings (loss) before interest, taxes,
            ------
depreciation, and amortization decreased $1,215,157 to $707,654 in Fiscal 2000 from $1,922,811 in Fiscal 1999. As a percentage of revenues, EBITDA decreased to 6% in Fiscal 2000 versus 16% in Fiscal 1999. These dollar and percentage decreases were essentially attributable to the increase in general and administrative expenses which included costs associated with the establishment of adequate reserves and the write off of due diligence expenses associated with failed acquisitions, coupled with a lower gross profit margin resulting from an increase in revenues from the Company's custom test design division.

            OTHER INCOME (EXPENSE).  Net other income
            ----------------------
(expense) increased to ($732,423) in Fiscal 2000 versus
($695,360) in Fiscal 1999. This increase is primarily attributable to a decline in income earned on temporary investments and marketable securities as well as a decline in other income.

            INCOME (LOSS) BEFORE INCOME TAXES.  The Company
            ---------------------------------
had a loss before income taxes of ($1,898,816) in Fiscal 2000 versus income before taxes of $257,953 in Fiscal 1999 representing a net decrease in Fiscal 2000 of ($2,156,769). This decrease was the result of increased overhead, one-time charges taken for the write down of software development costs, impairment of the Company's test passage bank and the write off of due diligence expenses associated with failed acquisitions, and increased costs of goods sold.

            NET INCOME (LOSS) AND BASIC INCOME (LOSS) PER SHARE.
            ---------------------------------------------------
Net loss after taxes was ($1,120,117) for Fiscal 2000 versus net income after taxes of $180,757 for Fiscal 1999. For Fiscal 2000, basic loss per share was ($.46) based on weighted average shares outstanding of 2,438,167. For Fiscal 1999, basic income per share was $.08 based upon 2,141,801 weighted average shares outstanding.

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

            OTHER INCOME (EXPENSE).  Other income (expense)
            ----------------------
increased to ($695,360) for Fiscal 1999 versus ($206,307) for Fiscal 1998. The increase in other income (expense) was primarily due to increased interest expense incurred in the funding of Mildred Elley. As management expected, however, this increase was offset by the increase in earnings before interest and taxes (EBIT) from the educational delivery division.
INCOME BEFORE TAXES. The Company generated pre-tax income of $257,953 in Fiscal 1999 versus $160,207 in Fiscal 1998, representing a 61% improvement. This increase is the result of increased revenue gains.

            NET INCOME AND EARNINGS PER SHARE.  Net after-tax
            ---------------------------------
earnings were $180,757 for Fiscal 1999 versus $131,202 for Fiscal 1998, representing approximately a 38% increase for Fiscal 1999. Earnings per share were $0.08 versus $0.06 in the prior year (after giving effect to the reverse stock split in March 1999).

LIQUIDITY AND WORKING CAPITAL

            WORKING CAPITAL.  During Fiscal 2000, the Company
            ---------------
continued to utilize working capital in order to further grow its business. At the end of Fiscal 2000, working capital was $1,129,288, down from $3,079,573 at the beginning of Fiscal 2000. The $1,950,285 decline was primarily due to an increase in borrowings on the Company's bank lines of credit, increased amounts of accounts payable and accrued expenses outstanding as of October 31, 2000, and a significantly lower EBITDA. The ratio of current assets to current liabilities was 1.3 to 1.0 at the end of Fiscal 2000. Approximately 11% of the Company's current assets at the end of Fiscal 2000 consisted of cash and short-term investments, while accounts and tuition receivables, inventories and prepaid expenses comprised the balance.

            CASH FLOW FROM OPERATING ACTIVITIES.  For Fiscal 2000,
            -----------------------------------
net cash flow from operating activities decreased by ($306,440), to ($360,955) from ($54,515) in Fiscal 1999. The primary factor contributing to this net cash outflow was a net increase in accounts and tuition receivables aggregating ($700,413) offset by an increase in accounts payable and accrued expenses in the amount of $358,921.

            CASH FLOWS FROM INVESTING ACTIVITIES.  For Fiscal 2000,
            ------------------------------------
the Company had a net cash outflow from investing activities of ($691,713) versus a net cash outflow of ($2,881,635) for Fiscal
1999. The net cash outflow for Fiscal 2000 was primarily the result of investments made in test development ($564,700) while for Fiscal
1999 the net cash outflow was related to investments in test development ($482,799) and the acquisition of a subsidiary ($1,939,648).

            CASH FLOWS FROM FINANCING ACTIVITIES.  For Fiscal 2000,
            ------------------------------------
the Company had a net cash inflow from financing activities of $423,863 versus a net cash outflow of ($903,187) in Fiscal 1999. The Fiscal 2000 net cash inflow was primarily attributable to additional borrowings made on the Company's bank lines of credit in the amount of $697,748 and repayments of long-term debt ($320,736), while the net cash outflow in Fiscal 1999 was related almost solely to repayments of long-term debt ($911,747).

SELECTED FINANCIAL DATA

            The following tables summarize certain financial data for the Company for Fiscal 2000, 1999, and 1998, respectively.
See "Financial Statements" in Item 7 below.


                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                        2000            1999           1998
                                    ------------------------------------------

INCOME STATEMENT DATA:

Operating revenues. . . . . . . . . $12,833,916     $12,316,246     $6,317,114

Net sales. . . . . . . . . . . . .   12,833,916      12,316,246      6,317,114

Gross profit. . . . . . . . . . . .   7,913,936       7,846,500      4,382,010

Income (loss) from operations. . .   (1,166,393)        953,313        366,514

Income (loss) before income taxes. . (1,898,816)        257,953        160,207

Net income (loss). . . . . . . . . . (1,120,117)        180,757        131,202

Earnings (loss) per share. . . . . .       (.46)            .08            .06


BALANCE SHEETS:

Current assets. . . . . . . . . . .  $4,764,468      $5,479,456     $7,106,418

Total assets. . . . . . . . . . . .  16,174,378      16,384,417     14,074,640

Long-term obligations. . . . . . .    6,212,302       7,134,674      6,267,198

Total liabilities. . . . . . . . .    9,847,482       9,534,557      7,548,800

Working capital. . . . . . . . . .    1,129,288       3,079,573      5,824,816

Stockholders' equity. . . . . . . .   6,326,896       6,849,860      6,525,840


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

            . Non-renewal of the Company's annual contract with the
              State of Connecticut;

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

            . The loss of the eligibility of the Mildred Elley
              Schools under Federal or state grant programs for tuition assistance, or the discontinuance of Federal or state grant programs for tuition assistance;

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

ITEM 7. FINANCIAL STATEMENTS

            Financial information required by this item appears in the pages marked F-1 through F-34 at the end of this Report and are incorporated herein by reference as if fully set forth herein.


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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                               PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            As of January 15, 2001, the directors and executive officers of the Company were as follows:



     Name              Age         Position
     ----              ---         --------

Michael D. Beck           54     Director; Vice President, TASA; and
                                 President, Chief Executive Officer, BETA

Steven R. Berger(1,2)     45     Director

Peter A. Duhamel          55     Chief Operating Officer, TASA and
                                 MLP; Vice President, TASA

Joseph A. Fernandez(1,2)  65     Director

Andrew L. Simon           58     Chairman of the Board of Directors;
                                 President and Chief Executive
                                 Officer, TASA

Denise M. Stefano         37     Chief Financial Officer


Linda G. Straley          44     Director; Vice President, and Secretary, TASA

Thomas G. Struzzieri      42     Director

Faith Takes               46     Executive Vice President, TESC;
                                 President and Chief Executive Officer, MESI

David L. Warnock(1,2)     43     Director

_____________________________
(1)	Member of the Audit Committee
(2)	Member  of the Compensation Committee.



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

            ANDREW L. SIMON was elected as Director and as President and Chief Financial Officer of the Company in March 1995. Mr. Simon is also a Director of MLP, a Director and President and Treasurer of TESC, a Director and Treasurer of MESI and a Director and Secretary of BETA. He served as Interim President of TASA from June 1994 through March 1995. He was a founder of the Company and previously served as a Director from 1976 to 1991 and has acted as a financial consultant to the Company since its inception in 1976. From 1983 to 1986, he was a Vice President/Marketing Division Head in the Private Clients Group at Bankers Trust Company. He was a Vice President at Citibank, NA, where he held a number of senior marketing and sales positions, from 1980 to 1983. Prior to 1980, Mr. Simon served as Marketing Director for several consumer package goods companies including Norcliff-Thayer and Lederle Laboratories. He holds an M.B.A. from Columbia University and a B.A. from Washington University. Mr. Simon is on The George Washington University National Council for Education and Human Development.

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

            LINDA G. STRALEY was elected as a Director of the Company and has been Vice President since June 1994. From June 1994 through March 1995, she was Chairman of the Board of Directors. She has been Secretary since August 1992 and, from 1984 to 1994, she served as director of DRP Services for the Company. Ms. Straley is also a Director of MESI and a Director and Secretary of TESC. Ms. Straley received a B.A. in Education from Bethany College and an M.S. in Educational Psychology and Statistics from the State University of New York.

            THOMAS STRUZZIERI was elected a director of the Company in June 2000. Mr. Struzzieri is the owner of HITS, a special events production company. HITS currently produces major equestrian circuits in California, Florida, Virginia, New York, Arizona, and Nevada. He is a director of the American Horse
Shows Association and President of the National Hunter Jumper Council. He is on the Board of Directors of the United Way of Dutchess County, the Rhinebeck Center for Performing Arts, the Bardavon Opera House, the Boy Scouts of American of Dutchess
County and the Astor Home for Children. Mr. Struzzieri is also a trustee of Vassar Hospital and a member of the Business and Community Leaders' Advisory Committee of the Institute of Ecosystems Studies. He attended Vassar College.

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

ITEM 10. EXECUTIVE COMPENSATION

            The following table shows compensation for services rendered to the Company during Fiscal 2000, 1999, and 1998, respectively, by the Chief Executive Officer, the President of BETA, the Chief Operating Officer of TASA and MLP, the Chief Financial Officer, and the Executive Vice President of TESC.
Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during Fiscal 2000. Therefore, pursuant to Item 402 of Regulation S-B, only compensation for each of the Chief Executive Officer, the President of BETA, the Chief Operating Officer of TASA and MLP, the Chief Financial Officer, and the Executive Vice President of TESC is shown in the Summary Compensation Table below.



                    SUMMARY COMPENSATION TABLE


                                     Annual Compensation                       Long-Term Compensation
                                     ------------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                                       Securities            All Other
                                                          Other Annual  Restricted      Underlying     LTIP    Compen-
 Name and Principal                                       Compensation    Stock       Options/SARs(1) Payouts  sation
     Position                Year    Salary($)   Bonus($)      ($)      Award(s)($)        (#)          ($)      ($)
----------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             2000     $212,500     0       $35,350(2)        0          20,000/0         0        0
President, Chief             1999     $200,000     0       $35,473(2)        0          21,875/0         0        0
Executive Officer            1998     $180,000     0       $41,663(2)        0          19,625/0         0        0
-------------------------------------------------------------------------------

Michael D. Beck,             2000     $150,000   $20,608   $30,702(3)        0          12,000/0         0        0
Vice President,              1999     $120,000   $26,811   $32,864(3)        0          13,750/0         0        0
TASA; President              1998     $110,000    $5,000   $32,864(3)        0          13,750/0         0        0
and Chief
Executive
Officer, BETA
-------------------------------------------------------------------------------

Peter A. Duhamel,            2000     $122,260         0   $20,201(4)        0          10,000/0         0        0
Chief Operating              1999            0         0         0           0               0/0         0        0
Officer, TASA/MLP            1998            0         0         0           0               0/0         0        0
-------------------------------------------------------------------------------

Denise M. Stefano,           2000     $110,000         0   $14,842(5)        0           5,000/0         0        0
Chief Financial              1999      $50,000         0    $1,341(5)        0          15,000/0         0        0
Officer                      1998            0         0         0           0               0/0         0        0
-------------------------------------------------------------------------------

Faith Takes,                 2000     $150,000         0   $10,979(6)        0               0/0         0        0
Executive Vice               1999     $150,000   $33,990   $10,700(6)        0          37,500/0         0        0
President, TESC;             1998            0         0         0           0               0/0         0        0
President and
Chief Executive
Officer, MESI
-------------------------------------------------------------------------------

(1) To date, the Company has issued no SARs.
(2) Includes: contributions of $17,000 to the Company's Money Purchase Pension Plan (the "Pension Plan") in Fiscal 2000; and $16,000 in Fiscal 2000, $16,000 in Fiscal 1999, and $24,000 in
    Fiscal 1998 to the Company's qualified 401(k) Profit Sharing Plan (the "401(k)") and Pension Plan; and $9,882, $10,167, and $8,250 for a company car in Fiscal 2000, 1999 and 1998 respectively.
(3) Includes: a contributions of $17,000 to the Company's Pension Plan in Fiscal 2000; and $12,000 in Fiscal 1999, and $17,250 in Fiscal 1998 to the Company's 401(k) and Pension Plan; and $6,234, $7,176 and 7,176 for a company car in Fiscal 2000, 1999 and 1998, respectively.
(4) Includes: a contribution of $12,226 to the Company's Pension Plan in Fiscal 2000 and $4,995 for a company car in Fiscal 2000;
(5) Includes: a contribution of $11,000 to the Company's Pension Plan in Fiscal 2000 and $840 for a company car in Fiscal 2000
(6) Includes: $8,412 for a company car in Fiscal 2000 and $7,200 in Fiscal 1999.



EMPLOYMENT CONTRACTS

            On March 1, 1996, the Company entered into an employment agreement with each of Andrew L. Simon and Linda G. Straley, pursuant to which the Company agreed to employ Mr. Simon, Ms. Straley and Mr. Ivens, and each of Mr. Simon and Ms. Straley agreed to remain, as the Company's President and Chief Executive Officer, and Vice President, respectively, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in each such agreement.

            As of January 2, 1997, the Company entered into an employment agreement with Michael D. Beck, pursuant to which the Company agreed to employ Mr. Beck, and Mr. Beck agreed to remain, as Vice President of TASA and President and Chief Executive Officer of BETA, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in such agreement.

            In the employment agreements with each of Messrs. Simon and Beck and Ms. Straley, the Company has agreed to provide for certain benefits and protections for such executive officers in connection with a change of control of the Company. Such agreements provide that upon the occurrence of a change of control (as defined in each agreement), such executive's employment agreement would continue until the earlier of three years from the date of such change of control or the date all of the Company's obligations under the employment agreement are satisfied. In addition, in the event of a change of control, each executive officer would be awarded for each fiscal year during the employment term, an annual bonus in cash at least equal to the average annual bonus payable to such executive in respect of two of the last three fiscal years immediately preceding the date of the change of control in which bonuses paid were higher. In addition, Mr. Beck's employment agreement provides that, in the event of a change of control, he would be entitled to receive a bonus equal to the average annual bonus payable to Mr. Beck from the Company in respect of two of the last three fiscal years immediately preceding the date of any change of control in which the bonuses paid were higher.

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

            On March 26, 1999, the Company entered into an employment agreement with Denise M. Stefano, pursuant to which, effective as of May 3, 1999, the Company agreed to employ Ms. Stefano, and Ms. Stefano agreed to remain, as the Chief Financial Officer of TASA, for an initial term of one year. In February, 2000, the Company renewed the employment contract with Ms. Stefano for a three-year term, subject to automatic yearly extensions and certain rights of termination as provided in such agreement. The agreement contains a non-competition clause for one year following termination of the executive's employment.

            On December 1, 1999, the Company entered into an employment agreement with Peter Duhamel, pursuant to which, effective as of January 10, 2000, the Company agreed to employ Mr. Duhamel, and Mr. Duhamel agreed to remain, as the Chief Operating Officer of TASA and MLP and as a Vice President of TASA for an initial term of one year, subject to automatic yearly extensions and certain rights of termination as provided in such agreement. The agreement contains a non-competition clause for one year following termination of the executive's employment.

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

STOCK INCENTIVE PLAN

            The Board of Directors of the Company adopted the 1991 Stock Option Incentive Plan (the "Option Plan") on August 25,
1991 in order to attract and retain qualified personnel, which Option Plan was approved by the stockholders on August 25, 1991. The Board of Directors adopted the Amended and Restated 1991
Stock Option Incentive Plan (the "Amended Option Plan") in February 1996, which Amended Option Plan amended and restated the Option Plan and was approved by the stockholders of the Company on March 29, 1996. Under the Amended Option Plan, options to purchase up to 625,000 shares of Common Stock may be granted to employees, officers, directors and consultants of the Company.
The Amended Option Plan terminates in 2001, after which no further options or stock awards may be issued under the Amended Option Plan; all options and other stock awards outstanding under the Amended Option Plan at the termination date shall continue to be outstanding and may be exercised in accordance with their respective terms, until such options or other stock awards expire by their terms.

            The Board of Directors of the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") in February, 2000. The stockholders of the Company approved the 2000 Plan at the Company's Annual Meeting of Stockholders held on March 31, 2000. Under the 2000 Incentive Plan, options or other stock awards with respect to up to 300,000 shares of the Company's Common Stock may be granted to employees, officers, directors and consultants of the Company. As of the date of this report, no options or other stock awards have been issued under the 2000 Plan. The terms of the 2000 Plan are substantially identical to the terms of the Amended Option Plan, except for provisions with respect to the number of shares which may be issued under the 2000 Plan and the expiration date of the Plan.

            Each of the Amended Option Plan and the 2000 Plan (collectively, the "Option Plans") is administered by the Compensation Committee of the Board of Directors (the "Committee"). Subject to the terms of the Option Plans, the Committee is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. The exercise price of stock options granted under the Option Plans may not be less than the fair market value of the Company's Common Stock on the date of the grant. In general, options become exercisable after the first anniversary of the date of grant. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. Options held by a terminated employee expire three months after termination except in the event of death, disability or termination for cause. No one participant may receive, in any one fiscal year, awards under the Option Plans which would entitle the Participant to receive more than 50,000 shares.

            In Fiscal 1998, the Company granted a total of 90,875 options under the Amended Option Plan; in Fiscal 1999, the Company granted a total of 125,625 options under the Amended Option Plan; and in Fiscal 2000, the Company granted a total of 113,275 options under the Amended Plan. In Fiscal 1998, 29,225 options under the Amended Option Plan were canceled; in Fiscal 1999, 45,500 options under the Amended Option Plan were canceled; and in Fiscal 2000, 76,350 options under the Amended Option Plan were canceled. As of October 31, 2000, there were 498,038 options in the aggregate outstanding under the Amended Option Plan.


                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         Individual Grants
----------------------------------------------------------------------------------------------------------------
                            Number of Securities          Percent of Total        Exercise or
                         Underlying Options/SARs(1)   Options/SARs Granted to     Base Price
Name                            Granted (#)           Employees in Fiscal Year(4)   ($/Sh)       Expiration Date
----------------------------------------------------------------------------------------------------------------

Andrew L. Simon,                 20,000(2)                    15.9%                 $1.668      February 7, 2010
President, Chief
Executive Officer
----------------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice            12,000(2)                     9.5%                 $1.668      February 7, 2010
President, TASA;
President and Chief
Executive Officer, BETA
----------------------------------------------------------------------------------------------------------------

Peter A. Duhamel,                40,000(3)                    31.8%                 $2.125      January 10, 2010
Chief Operating
Officer, TASA/MLP
----------------------------------------------------------------------------------------------------------------

Denise M. Stefano,                5,000(2)                     4.0%                 $1.668      February 7, 2010
Chief Financial
Officer
----------------------------------------------------------------------------------------------------------------

Faith Takes, Executive           10,000(2)                     8.0%                 $1.668      January 10, 2010
Vice President, TESC;
President and Chief
Executive Officer,
MESI
----------------------------------------------------------------------------------------------------------------


(1) To date, the Company has issued no SARs.
(2) These options become exercisable on February 7, 2001.
(3) These options became exercisable on January 10, 2001.
(4) Includes all options granted to employees and directors under the Amended Option Plan, the Directors Stock Option Plan and the Consultants Stock Incentive Plan in Fiscal 2000.







           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES



                                                                     Number of            Value of
                                                                Securities Underlying    Unexercised
                                                                    Unexercised          In-the-Money
                                                                   Options/SARs(1)      Options/SARs(1)
                                                                   at FY-End (#)        at FY-End ($)
                                                                ---------------------------------------

                                 Shares Acquired      Value          Exercisable/        Exercisable/
Name                             on Exercise (#)   Realized ($)     Unexercisable       Unexercisable
-----------------------------------------------------------------------------------------------------------
Andrew L. Simon,                        0              0             121,875/20,000          (2)
President, Chief
Executive Officer
----------------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice                   0              0             58,7500/12,000          (2)
President, TASA;
President and Chief
Executive Officer,
BETA
----------------------------------------------------------------------------------------------------------------

Peter Duhamel, Chief                    0              0                   40,000/0          (2)
Operating Officer,
TASA/MLP
----------------------------------------------------------------------------------------------------------------

Denise M. Stefano,                      0              0               15,000/5,000          (2)
Chief Financial
Officer
----------------------------------------------------------------------------------------------------------------

Faith Takes, Executive                  0              0              37,500/10,000          (2)
Vice President, TESC;
President and Chief
Executive Officer,
MESI
----------------------------------------------------------------------------------------------------------------


(1) To date, the Company has issued no SARs.
(2) Based on the closing price of the Company's Common Stock on NASDAQ on October 31, 2000, or $0.938, none of the options held by these officers was "in the money".


DIRECTORS COMPENSATION

            The Board of Directors of the Company adopted the Directors Plan in February 1996 in order to aid the Company in attracting, retaining and motivating independent directors, which Directors Plan was approved by the stockholders of the Company on March 29, 1996. The Directors Plan initially authorized awards up to an aggregate of 25,000 shares of Common Stock. In February 2000, the Board of Directors approved an amendment to the Directors Plan increasing to 75,000 the number of shares which may be the subject of stock options under the Directors Plan.
The stockholders of the Company approved such amendment at the Annual Meeting of Stockholders on March 31, 2000. Under the Directors Plan, non-qualified stock options to purchase up to 75,000 shares of Common Stock may be granted to non-employee directors of the Company, which options are granted automatically at the times and in the manner stated in the Directors Plan.

            Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he (she) first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he (she) is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant. The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years. After giving effect to the one-for-four reverse stock split in March 1999, on March 27, 1998, the Company granted 1,250 options; on October 28, 1998, the Company granted 1,250 options; on December 15, 1998, the Company granted 1,250 options; and on March 4, 1999, the Company granted 1,875 options. On March 31, 2000, the Company granted 7,500 options, and on June 7, 2000, the Company granted 5,000 options under the Directors Plan.

            Directors receive no compensation, other than the options pursuant to the Directors Plan, for services in such capacity.

OTHER PLANS

            CONSULTANTS STOCK INCENTIVE PLAN. In March 1997, the Board of Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 50,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant, however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. In Fiscal 1998, 27,500 options were granted under the Consultants Plan; in Fiscal 1999, no options were granted under the Consultants Plan, and 35,000 options were canceled or forfeited; in Fiscal 2000 no options were granted under the Consultants Plan.

            PROFIT SHARING PLAN. The Company has a qualified 401(k) Profit Sharing Plan. The 401(k) Plan allows eligible employees to contribute up to 15 percent (15%) of income through Company contributions and a salary reduction mechanism. Company contributions to the 401(k) Plan are optional and accrue at the discretion of the Board of Directors. For Fiscal 1998, the Company made a contribution to profit sharing equal to five percent (5%) of each eligible employee's compensation, thereby limiting each eligible employee to contribute up to ten percent (10%) of compensation. In Fiscal 2000 and Fiscal 1999, the Board of Directors of the Company elected not to make its customary contribution of five percent (5%) of each eligible employee's compensation in order to retain such amount for working capital; accordingly, each eligible employee is permitted to contribute up to fifteen percent (15%) of compensation.

            Net assets for the 401(k) Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $1,794,313 and $1,684,666 at October 31, 2000 and 1999, respectively.

            MONEY PURCHASE PENSION PLAN. In October 1991, the Company adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, the Company makes an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation.

            Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $944,366 and $964,539 at October 31, 2000 and 1999, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 2000.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of January 17, 2001, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.
As of January 17, 2001, there were 2,595,030 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.

            All of the shares of Common Stock owned by Messrs. Simon and Ms. Straley, other than shares deemed to be owned beneficially by such officers because they may be acquired through the exercise of currently exercisable stock options, are held in a voting trust (the "Voting Trust"), pursuant to a Voting Trust Agreement, dated as of August 19, 1992, as amended. Until his death, Bertram L. Koslin had been sole Voting Trustee.
Julius Ostreicher, the attorney for the Estate of Bertram L. Koslin, Andrew L. Simon, the Chairman of the Board of Directors and the President of the Company, and Eileen West, a former director of the Company, have been appointed as successor Voting Trustees. Because the Voting Trust has the sole and exclusive power to exercise all voting rights with respect to the shares of Common Stock deposited in the Voting Trust, the Voting Trust has sole voting and dispositive power with respect to 273,593.5 shares of Common Stock. Accordingly, the Voting Trust has the power to exercise 273,593.5 votes, or 10.5% of all eligible votes.

                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------
5% Beneficial Owners:
--------------------
Cahill, Warnock Strategic                         653,993(1,2)        22.9%
Partners Fund, L.P.
c/o Cahill, Warnock & Co., LLC
1 South Street, Suite 2150
Baltimore, MD 21202

-------------------------------------------------------------------------------

Voting Trust, u/a dated August                    273,593.5           10.5%
19, 1992, as amended, Julius
Ostreicher, Andrew L. Simon
and Eileen West, Voting
Trustees
c/o Touchstone Applied Science
Associates, Inc.
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
[FN]
______________________

            1       Includes 258,268 shares that Cahill, Warnock
Strategic Partners Fund, L.P. (the "Fund") has the right to acquire pursuant to currently exercisable warrants (the "Fund Warrants"). Excludes (a) 21,927 shares and (b) 14,311 shares which may be acquired pursuant to currently exercisable warrants (the "Strategic Warrants") owned by Strategic Associates, L.P., an affiliate of the Fund, but as to which the Fund disclaims beneficial ownership. ("Strategic Associates"; together, with the Fund, the "Cahill, Warnock Entities"). Pursuant to the Investor Rights Agreement (the "Investor Rights Agreement") between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the Fund Warrants and the Strategic Warrants (the "Warrants") (or if the Warrants have been exercised, the shares issuable pursuant thereto), the Cahill, Warnock Entities have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Joseph A. Fernandez are the two current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers of the Company have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities. In addition, for a period of 29 months from the closing date of the investment by the Cahill Warnock Entities, at each meeting of stockholders for the purpose of electing directors, the Cahill, Warnock Entities have agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

            2       Edward L. Cahill  is a general partner of Cahill,
Warnock Strategic Partners, L.P. ("Cahill, Warnock Partners"), the Fund's sole general partner. David L. Warnock is also a general partner of Cahill, Warnock Partners and is a director of the Company (see footnote 13 to this table). Messrs. Cahill and Warnock are also the sole members of Cahill, Warnock & Company, LLC, which is the sole general partner of Strategic Associates, which holds the Strategic Warrant.




                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------
Officers and Directors:
-----------------------
Michael D. Beck                                   130,875(3)           4.9%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Steven R. Berger                                    3,800(4)           0.2%
620 Fifth Avenue
New York, NY 10020
-------------------------------------------------------------------------------

Peter Duhamel                                      40,000(5)           1.5%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Joseph A. Fernandez                                 3,400(6)           0.1%
4392 Live Oak Boulevard
Palm Harbor, FL 34685
-------------------------------------------------------------------------------

Andrew L. Simon                                   222,613(7)           8.1%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Denise M. Stefano                                  20,000(8)           0.8%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Linda G. Straley                                  102,944(9)           3.9%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Thomas Struzzieri                                          0(10)       - -
24 Closs Drive
Rhinebeck, NY  12472
-------------------------------------------------------------------------------

Faith Takes                                           47,500(11)       1.8%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

David L. Warnock                                     656,493(12)      24.6%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------

Officers and Directors as a                      1,506,218.5(13)      42.8%
Group (10 persons)
------------------------------------------------------------------------------

[FN]
________________________
            3       Includes (i) 32,000 shares which are owned jointly
with Mr. Beck's wife, (ii) 9,375 shares owned by Mr. Beck's daughter, and (iii) 70,750 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days; excludes
9,375 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership.

            4       Includes 3,800 shares which Mr. Berger has the
right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days. Excludes 2,500 shares that Mr. Berger has the right to acquire upon the exercise of options granted to Mr. Berger which are not currently exercisable.

            5       Includes 40,000 shares which are the subject of
options granted to Mr. Duhamel which are currently exercisable.

            6       Includes 2,500 shares which Mr. Fernandez has the
right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days. Excludes 2,500 shares that Mr. Fernandez has the right to acquire upon the exercise of options granted to Mr. Fernandez which are not currently exercisable.

            7       Includes 141,875 shares which Mr. Simon has the
right to acquire upon the exercise of currently exercisable stock options or stock options that will become exercisable within 60 days, and which options are not included in the Voting Trust; excludes (i) 375 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership, and (ii) the shares of Common Stock held in the Voting Trust for the benefit of all of the members thereof, which Voting Trust is listed separately as a 5% stockholder in this table. Mr. Simon is one of three Voting Trustees of the Voting Trust.

            8       Includes 15,000 shares which are the subject of
options granted to Ms. Stefano which are currently exercisable and 5,000 shares which are the subject of options granted to Ms. Stefano which will become exercisable within the next 60 days.

            9       Includes 64,800 shares which Ms. Straley has the
right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days.

           10. Excludes 5,000 shares which are the subject of options granted to Mr. Struzzieri which are not currently exercisable.

           11. Includes 47,000 shares which Ms. Takes has the right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days.

           12. Includes (i) 2,500 shares which Mr. Warnock has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days; (ii) 417,652 shares owned by the Cahill Warnock Entities, (iii) 258,268 shares which the Fund has the right to acquire pursuant to the Fund Warrant; and (iv) 14,311 shares which Strategic Associates, has the right to acquire pursuant to the Strategic Warrant (see footnotes 1 and 2 to this table). Excludes 2,400 shares which Mr. Warnock has the right to acquire upon the exercise of options granted to Mr. Warnock which are not currently exercisable.

           13. Includes shares held in the Voting Trust for the benefit of the Estate of Bertram L. Koslin, Eileen West and certain employees of the Company. Andrew L. Simon, Chairman of the Board of Directors and President of the Company, is one of three Voting Trustees of the Voting Trust. Includes an aggregate of 651,993 shares which are the subject of currently exercisable options and warrants which are held or deemed held by officers and directors of the Company, but are not included in the Voting Trust. Excludes an aggregate of 21,877 shares which are the subject of options and warrants which are held or deemed held by officers and directors of the Company which are not currently exercisable and are not included in the Voting Trust.



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

            One of the Company's directors, Steven R. Berger, is a partner in Salans Hertzfeld Heilbronn Christy & Viener (formerly Christy & Viener), which acts as special securities counsel to the Company. The Company paid legal fees of $88,081, $217,093, and $143,375 to Salans Hertzfeld Heilbronn Christy & Viener for Fiscal 2000, 1999, and 1998, respectively.

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

                   4.6 Form of Warrant issued in connection with the Securities Purchase Agreement by and between the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

                   4.7   Form of Warrant issued in connection with
                         (i) the Agreement, dated as of August 19, 1997, among Comprehensive Capital, Theodore
                         P. Allocca, Theodore Allocca and Steven
                         Kevorkian and the Company, and (ii) the
                         Agreement dated as of August 19, 1997,
                         between the Company and Barry M. Goldstein
                         (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-75377) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 31, 1999)

                   4.8 Amendment No. 1 to the Securities Purchase Agreement, dated as of March 8, 1999, among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999)

                   4.9 Consent, Agreement and Amendment, dated as of December 3, 1999, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999).

                   9.1 Voting Trust Agreement, dated August 19, 1992 (incorporated herein by reference to the exhibit contained in Amendment No. 1 to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 16, 1994)

                   9.2 Amendment of Voting Trust Agreement and Appointment of Successor Trustee, dated March 30, 1995 (incorporated herein by reference to the exhibit contained in Amendment No. 1 to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 16, 1994)

                   10.1  Lease Agreement between the Town of
                         Southeast Industrial Development
                         Agency/Industrial Development Reserve Bonds and the Company; Mortgage and Security Agreement between the Company and the Town of Southeast Industrial Development Agency to Barclays Bank of New York, N.A., now The Bank of New York, as mortgagee; Note between the Company and Barclays Bank of New York, N.A., now The Bank of New York; Lease Guarantee Agreement from the Company as guarantor and Barclays Bank of New York, N.A., now The Bank of New York, as Trustee; Amendment to Lease between the Town of Southeast Industrial Development Agency and the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

                   10.2 Extension and Modification Agreement, dated as of October 31, 1996, between the Company and the Town of Southeast Industrial Development Agency, and the Bank of New York (incorporated herein by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996)

                   10.3 Agreement between the Company and the State of Connecticut (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

                   10.4  401(k) Plan (incorporated herein by
                         reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

                   10.5 Patent Assignment by Bertram Koslin to the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 (File No. 33-65766) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

                   10.6  Amended and Restated 1991 Stock Option
                         Incentive Plan (incorporated herein by
                         reference to the exhibit contained in the
                         Company's Quarterly Report on Form 10-QSB
                         for the fiscal quarter ended April 30,
                         1996)

                   10.7 Directors Stock Option Plan (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

                   10.8  2000 Stock Incentive Plan (filed herewith)

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

                   10.14 Consultants Stock Incentive Plan
                         (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

                   10.15 Asset Purchase Agreement, dated as of May
                         30, 1997, by and between Programs for
                         Education, Inc., Bernard B. Shapiro, Modern
                         Learning Press, Inc. and the Company
                         (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                   10.16 Secured Promissory Note, dated May 30,
                         1997, of Modern Learning Press, Inc.
                         (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                   10.17 Security Agreement, dated  May 30, 1997, by
                         and between Programs for Education, Inc., Bernard B. Shapiro and Modern Learning Press, Inc. (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                   10.18 Stock Pledge Agreement with Escrow
                         Provisions, dated May 30, 1997, by and
                         among the Company, Programs for Education, Inc. and Pluese, Lihotz, Incollingo & Leone (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                   10.19 Guaranty Agreement, dated May 30, 1997, by
                         the Company in favor of Programs for
                         Education, Inc. and Bernard B. Shapiro
                         (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                   10.20 Royalty Agreement, dated May 30, 1997, by
                         and between Modern Learning Press, Inc. and
                         Bernard B. Shapiro (incorporated by
                         reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                   10.21 Mortgage Modification and Extension
                         Agreement, dated as of August 28, 1997,
                         between MSB Bank and the Company
                         (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 ( the "1997 10-KSB")

                   10.22 Amended and Restated Mortgage Note, dated
                         August 28, 1997, of the Company in favor of MSB Bank (incorporated by reference to the exhibit contained in the 1997 form 10-KSB)

                   10.23 Term Loan Agreement, dated August 28, 1997,
                         between the Company and MSB Bank
                         (incorporated by reference to the exhibit contained in the 1997 form 10-KSB)

                   10.24 Note, dated August 28, 1997, of the Company
                         in favor of MSB Bank (incorporated by
                         reference to the exhibit contained in the 1997 form 10-KSB)

                   10.25 Security Agreement between the Company and
                         MSB Bank (incorporated by reference to the exhibit contained in the 1997 form 10-KSB)

                   10.26 Environmental Guaranty, dated August 28,
                         1997, of the Company (incorporated by
                         reference to the exhibit contained in the 1997 form 10-KSB)

                   10.27 Agreement, dated as of August 19, 1997,
                         among Comprehensive Capital, Theodore P.
                         Allocca, Theodore Allocca, Steven
                         Kevorkian, and the Company (incorporated by reference to the exhibit contained in the 1997 form 10-KSB)

                   10.28 Asset Purchase Agreement, dated as of
                         November 2, 1998, between Mildred Elley
                         School, Inc. and MESI Acquisition Corp.
                         (incorporated by reference to the exhibit contained in the November 1998 8-K)

                   10.29 Promissory Note of MESI Acquisition Corp.
                         (incorporated by reference to the exhibit contained in the November 1998 8-K)

                   10.30 Guaranty of TASA with respect to Promissory
                         Note of MESI Acquisition Corp.
                         (incorporated by reference to the exhibit contained in the November 1998 8-K)

                   10.31 Employment Agreement, dated as of November
                         2, 1998, by and among Mildred Elley School,
                         Inc. and Faith Takes (incorporated by
                         reference to the exhibit contained in the November 1998 8-K)

                   10.32 Securities Purchase Agreement, dated as of
                         September 4, 1998, by and among the
                         Company, Cahill Warnock Strategic Partners
                         Fund, L.P., and Strategic Associates, L.P.
                         (incorporated by reference to the exhibit contained in the November 1998 8-K)

                   10.33 Employment Agreement, dated February, 2000,
                         by and among the Company and Denise Stefano
                         (filed herewith)

                   10.34 Employment Agreement, dated December 1,
                         1999, by and among the Company and Peter
                         Duhamel (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999)

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

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F - 9

                    INDEPENDENT AUDITORS' REPORT
                    ----------------------------


To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the three fiscal years ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2000 and 1999 and the results of its operations and its cash flows for the three fiscal years ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



Lazar, Levine & Felix LLP
Certified Public Accountants
New York, New York
December 29, 2000, except for the second paragraph of Note 21 as to which the date is January 2, 2001



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES
                                                                Page 1 of 2
                       CONSOLIDATED BALANCE SHEETS
                                                                 October 31,
                                                           2 0 0 0        1 9 9 9
                                                           -------        -------
     ASSETS
     ------

Current assets:
  Cash and temporary investments                          $   512,088   $ 1,140,893
  Marketable securities                                            --       175,000
  Accounts receivable, net of allowance for doubtful
     accounts of $97,545 and $0, respectively (Note 7)      1,294,756     1,312,148
  Tuition receivable, net of allowance for doubtful
     accounts of $436,483 and $213,817,
     respectively (Note 7)                                  2,097,329     2,176,960
  Inventories                                                 596,654       472,341
  Prepaid expenses and other current assets                   263,641       202,114
                                                          -----------   -----------

     Total current assets                                   4,764,468     5,479,456

Property, plant and equipment - net of
  accumulated depreciation of $1,628,899 and
  $1,387,170, respectively (Notes 4, 8, 9 and 10)           1,945,948     2,072,581

Other assets:
  Noncurrent tuition receivable, net of allowance for
     doubtful accounts of $145,494 and $71,273,
     respectively (Note 7)                                  1,106,868       309,274
  Test passage bank and test development, net of
     accumulated amortization of $1,668,324 and
     $1,838,694, respectively (Note 5)                      2,337,253     2,823,931
  Goodwill, net of accumulated amortization of $452,059
     and $280,527, respectively                             3,818,974     3,953,238
  Deferred income taxes (Note 15)                           1,246,335       415,400
  Other assets                                                954,532     1,330,537
                                                          -----------   -----------

     Total assets                                         $16,174,378   $16,384,417
                                                          ===========   ===========

See notes to consolidated financial statements.


                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES
                                                                Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS
                                                                 October 31,
                                                           2 0 0 0        1 9 9 9
                                                           -------        -------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Lines of credit (Note 7)                                $1,097,748    $   400,000
  Current maturities of long-term debt  (Notes 8,
     9, and 18)                                              620,479        503,799
  Current maturities of capitalized lease
     obligations (Note 10)                                    15,950         14,002
  Accounts payable and accrued expenses (Notes 12
     and 18)                                               1,901,003      1,482,082
                                                          ----------    -----------

     Total current liabilities                             3,635,180      2,399,883

Long-term debt:
   Subordinated debt (Notes 11 and 18)                     3,530,141      4,000,000
   Long-term debt, net of current portion (Notes 8,
     9, and 18)                                            2,666,054      3,103,470
   Long-term capitalized lease obligations, net of
     current portion (Note 10)                                16,107         31,204
                                                          ----------    -----------

     Total liabilities                                     9,847,482      9,534,557
                                                          ----------    -----------

Commitments and contingencies
     (Notes 2, 11, 13, 16, 18, 19 and 21)

Stockholders' equity (Note 14):
  Preferred stock, $.0001 par value, 5,000,000
     authorized, 0 shares issued and outstanding,
     respectively                                                 --             --
  Common stock, $.0001 par value, 20,000,000 shares
     authorized, 2,559,453 and 2,141,801 shares issued and
     outstanding, respectively                                   256            214
  Additional paid-in capital                               5,522,296      5,052,479
  Deferred interest                                         (352,523)      (470,460)
  Unearned compensatory stock                                (10,608)       (19,965)
  Retained earnings                                        1,167,475      2,287,592
                                                          ----------    -----------

     Total stockholders' equity                            6,326,896      6,849,860
                                                          ----------    -----------

     Total liabilities and stockholders' equity          $16,174,378    $16,384,417
                                                         ===========    ===========


See notes to consolidated financial statements.



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME

                                                        Fiscal Years Ended October 31,
                                                   2 0 0 0         1 9 9 9         1 9 9 8
                                                   -------         -------         -------
Assessment products and services revenues      $ 4,897,923       $ 4,591,542      $4,123,235
Educational delivery revenues                    5,150,496         5,297,127              --
Instructional revenues                           2,785,497         2,427,577       2,193,879
                                               -----------       -----------      ----------

Total net revenue (Note 17)                     12,833,916        12,316,246       6,317,114

Cost of goods sold                               4,919,980         4,469,746       1,935,104
                                               -----------       -----------      ----------

Gross profit                                     7,913,936         7,846,500       4,382,010
                                               -----------       -----------      ----------

Operating expenses:
  Selling expenses                               2,811,302         2,505,934       1,596,462
  General and administrative expenses            5,462,452         4,387,253       2,619,034
  Write down of software development costs         120,853                --              --
  Impairment of test passage bank (Note 5)         685,722                --              --
  Loan loss recovery  (Note 6)                          --                --        (200,000)
                                               -----------       -----------      ----------

Total operating expenses                         9,080,329         6,893,187       4,015,496
                                               -----------       -----------      ----------

Income (loss) from operations                   (1,166,393)          953,313         366,514

Other income (expense):
  Gain (loss) on sale of assets                     26,241           (10,723)          2,689
  Other income                                       2,514             5,883              --
  Interest expense                                (817,415)         (818,710)       (253,829)
  Investment income                                 56,237           128,190          44,833
                                               -----------       -----------      ----------

Income (loss) before income taxes               (1,898,816)          257,953         160,207

Income taxes (benefit) (Note 15)                 (778,699)            77,196          29,005
                                               -----------       -----------      ----------

Net income (loss)                              (1,120,117)           180,757         131,202

Other comprehensive loss, net of tax:
  Unrealized holding loss on securities
     arising during the period                         --             (5,924)         (2,677)
                                              -----------        -----------      ----------

Total comprehensive income (loss)             $(1,120,117)       $   174,833      $  128,525
                                              ===========        ===========      ==========

Weighted average shares outstanding
  Basic                                         2,438,167          2,141,801       2,127,051
  Diluted                                       2,438,167          2,345,449       2,180,259

Earnings (loss) per share
  Basic                                       $      (.46)       $       .08      $      .06
  Diluted                                     $      (.46)       $       .08      $      .06

See notes to consolidated financial statements.



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                     Accumulated
                                                  Additional              Stock         Unearned     Other
                Preferred Stock    Common  Stock    Paid-in     Deferred  Subscriptions Compensatory Comprehensive Retained
                Shares    Amount   Shares  Amount   Capital     Interest  Receivable    Stock        Income        Earnings
                ------    ------   ------  ------   -------     --------  ----------    -----        ------        --------



Balance at
 November 1,
  1997, as
  previously
  reported        1,500   $  --    8,389,322  $839   $4,365,875   $     --     $(14,350)   $(107,046)  $  8,601     $1,975,633

  One-for-four
   stock split
    effected on
    March 4, 1999    --      --   (6,291,996) (630)         630         --           --           --         --             --
                  -----   -----   ----------- -----  ----------   --------     ---------   ---------   --------     ----------

Balance at
 November 1,
  1997, as
  adjusted        1,500      --    2,097,326   209    4,366,505         --      (14,350)    (107,046)     8,601      1,975,633

  Proceeds from
   exercise of
    options          --      --       19,475     2       52,777         --           --           --         --             --
  Proceeds from
   exercise of
    warrants         --      --       25,000     3       45,122         --           --           --         --             --
  Deferred
   interest
    on debt
    securities       --      --           --    --      588,075   (588,075)          --           --         --             --
  Net unrealized
   gain (loss)
    on marketable
    securities       --      --           --    --           --         --           --           --     (2,677)            --
  Financial
   advisory
    services         --      --           --    --           --         --           --       69,859         --             --
  Net income         --      --           --    --           --         --           --           --         --        131,202
                  -----    ----      -------  ----     --------  ---------        -----      -------    -------       --------

Balance at
 October 31,
  1998            1,500      --    2,141,801   214    5,052,479   (588,075)     (14,350)     (37,187)     5,924      2,106,835

  Redemption
   of preferred
    shares       (1,500)     --           --    --           --         --           --           --         --             --
  Receipt of
   stock
    subscriptions    --      --           --    --           --         --       14,350           --         --             --
  Financial
   advisory
    services         --      --           --    --           --         --           --       17,222         --             --
  Interest
   expense           --      --           --    --           --    117,615           --           --         --             --
  Net unrealized
   gain (loss) on
    marketable
    securities       --      --           --    --           --         --           --           --     (5,924)            --
  Net income         --      --           --    --           --         --           --           --         --        180,757
                  -----    ----      -------  ----     --------   --------        -----      -------    -------       --------

Balance at
 October 31,
  1999               --      --    2,141,801   214    5,052,479   (470,460)          --      (19,965)        --      2,287,592

  Issuance on
   conversion of
   subordinated
   debentures        --      --      417,652    42      469,817         --           --           --         --             --
  Financial
   advisory
    services         --      --           --    --           --         --           --        9,357         --             --
  Interest
   expense           --      --           --    --           --    117,937           --           --         --             --
  Net (loss)         --      --           --    --           --         --           --           --         --     (1,120,117)
                  -----    ----      -------  ----     --------   --------        -----      -------    -------       --------

Balance at
 October 31,
  2000               --   $  --    2,559,453  $256    $5,522,296 $(352,523)      $   --    $(10,608)    $    --    $ 1,167,475
                  =====   =====    =========  ====    ========== =========       ======    ========     =======    ===========


See notes to consolidated financial statements.



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Page 1 of 2

                                                             Fiscal Years Ended October 31,
                                                        2 0 0 0         1 9 9 9        1 9 9 8
                                                        -------         -------        -------
OPERATING ACTIVITIES
Net income (loss)                                     $(1,120,117)     $  180,757    $ 131,202
Adjustments to reconcile net income (loss)
   to net cash provided by (used from)
   operating activities:
     Depreciation and amortization                      1,067,472         969,498      650,869
     Deferred interest                                    117,937         117,615           --
     Deferred income taxes                               (830,926)        (25,251)     (54,426)
     Financial advisory services                            9,357          17,222       69,859
     Write down of software development costs             120,853              --           --
     Impairment of test passage bank                      685,722              --           --
     Bad debt expense                                     469,375         192,594           --
     Gain (loss) on sale of assets                        (26,241)         12,231       (2,689)
     Write off of terminated acquisition costs            157,493              --           --
Changes in operating assets and liabilities:
     Accounts receivable                                 (142,785)        (24,884)    (484,243)
     Tuition receivable                                (1,027,003)       (638,318)          --
     Inventories                                         (124,313)          6,528     (118,642)
     Prepaid expenses                                     (61,527)        (16,671)     207,704
     Other assets                                         (15,173)         13,401       (3,293)
     Accounts payable and accrued expenses                358,921        (859,237)     500,418
                                                      -----------      ----------    ---------

   NET CASH FLOWS FROM OPERATING ACTIVITIES              (360,955)        (54,515)     896,759
                                                      -----------      ----------    ---------

INVESTING ACTIVITIES
     Test passage bank and test development              (564,700)       (482,799)       (230,838)
     Software development costs                           (93,529)        (52,424)        (68,045)
     Prepublication costs                                (128,844)       (122,698)             --
     Purchase of marketable securities                         --        (175,000)             --
     Proceeds from sale of marketable securities          175,000         370,000         535,000
     Proceeds from sale of assets                          50,000          13,200              --
     Acquisition of subsidiaries                               --      (1,939,648)             --
     Deferred acquisition costs                                --        (157,493)       (353,406)
     Acquisition of fixed assets                         (129,640)       (334,773)       (163,744)
                                                      -----------      ----------    ---------

   NET CASH FLOWS FROM INVESTING ACTIVITIES              (691,713)     (2,881,635)       (281,033)
                                                      -----------      ----------    ---------

See notes to consolidated financial statements.



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                Page 2 of 2

                                                             Fiscal Years Ended October 31,
                                                        2 0 0 0         1 9 9 9        1 9 9 8
                                                        -------         -------        -------
FINANCING ACTIVITIES
  Loan origination costs                                      --              --       (231,307)
  Deferred offering costs                                     --              --         (1,750)
  Proceeds from exercise of warrants                          --              --         46,875
  Proceeds from exercise of options                           --              --         52,779
  Stock subscription received                                 --          14,350             --
  Repayment of capital lease obligations                 (13,149)         (5,790)            --
  Net proceeds from loan payable                         697,748              --       (343,804)
  Loan from officer                                       60,000              --             --
  Proceeds from long-term debt                                --              --      4,000,000
  Repayment of long-term debt                           (320,736)       (911,747)      (314,953)
                                                      ----------      ----------     ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 423,863        (903,187)     3,207,840
                                                      ----------      ----------     ----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS            (628,805)     (3,839,337)     3,823,566

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                               1,140,893       4,980,230      1,156,664
                                                      ----------      ----------     ----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                   $   512,088      $1,140,893     $4,980,230
                                                     ===========      ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                           $   824,852      $  741,673     $  260,114
                                                     ===========      ==========     ==========

  Income taxes                                       $   102,982      $   70,786     $   60,502
                                                     ===========      ==========     ==========

  Noncash investing and financing activities:

  Conversion of debt to common stock                 $   469,859      $       --     $       --
                                                     ===========      ==========     ==========

  Deferred interest on issuance of warrant           $        --      $       --     $  588,075
                                                     ===========      ==========     ==========

  Assets acquired under capital lease obligations    $        --      $   32,571     $       --
                                                     ===========      ==========     ==========

SUMMARY OF ACQUIRED SUBSIDIARIES:
  Assets acquired consisting primarily of goodwill   $        --      $6,916,234     $       --
  Liabilities assumed                                         --       3,562,828             --
                                                     -----------      ----------     ----------

    Net purchase price                               $        --      $3,353,406     $       --
                                                     ===========      ==========     ==========

See notes to consolidated financial statements.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Touchstone Applied Science Associates, Inc. (the "Company"), was originally incorporated in the State of New York in 1976. In August 1991, the Company changed its corporate domicile to Delaware by merger into a Delaware corporation created exclusively for that purpose. The Company develops, publishes and distributes a proprietary line of reading tests specifically to meet clients' measurement specifications to elementary and secondary schools, colleges and universities throughout the United States. In January 1997, the Company purchased the outstanding capital stock of Beck Evaluation & Testing Associates, Inc. ("BETA"), a company which designs tests and evaluates assessment needs for schools, school districts and test and textbook publishers throughout the United States (Note 2). In May 1997, the Company formed a wholly-owned subsidiary, Modern Learning Press, Inc. ("MLP"), which purchased certain assets of Programs for Education, Inc., a company which designs, publishes and distributes "consumable" student workbooks for grades K-6 and creates and publishes books and pamphlets for elementary school teachers and parents throughout the United States (Note 2). In July 1998, the Company formed a wholly-owned subsidiary, TASA Educational Services Corporation ("TESC"), which was established to manage the Company's educational delivery business. In November 1998, TESC formed a wholly-owned subsidiary, MESI Acquisition Corp. ("MESI"), which purchased substantially all of the operating assets of the Mildred Elley School, Inc. ("Former Elley") (Note 2). In June 2000, MESI changed its name to Mildred Elley School, Inc. ("Elley").

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BETA, MLP, TESC and its wholly-owned subsidiary Elley. All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the presentation of the fiscal year ended October 31, 2000.

Goodwill
--------

Included in the purchase of the Company's subsidiaries was goodwill totaling $374,067 for BETA, $2,490,864 for MLP and $3,408,776 for
Elley. This goodwill is being amortized over a period of fifteen years for BETA and MLP and thirty years for Elley. In July 1997, the Company deemed goodwill purchased in the MLP transaction totaling $2,002,674 to be impaired based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Accordingly, goodwill was reduced to fair value. The Company will continue to evaluate goodwill for potential impairment.

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

Marketable Securities
---------------------

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to account for marketable securities. Under this standard, certain investments in debt and equity securities are reported at fair value. The Company's marketable securities, which consist primarily of investment grade bonds, are being reported as available for sale securities. The market value of these securities at October 31, 2000 and 1999 is as follows:

                                            October 31,
                                     2 0 0 0          1 9 9 9
                                     -------          -------

Aggregate cost                      $     --         $ 175,000
Gross unrealized gain                     --                --
Gross unrealized loss                     --                --
Loans collateralized by securities        --                --
                                    --------         ---------

                                    $     --         $ 175,000
                                    ========         =========

All of these securities mature within one through five years. Cost of the securities used in the computation of realized gains and losses is determined using the specific identification method.
During the fiscal years ended October 31, 2000, 1999 and 1998, respectively, bonds with an aggregate face value of $0, $370,000 and $535,000 matured, resulting in a realized gain on these securities of $0, $1,906 and $2,689, respectively.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                  AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------

Accounts Receivable
-------------------

Accounts receivable have been presented net of allowance for doubtful accounts. Prior to Fiscal 2000, the Company had experienced virtually no trade bad debts and, thus, no allowance had been previously provided for.

Tuition Receivable
------------------

Elley provides alternate financing arrangements for those students who do not qualify for Federal and state financial aid to cover their tuition. Since student contracts acquired as part of the Elley acquisition, as well as self-funded students who entered school subsequent thereto, have varying repayment terms which extend beyond the next twelve-month period, these receivables have been classified as current and non-current.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. The Company provides for depreciation generally on an accelerated method (double-declining balance) for personal property and on the straight-line method for real property, by charges to income at rates based upon estimated recovery periods as follows:

         Building                            31-1/2 years
         Building improvements               15 to 31-1/2 years
         Leasehold improvements              39 years
         Furniture, fixtures and equipment   5 to 7 years
         Automobiles                         5 years

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                  AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Income Taxes
------------

The Company has elected to file a consolidated Federal income tax return with its subsidiaries. The Company's deferred income taxes arise principally from the differences in the recording of expenses relating to the test passage bank and test development (Note 5), differences relating to the reporting of goodwill by the Company's subsidiaries, and net operating losses. Income taxes are reported based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

Software Development
--------------------

The Company accounts for costs associated with the development of software products pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Pursuant to these rules for product development, the work performed prior to the determination of technological feasibility is treated as research and development costs and is expensed as incurred. From the point a project obtains technological feasibility until it is ready for sale, the payroll and payroll-related charges and any direct material costs are capitalized. Capitalization of computer software costs is discontinued when the product is available to be sold. During Fiscal 2000, the Company, pursuant to the provisions set forth in SFAS No. 86, determined that the unamortized software development costs associated with certain of its saleable computer software products exceeded net realizable value by approximately $121,000.
Accordingly, the Company wrote down these costs to net realizable value as of October 31, 2000.

During Fiscal 1999, the Company adopted Statement of Position
("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as issued by The American Institute for Certified Public Accountants. Pursuant to this statement, costs incurred during the preliminary stage of a project to design computer software for internal use are expensed as incurred. Once such a project enters its development stage, the payroll and payroll-related charges and any direct material costs are capitalized. Capitalization of these computer software development costs is discontinued when the project enters its post-implementation/operation stage.

As of October 31, 2000 and 1999 unamortized software development costs totaled approximately $140,000 and $313,000, respectively, and were included as a component of other assets within the Company's balance sheets.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Amortization
------------

Loan origination costs and mortgage costs (see Note 11) are amortized using the straight-line method over the term of the indebtedness. Other capitalized costs are amortized using the straight-line method over a period of five (5) years for software development, seven (7) years for non-compete agreements, seven to eleven (7 - 11) years for test passage bank and test development costs, and fifteen to thirty (15 - 30) years for goodwill. Amortization expense totaled $826,658, $729,219 and $507,387 for the fiscal years ended October 31, 2000, 1999 and 1998, respectively.

Reverse Stock Split
-------------------

All common shares and per share amounts have been adjusted to give retroactive effect to a one-for-four reverse stock split effected on March 4, 1999.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts/tuition receivable. The Company maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2000 and 1999, the Company's uninsured cash balances totaled $280,213 and $541,721, respectively. The Company performs periodic reviews of the relative credit rating of its banks to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

As part of the acquisition of Elley, the Company acquired unsecured student loans which are being reflected at net realizable value. Additionally, the Company initiated student loans during the fiscal years ended October 31, 2000 and 1999. The risk of loss to the Company is the balance owed by the student at the time of default. The Company plans to monitor these loans as closely as possible to mitigate the potential risk.

Revenue Recognition
-------------------

Revenues from the Company's sales of its proprietary tests and other assessment-related products, as well as from its instructional materials, are recognized when product is shipped from the Company's warehouse. Assessment consulting revenues are recognized when the consulting services are rendered. Tuition revenues from the Company's educational delivery division are recognized at the point in time in which the Company has no exposure to future tuition refunds associated with the respective academic semester.

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and make disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2000 and 1999, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings (loss) per Share
-------------------------

Earnings (loss) per share for each of the fiscal years ended October 31, 2000, 1999 and 1998 were computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company had a net loss for the fiscal year ended October 31, 2000 and, accordingly, common stock equivalents are excluded from this computation as the effect would be anti-dilutive.

Marketing and Promotional Costs
-------------------------------

Marketing and promotional costs are expensed as incurred and aggregated $1,080,646, $1,012,491 and $644,471 for the fiscal years ended October 31, 2000, 1999 and 1998, respectively.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Regulatory Compliance
---------------------

As an educational institution, Elley is subject to licensure from various accrediting and state authorities and other regulatory requirements of the United States Department of Education. As of October 31, 2000 and 1999, Elley was in compliance with all such requirements.

Recently Issued Accounting Standards
------------------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes". Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101 and, accordingly, the Company will adopt this pronouncement during its fiscal year ended October 31, 2001.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board ("APB")
Opinion No. 25, "Stock Issued to Employees".
Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted this pronouncement during the current fiscal year and for the fiscal year periods subsequent hereto.

NOTE 2 - BUSINESS ACQUISITIONS
------------------------------

Beck Evaluation and Testing Associates, Inc.
--------------------------------------------

In January 1997, the Company acquired all the outstanding capital stock of BETA. The purchase price consisted of $130,000 paid in cash, $150,000 payable in promissory notes, bearing interest at the rate of 8 1/4% per annum and maturing on January 2, 1999, and 150,000 shares of the Company's common stock. Additionally, the former stockholder and officer of BETA has the option to repurchase all of the outstanding capital stock of BETA from the Company for a period of six years, but may not exercise the option in the first three years unless certain conditions relating to his termination of employment are met. The acquisition is accounted for using the purchase method of accounting and, accordingly, the Company's financial statements include the operations of BETA from the date of acquisition.

Modern Learning Press, Inc.
---------------------------

In May 1997, a newly-formed wholly-owned subsidiary of the Company, MLP, purchased certain assets of Programs for Education, Inc. In addition to assuming certain liabilities, MLP purchased the assets for $3,200,000. The purchase price paid by MLP consisted of $2,200,000 in cash and a secured promissory note for $1,000,000 bearing interest at a rate of one percent (1%) above prime rate (9 1/2% at October 31, 2000) but in no event less than nine percent (9%) per annum and payable in equal quarterly installments over a five-year period (Note
9). The promissory note is secured by certain titles transferred to MLP and is guaranteed by the Company. Among other provisions, the purchase includes a non-compete agreement with the previous owner prohibiting him or any party related to him from competing with the Company for a period of seven (7) years. Included in the purchase price were consulting fees to the former owner for a period of one year. In addition, the Company was required to pay a deferred bonus totaling approximately $254,000 to the previous owner payable on or before September 30, 1997 and has agreed to pay this former owner royalties on sales of certain of MLP's products, for a term of seven
(7) years following the closing of the acquisition in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, with increases each year to a maximum of $240,000 in the seventh year. The acquisition is accounted for using the purchase method of accounting and, accordingly, the Company's financial statements include the operations of MLP from the date of acquisition.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS ACQUISITIONS (Continued)
------------------------------

Mildred Elley
-------------

On November 2, 1998, a newly-formed wholly-owned subsidiary of TESC, MESI (now known as Elley) purchased substantially all of the operating assets of Former Elley. In addition to assuming certain liabilities, MESI purchased the assets for $3,000,000. The allocation of the assets purchased was revised during the fiscal year ended October 31, 1999. The purchase price paid by MESI consisted of $2,000,000 in cash and a promissory note for $1,000,000 bearing interest at a rate of eight and one-half percent (8 1/2%) per annum. Principal and interest payments are payable each quarter beginning in February of 1999 and mature in November of 2003 (Note 9). As a result of certain adjustments to the original purchase price as set forth by the asset purchase agreement, the Company, during the fiscal year ended October 31, 2000, entered into two additional notes with the shareholders of Former Elley totaling an aggregate of $149,376. The notes carry the same interest rate and maturity date of the original shareholder note. Principal and interest payments of these additional notes are payable each quarter beginning in May of 2000 (Note 9). The acquisition is accounted for using the purchase method of accounting and, accordingly, the Company's financial statements include the operations of MESI from the date of acquisition.

As a result of the Elley acquisition, TESC assumed the obligations relating to employment agreements with the majority shareholder of Former Elley and three key employees. During Fiscal 1999 the Company granted options pursuant to the Company's Amended & Restated 1991 Stock Option Incentive Plan to each of such employees to purchase an aggregate
41,250 shares of the Company's common stock at $2.88 per share, the fair market value of the Company's common stock on the date of grant.
The options may be exercised over a nine-year period commencing one year from the date of grant. As of October 31, 2000, two of the three key employees were no longer in the employ of the Company and, accordingly, an aggregate of 2,500 options were cancelled.

Pro forma Information
---------------------

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company had the transactions involving BETA, MLP and Elley occurred at the beginning of the year presented:

                                          Fiscal Year Ended October 31,
                                                     1 9 9 8
                                                     -------


Net sales                                          $11,420,114
Net income                                             10,867
Basic earnings per share                                   --
Diluted earnings per share                                 --

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or of the results which may occur in the future.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - NOTES RECEIVABLE
-------------------------

As of October 31, 2000 and 1999, the Company held two notes receivable in the aggregate amount of $159,327. The notes receivable include
(1) a $150,000 note with interest at a rate of 6.17% per annum secured by a mortgage on certain of the obligor's real property, with principal due on December 31, 2003 and (2) a $9,327 note with an annual interest rate of 8.75% requiring monthly payments of $516 consisting of principal and interest, commencing February 1, 2001.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment are summarized as follows:
                                              October 31,
                                        2 0 0 0        1 9 9 9
                                        -------         -------

Land                                  $  161,367      $  161,367
Building                               1,807,591       1,807,591
Building improvements                    522,520         512,983
Leasehold improvements                    54,457          59,876
Furniture, fixtures and equipment        921,905         827,927
Automobiles                              107,007          90,007
                                      ----------      ----------

                                       3,574,847       3,459,751

Less:  accumulated depreciation        1,628,899       1,387,170
                                      ----------      ----------

                                      $1,945,948      $2,072,581
                                      ==========      ==========

Depreciation expense for the fiscal years ended October 31, 2000, 1999 and 1998 was $240,814, $240,279 and $149,880, respectively.

Included in furniture, fixtures and equipment is $48,137 of equipment under capital leases.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - TEST PASSAGE BANK AND TEST DEVELOPMENT
-----------------------------------------------

The test passage bank is principally comprised of payroll and payroll-related costs expended in the development of test passages which are used in the creation of the Company's tests. The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's Degrees of Reading Power Test ("DRP") have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period.

During the current fiscal year, the Company deemed certain of its test passages, in the net aggregate amount of $685,722, to be impaired based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of". Accordingly, the value of these passages was reduced to zero.

NOTE 6 - LOAN LOSS RECOVERY
---------------------------

On February 1, 1994, the Company consolidated two outstanding subordinated, unsecured demand loans receivable from the Harriman
Group, Inc. ("HGI"). The notes bore interest at a rate of ten percent (10%) per annum, were payable annually, and were originally due on February 1, 2002. Additionally, if certain conditions were met, the Company had the right to accelerate the due date.

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

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LINES OF CREDIT
------------------------

As of October 31, 2000, Elley owed $200,000 to a bank, which is the maximum available under a particular line of credit promissory note. The note is collateralized by a second lien on all of Elley's corporate assets as well as the guarantees of both TESC and TASA. This note bears interest at a rate of 1.0% above the prime lending rate and was originally due on December 31, 1999. During the first quarter of the current fiscal year, the bank agreed to extend this line of credit through March 31, 2000. As of October 31, 2000, the Company had not received a further extension of the due date for this credit line and is currently pursuing such extension with the bank. The bank has the right, under the terms of the line of credit promissory note, to call the note but as of January 2, 2001 had not pursued such action.

As of October 31, 2000, Elley also owed $200,000 which is the maximum available from another line of credit promissory note with the same bank. This note is collateralized by a first lien on tuition receivables as well as the guarantees of both TESC and TASA. This note bears interest at a rate 1.0% above the prime lending rate and was originally due on December 31, 1999. During the first quarter of the current fiscal year, the bank agreed to extend this line of credit through March 31, 2000. As of October 31, 2000, the Company had not received a further extension of the due date for this credit line and is currently pursuing such extension with the bank. The bank has the right, under the terms of the line of credit promissory note, to call the note but as of January 2, 2001 had not pursued such action.

In March 2000, the Company obtained an additional line of credit totaling $750,000 from a bank. Borrowings under the line of credit accrue interest at the bank's prime rate plus one percent (1.0%) and the line expires on April 1, 2001. The line is collateralized by the Company's accounts receivable (excluding those receivables associated with the Company's wholly-owned subsidiary TESC and its related subsidiaries) and inventory and contains various financial covenants pertaining to the maintenance of working capital and debt service coverage. As of October 31, 2000, the Company was in breach of all such covenants. Under the terms of the line of credit agreement, the bank may call the line if the Company is in violation of any of these covenants. As of January 2, 2001, the bank had not waived any of the covenant requirements and the Company is currently pursuing such waiver. Borrowings under this new line aggregated $697,748 as of October 31, 2000.

NOTE 8 - MORTGAGE PAYABLE
-------------------------

In August 1997, the Company remortgaged its facilities for $1,800,000 with Middletown Savings Bank (now Hudson United Bank). Borrowings on the new mortgage incur interest at the rate of 8 1/8% per annum. The mortgage is to be repaid through equal monthly installments with a balloon payment due in Fiscal 2007 (Note 9). Proceeds from this remortgaging were used to retire all prior mortgages held on the facilities and certain short-term debt associated with the acquisition of MLP (Note 2).

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:


                                            Interest        Due           October 31,
Description                                   Rate          Date     2 0 0 0      1 9 9 9
-----------                                   ----          ----     -------      -------

Secured mortgage payable to bank in
  monthly installments of $15,196
  including interest (Note 8)                8 1/8%         2007   $1,680,764    $1,722,323

Secured note payable to stockholder of Programs
  for Education, Inc. in equal quarterly
  installments of $50,000                    Prime + 1%
  plus interest (Note 2)                     (but no less
                                             than 9%)       2002      350,000       550,000

Unsecured notes payable to stockholders
  of Former Elley in equal quarterly
  installments of $73,830 including
  interest (Notes 2 and 18)                  8 1/2%         2003      829,215       832,371

Secured note payable to bank for working
  capital requirements in equal
  monthly principal payments
  of $3,512 plus interest                    Prime + 2%     2008      325,210       367,527

Secured notes payable for equipment
  financing in equal monthly
  installments of $2,273 and
  $1,500 including interest                  Prime + 1%     2003      101,344       135,048
                                                                   ----------    ----------

                                                                    3,286,533     3,607,269

Less:  current  maturities                                            620,479       503,799
                                                                   ----------    ----------

Non-current portion                                                $2,666,054    $3,103,470
                                                                   ==========    ==========



Long-term debt matures as follows:

Fiscal year ending October 31:
                                          2001    $  620,479
                                          2002       519,788
                                          2003       425,702
                                          2004       104,317
                                          2005       109,561
                                    Thereafter     1,506,686
                                                  ----------

                  Principal payments remaining    $3,286,533
                                                  ==========

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITALIZED LEASE OBLIGATIONS
---------------------------------------

The Company is obligated under capitalized leases for certain computer and telephone equipment.

Future minimum lease payments under these capitalized lease obligations, including interest, as of October 31, 2000 are as follows:

Fiscal year ending October 31:
                                          2001       $19,164
                                          2002       $16,867
                                                     -------

                                                      36,031
                        Less: imputed interest         3,974
                                                     -------
Present value of future minimum lease payments        32,057
                     Less:  current maturities        15,950
                                                     -------

                                                     $16,107
                                                     =======

These leases have interest rates ranging from 11.9% to 14.6%.

NOTE 11- SUBORDINATED  DEBENTURE AGREEMENT
------------------------------------------

In October 1998, the Company issued debentures to Cahill Warnock Strategic Partners Fund L.P. ("CWSPF") and Strategic Associates, L.P. ("SA") for an aggregate of $4,000,000 pursuant to a Securities Purchase Agreement entered into among the parties in September 1998. These debentures are subordinate to certain senior indebtedness, which as of October 31, 2000, consisted primarily of a mortgage payable aggregating $1,680,764. Interest pursuant to the debentures is incurred at an annual rate of eight percent (8%) and is payable quarterly. The debentures, which are due in October 2003, contain provisions for the prepayment of the loan's principal. Among other provisions, the Company agreed to use the proceeds from the debentures to acquire Elley (Note 2) and other comparable educational institutions which are approved by CWSPF and SA. Additionally, the agreement contains provisions for the issuance of warrants, allowing CWSPF and SA to acquire an aggregate of 690,230 shares of the Company's common stock at $1.40 per share. These warrants are exercisable for a five-year period from designated initial dates as set forth in the debenture agreement. The value of the warrants, totaling $588,075, has been reflected as a deferred interest charge which is being amortized over the life of the agreement. The agreement calls for certain restrictive covenants, with which the Company was in compliance at October 31, 2000 and 1999.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- SUBORDINATED DEBENTURE AGREEMENT (Continued)
-----------------------------------------

During the first quarter of the current fiscal year, in consideration of CWSPF and SA's authorization to subordinate their debentures to other indebtedness incurred by the Company during the current fiscal year, the warrants were repriced to $1.125 per share. In February 2000, CWSPF and SA exercised an aggregate of 417,652 warrants for $469,859. The proceeds from the exercise were used to reduce the principal balance of the subordinated debentures.

NOTE 12 - RELATED PARTY TRANSACTIONS
------------------------------------

In July 2000, two officers of the Company loaned an aggregate of $80,000 to the Company. The loans bear interest at the prime rate and are payable on demand. In September 2000, the Company repaid loans to one of the officers totaling $20,000. At October 31, 2000, the loan payable balance has been reflected as a component of accounts payable and accrued expenses within the Company's balance sheet.

NOTE 13 - RETIREMENT PLANS
--------------------------

The Company has a qualified 401(k) Profit Sharing Plan under which eligible employees who are eighteen years of age and have completed either six months or one thousand hours of employment become participants. The Plan allows total contributions of up to fifteen percent (15%) of the eligible employee's salary through Company contributions and a salary reduction mechanism. Company contributions to the Plan are optional and accrue at the discretion of the Board of Directors. For the fiscal years ended October 31, 2000, 1999 and 1998, the Company made contributions to the profit sharing plan equal to 0%, 0% and 5%, of each employee's compensation, respectively, thereby limiting each eligible employee to contribute up to 15%, 15% and 10%, respectively.

Net assets for the Profit Sharing Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, were $1,794,313 and $1,684,666 at October 31, 2000 and 1999, respectively.

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

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - RETIREMENT PLANS (Continued)
--------------------------

Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, were $944,366 and $964,539 at October 31, 2000 and 1999, respectively.

For the fiscal years ended October 31, 2000, 1999 and 1998, pension and profit sharing costs aggregated $197,500, $174,733 and $233,181, respectively.

Subsequent to the balance sheet date, the Company revised its 401(k) Profit Sharing and Money Purchase Pension Plans. Among other provisions, the revised plans provide for modifications to eligibility requirements, a reduction in the contribution required under the former Money Purchase Pension Plan, and an employer matching component under the 401(k) Profit Sharing Plan.

NOTE 14 - STOCKHOLDERS' EQUITY
------------------------------

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

On November 16, 1992, the Company issued 1,500 shares of $.0001 par value convertible preferred shares to a voting trust, controlled by management, dated August 1992. The shares were entitled to 1,000 votes per share (3,000 votes per share after giving effect to the three-for-one stock split on September 22, 1993). The holders of the shares were also entitled to a non-cumulative dividend of $.01 per share. In September 1994, the Company exchanged the 1,500 outstanding $.0001 par value convertible preferred shares for 1,500 shares of $.0001 par value preferred shares. The new preferred shares possessed all the rights of the original issue but for the conversion privilege. Pursuant to the Subordinated Debenture Agreement between the Company and CWSPF and SA (Note 11), the 1,500 shares of the outstanding preferred stock were redeemed in November 1998.

Amended and Restated 1991 Stock Option Incentive Plan
-----------------------------------------------------

The Company has adopted an Amended and Restated 1991 Stock Option Incentive Plan (the "A&R Plan") whereby options to purchase up to an aggregate of 625,000 shares of common stock, may be granted to officers, key employees, directors, and consultants of the Company. Subject to the terms of the A&R Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 50,000 shares in any one fiscal year. All options are 100% vested after twelve months and may be exercised for a nine-year period commencing one year from the date of the grant. The exercise price of an option granted under the Plan may not be less than the fair market value of the Company's common stock on the date of the grant.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Stock option incentive plan activity is summarized as follows:

                                                        Option Price
                                          Shares        Per Share
                                          ------        ---------

Options outstanding - November 1, 1998    380,988       $2.12  - $11.00
Granted                                   125,625       $1.438 - $3.25
Canceled                                  (45,500)      $2.876 - $4.252
Exercised                                      --       --
                                          -------

Options outstanding - October 31, 1999    461,113       $1.438 - $11.00
Granted                                   113,275       $1.688 - $2.125
Canceled                                  (76,350)      $1.668 - $11.00
Exercised                                      --       --
                                          -------

Options outstanding - October 31, 2000    498,038       $1.438 - $11.00
                                          =======

Options exercisable - October 31, 2000    390,838
                                          =======

2000 Stock Incentive Plan
-------------------------

In February of Fiscal 2000, the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") which supercedes the A&R Plan. Options outstanding under the A&R Plan at October 31, 2000 will remain effective until forfeited, cancelled, or expired without exercise. The 2000 Plan calls for options to purchase up to an aggregate of 300,000 shares of the Company's common stock plus such additional shares as becomes available under the A&R Plan by reason of forfeiture of awards granted thereunder or cancellation or expiration of such shares without exercise, and may be granted to officers, key employees, directors, and consultants of the Company.
 Subject to the terms of the 2000 Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 150,000 shares in any three fiscal-year period. All options are 100% vested after twelve months and may be exercised for a nine-year period commencing one year from the date of grant. The exercise price of an option granted under the 2000 Plan may not be less than the fair market value of the Company's common stock on the date of grant. There were no options granted, canceled, or exercised under the 2000 Plan during Fiscal 2000, and accordingly, there were no options outstanding or exercisable as of October 31, 2000.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Directors Stock Option Plan
---------------------------

In 1996, the Company adopted a Directors Stock Option Plan (the "DSO Plan") whereby options may be granted to purchase up to an aggregate of 25,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company or otherwise eligible to receive awards under the A&R Plan. Pursuant to the DSO Plan, eligible directors would receive an option to purchase 1,250 shares of the Company's common stock on the date the director first becomes eligible. The eligible director would subsequently receive an option to purchase 625 shares of the Company's common stock on the date of each succeeding annual meeting of the stockholders, unless the director's term ends on or before that date. Each option granted is exercisable at the fair market value of the Company's common stock on the date granted, and may be exercised for a nine-year period commencing one year from the date of the grant.

In February 2000, the Company adopted an amendment to the DSO Plan increasing the number of options, which may be granted under the DSO Plan, to an aggregate of 75,000 shares. The amendment also increased the number of shares of the Company's common stock to be subject to the automatic grants made to directors from 1,250 shares to 5,000 shares upon first being elected to the Board of Directors of the Company and 625 shares to 2,500 shares upon each re-election to the Board of Directors.

Directors stock option plan activity is summarized as follows:

                                                        Option Price
                                          Shares        Per Share
                                          ------        ---------

Options outstanding - November 1, 1998     6,250        $2.876 - $8.75
Granted                                    3,125        $2.00  - $2.252
Canceled                                  (2,500)       $2.876 - $8.75
Exercised                                     --        --
                                          ------

Options outstanding - October 31, 1999     6,875        $2.000 - $7.85
Granted                                   12,500        $1.50  - 3.188
Canceled                                      --        --
Exercised                                     --        --
                                          ------

Options outstanding - October 31, 2000    19,375        $1.50  - $7.85
                                          ======

Options exercisable - October 31, 2000     6,875
                                          ======

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Consultants Stock Incentive Plan
--------------------------------

The Company has adopted a Consultants Stock Incentive Plan (the "CSI Plan") whereby options to purchase up to 50,000 shares of the Company's common stock may be granted to consultants or advisors of the Company. Subject to the terms of the CSI Plan, a committee of the Board of Directors is authorized to select participants and determine the number of shares covered by each option, its exercise price and other terms. The exercise price, however, may not be less than the fair market value of the Company's common stock on the date of the grant.


Consultants stock incentive plan activity is summarized as follows:

                                                        Option Price
                                          Shares        Per Share
                                          ------        ------------

Options outstanding - November 1, 1998    38,750        $1.752 - $3.28
Granted                                       --        --
Canceled                                 (35,000)       $1.752 - $3.28
Exercised                                     --        --
                                         -------

Options outstanding - October 31, 1999     3,750        $1.752 - $1.76
Granted                                       --        --
Canceled                                      --        --
Exercised                                     --        --
                                         -------

Options outstanding - October 31, 2000     3,750        $1.752 - $1.76
                                         =======

Options exercisable - October 31, 2000     3,750
                                         =======

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Stock Based Compensation
------------------------

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied. The pro forma net loss and loss per share for the fiscal years ended October 31, 2000, 1999 and 1998 would have been $(1,181,682) and $(.48), $(26,008) and
$(.01) and $(136,889) and $(.06), respectively had the new method been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended October 31, 2000, 1999 and 1998, respectively: expected volatility of 83%, 70% and 80%, respectively; risk free interest rate of 6 1/2%, 6 3/4%, and 6 3/4%, respectively; and expected lives of 5 to 10 years.

The effects of applying SFAS No. 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996.
Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

Compensatory Stock
------------------

In December 1996, the Company entered into a written consulting agreement with a financial consulting firm for a five-year period.
The consultant is to receive 25,000 shares of the Company's common stock in exchange for consulting services. The cost of these services has been valued at $46,875 and is being expensed over the term of the agreement or five years.

In February 1997, the Company entered into a written consulting agreement with a financial consulting firm for a two-year period. The consultant is to receive 25,000 shares of the Company's common stock and warrants to purchase 62,500 shares of the Company's common stock for $1.876 per share, exercisable over a period of five years, in exchange for consulting services. The cost of these services has been valued at $46,875 and has been fully expensed as of October 31, 1999. In December 1997, warrants to purchase 25,000 shares of the Company's common stock were exercised.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Compensatory Stock (Continued)
------------------

In March 1997, the Company entered into a written consulting agreement with a financial consulting firm for a one-year period. Pursuant to that agreement, the consultant received warrants to purchase 62,500 shares of the Company's common stock at $2.00 per share, exercisable over a period of five years, in exchange for consulting services.

In August 1997, the Company entered into written consulting agreements with two financial consulting firms for one-year terms. The consultants are each to receive 12,500 shares of the Company's common stock and warrants to purchase 31,250 shares of the Company's common stock for $1.876 per share, exercisable over a period of five years, in exchange for consulting services. The cost of these services for each consultant has been valued at $23,438 and has been fully expensed as of October 31, 1998.

The amount of unearned compensation related to the shares issued under these agreements is being reflected as a reduction of stockholders' equity.

NOTE  15 - INCOME TAXES
-----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:

                                                       October 31,
                                                2 0 0 0          1 9 9 9
                                                -------          -------
  Deferred tax assets:
      Goodwill                                 $  581,168       $ 684,045
      Net operating loss                          489,764              --
      Bad debt allowance                          271,401              --
      Other                                        37,539              --
                                               ----------       ---------

  Gross deferred tax assets                     1,379,872         684,045
                                               ----------       ---------

  Deferred tax liability:
      Test passage bank and test development     (133,537)       (268,645)
                                               ----------       ---------

  Gross deferred tax liability                   (133,537)       (268,645)
                                               ----------       ---------

  Net deferred tax assets                      $1,246,335       $ 415,400
                                               ==========       =========

The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - INCOME TAXES (Continued)
----------------------

The Company's income tax expense consists of the following:


                                                  Fiscal Years Ended October 31,
                                           2 0 0 0           1 9 9 9            1 9 9 8
                                           -------           -------            -------
  Current:
      Federal                              $  24,616        $ 88,259           $ 36,353
      State                                   27,611          14,188             47,078
                                           ---------        --------           --------

                                              52,227         102,447             83,431
                                           ---------        --------           --------
  Deferred:
      Federal                               (639,627)        (17,355)           (33,396)
      State                                 (191,299)         (7,896)           (21,030)
                                           ---------        --------           --------

                                            (830,926)        (25,251)           (54,426)
                                           ---------        --------           --------

  Provision (benefit) for income taxes     $(778,699)       $ 77,196           $ 29,005
                                           =========        ========           ========


A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate is as follows:

                                                  Fiscal Years Ended October 31,
                                                    2 0 0 0   1 9 9 9   1 9 9 8
                                                    -------   -------   -------

U.S. Federal income tax statutory rate              (34)%       34%       34%

State income tax, net of Federal income tax benefit  (7)         7         7

Other - including tax free income, goodwill
         and net operating losses                    --        (11)      (23)
                                                    ---        ---       ---

Effective tax rate                                  (41)%       30%       18%
                                                    ====       ===       ===

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - EMPLOYMENT AGREEMENTS
-------------------------------

The Company has employment agreements with several of its key employees. The agreements are for varying terms ranging from one to three years and are automatically extended each year unless the Company notifies the employee, in writing, ranging from at least 60 to 180 days prior to the anniversary date, that the agreement will not be extended.

Each agreement calls for a base salary, which may be adjusted annually at the discretion of the Company's Board of Directors, and also provides for eligibility in the Company's benefit plans, incentive bonuses which are payable based upon the attainment of certain profitability goals, and key man insurance. Among other provisions, the agreements include a non-compete clause for varying periods not exceeding three years following termination of employment.

The aggregate commitment for future salaries as of October 31, 2000, excluding bonuses, is as follows:

Fiscal year ending October 31:
                                          2001    $1,098,879
                                          2002       791,900
                                          2003       566,900
                                          2004       121,467
                                                  ----------

                                                  $2,579,146
                                                  ==========

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17- SEGMENT INFORMATION
----------------------------


                                      Assessment    Delivery    Instructional     Total
                                      ----------    --------    -------------     -----

Fiscal Year Ended October 31, 2000:

Revenues                              $4,897,923   $5,150,496    $2,785,497    $12,833,916
Interest and dividend income                 962       52,191         3,084         56,237
Interest expense                         180,789      592,605        44,021        817,415
Depreciation and amortization            685,242      242,865       139,365      1,067,472
Income before income taxes              (842,276)    (977,652)      (78,888)    (1,898,816)
Total segment assets                   6,759,378    6,858,143     2,556,857     16,174,378
Expenditures for segment assets          706,081       47,651       162,981        916,713

Fiscal Year Ended October 31, 1999:

Revenues                              $4,591,542   $5,297,127    $2,427,577    $12,316,246
Interest and dividend income              18,653      104,823         4,714        128,190
Interest expense                         155,938      604,653        58,119        818,710
Depreciation and amortization            652,547      198,437       118,514        969,498
Income before income taxes              (332,720)     373,258       217,415        257,953
Total segment assets                   7,391,695    6,448,113     2,544,609     16,384,417
Expenditures for segment assets          777,176       81,391       134,127        992,694

Fiscal Year Ended October 31, 1998:

Revenues                              $4,123,235   $       --    $2,193,879    $ 6,317,114
Interest and dividend income              34,401        2,222         8,210         44,833
Interest expense                         173,437           --        80,392        253,829
Depreciation and amortization            419,818           --       231,051        650,869
Income before income taxes                45,983        2,198       112,026        160,207
Total segment assets                   7,378,923    4,002,298     2,693,419     14,074,640
Expenditures for segment assets          445,880           --        16,747        462,627



Included in the assessment segment reporting are corporate overhead expenses of approximately $500,000, $690,000 and $798,000 for the fiscal years ended October 31, 2000, 1999 and 1998, respectively.

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the fiscal years ended October 31, 2000, 1999 and 1998, is not considered material to the financial statements.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Rental Commitments
------------------

Three of the Company's subsidiaries lease office and warehouse space under non-cancelable operating leases. The following is a schedule of future minimum rental commitments as of October 31, 2000:

     Fiscal Year Ending October 31,
                   2001                $  406,070
                   2002                   378,378
                   2003                   374,282
                   2004                   375,225
                   2005                   362,132
             Thereafter                   891,452
                                       ----------

                                       $2,787,539
                                       ==========

Net rental expense totaled $481,774, $411,523 and $29,144 for the fiscal years ended October 31, 2000, 1999 and 1998, respectively.

In addition, the Company has entered into various operating leases for equipment and automobiles which require monthly payments aggregating $8,123. The last of these leases expires during Fiscal 2004.

Alleged Default on Notes and Loans Payable
------------------------------------------

In August 2000, the Company received a letter from Faith Takes, a shareholder of Former Elley and, currently, the President and Chief Executive Officer of Elley, alleging certain defaults in the payment of amounts due and payable under the Asset Purchase
Agreement between the Company, Elley and Former Elley and the accompanying promissory notes of Elley. Such demand letter also alleges additional defaults by Elley in the employment agreement between Elley and Ms. Takes. The amounts demanded by Ms. Takes aggregate approximately $985,000 plus interest, attorneys' fees and late fees. The Company believes that it has significant defenses and counterclaims, as set forth in the terms of the Asset Purchase Agreement with Former Elley, to such allegations and is currently pursuing resolution of these issues. As of October 31, 2000, the aggregate amount demanded by Ms. Takes has been included within the Company's financial statement as a component of long-term debt and the current portion thereof, and accounts payable and accrued expenses
(See Note 9).

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------

Alleged Default on Notes and Loans Payable (Continued)
------------------------------------------

The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% subordinated debentures, in the outstanding principal amount of $3,530,141 currently held by CWSPF
and SA.   As of October 31, 2000, the Company has not received a
notice of default from CWSPF and SA (See Note 11).

Termination of Former Employee
------------------------------

In January 2000, a former employee of Elley commenced an action against the Company, Elley and an executive officer of Elley in the Supreme Court of the State of New York in the county of Albany.
The complaint alleges claims of wrongful termination of employment and seeks damages in the approximate amount of $300,000 as compensation for lost earnings under the employee's former employment contract. The Company believes that the allegations are without merit and is vigorously defending the action. The Company maintains directors and officers liability insurance which, subject to a policy deductible, insures the defendant officer, but not the Company, against such claims.

NOTE 19 - STATE AND FEDERAL EDUCATION DEPARTMENT AUDITS
-------------------------------------------------------

State Education Department Audit
--------------------------------

Elley is currently undergoing an audit conducted by the New York
State Education Department ("SED") relating to its involvement in the New York State Tuition Assistance Program ("TAP"). In August
2000, Elley was notified that the SED had reached a preliminary determination of a maximum liability totaling $350,000 based on its initial findings. Elley has the right to respond to this determination before it is finalized. Accordingly, during September 2000, Elley responded to the SED's determination and believes that its response will mitigate the SED's proposed maximum liability. This response is currently under review with the SED. In addition, the Company believes it has the right of indemnification, for a portion of this proposed liability, against the initial purchase price of the assets of Former Elley, now dissolved, as set forth in the terms of the Asset Purchase Agreement with Former Elley. As a result of Elley's response to the SED and the Company's right of indemnification under the terms of the purchase agreement with Former Elley, the Company has accrued $100,000, as of October 31, 2000, which the Company believes represents its portion of the SED's proposed liability (See
Note 18).

United States Department of Education Audit
-------------------------------------------

Elley is also currently undergoing an audit conducted by the United States Department of Education ("DOE") relating to its involvement in the Federal government's Title IV funding program. As of October 31, 2000, the
Company was still awaiting a final determination by the DOE.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20 - TERMINATED ACQUISITIONS
---------------------------------

During the first quarter of the current fiscal year, the Company, through its wholly-owned subsidiary, TESC, signed a letter of intent to acquire all of the outstanding common stock of the DuBois Business College ("DBC"), a Pennsylvania-based, two-year degree granting business college, and substantially all of the assets and certain liabilities of Kenawell Technologies, LLC ("KTL"), a limited liability company which holds several of the real properties of DBC, for $3,200,000. In March 2000, after performing its due diligence review, the Company terminated this letter of intent. As a result of this terminated letter of intent and other failed potential acquisitions during the current fiscal year, the Company wrote off approximately $250,000 in professional fees and other due diligence-related costs as of October 31, 2000. These costs have been included as a component of general and administrative expenses within the Company's current fiscal year financial statements.

NOTE 21 - SUBSEQUENT EVENTS
---------------------------

Reentry Into Federal Guaranteed Student Loan Program
----------------------------------------------------

In December 2000, the Company was notified by the DOE that Elley had been approved to reenter the Federal Guaranteed Student Loan Program ("FGSLP") effective immediately. The Company believes that reentering the FGSLP will assist in further increasing student enrollment since the FGSLP will provide an additional financial source of funding for those students who have not set aside educational funds to attend
college.   The Company also believes that reentering the FGSLP will
assist in expediting the inflow of cash since the FGSLP will mitigate the requirement of Elley to provide alternate financing arrangements for those students who previously would have received tuition funding through the FGSLP.

Potential NASDAQ Delisting
--------------------------

On January 2, 2001, the Company received a notice from NASDAQ stating that the Company had failed to meet the continued listing requirement of the Small Cap Market because the price of the Company's common stock had been less than $1.00 for thirty consecutive trading days. The Company has ninety days to rectify this deficiency, which will require that the Company's common stock close at a price of $1.00 or more for ten consecutive trading days. If the Company is unable to satisfy this criterion, the Company's common stock will be delisted from the Small
Cap Market, and will be eligible for trading on the NASDAQ Electronic Bulletin Board.

                              SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

January 29, 2001          By:  /s/ ANDREW L. SIMON
                                -------------------------------------
                                Andrew L. Simon
                                President and Chief Executive
                                Officer (principal executive officer)



January 29, 2001          By:  /s/ DENISE M. STEFANO
                                -------------------------------------
                                Denise M. Stefano
                                Chief Financial Officer (principal
                                financial officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman     January 29, 2001
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director            January 29, 2001
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director            January 29, 2001
-------------------------
    Steven R. Berger

/s/ JOSEPH A. FERNANDEZ              Director            January 29, 2001
-------------------------
    Joseph A. Fernandez

/s/ LINDA G. STRALEY                 Director            January 29, 2001
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director            January 29, 2001
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director            January 29, 2001
-------------------------
    David L. Warnock