Form 10KSB/A
period 2000-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2001-03-16
CIK 726603

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
Yes           	No
   ---------    ----------

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 17, 2001, 2,559,453 shares of Common Stock, par value $.0001 per share.

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

            TASA Revenues Breakdown (in thousands of dollars) and % of
                           Year-To-Year Change


                                             Fiscal Year Ended October 31,
                          ---------------------------------------------------------------
                           1998-
                           2000           2000             1999               1998
                           ----           ----             ----               ----

                             %                 %                  %                    %
                           Change     $     Change      $       Change      $        Change
                           ------    ---    ------     ---      ------     ---       ------



Assessment Products
and Services Revenues..     19%    $4,897.9    7%     $4,591.5    11%    $4,123.2     32%

Educational Delivery
Revenues.............       N/A    $5,074.7   (4%)    $5,297.1    N/A    N/A          N/A

Instructional
Revenues.............       27%    $2,785.5   15%     $2,427.6    11%    $2,193.9     50%

Total
Revenues..........         102%   $12,758.1    4%    $12,316.3    95%     $6,317.1    38%


            The following are selected ratios as a percentage of revenues based on the Company's financial statements:

                                   Fiscal Year Ended October 31,
                                   -----------------------------

                                       2000      1999     1998
                                    ----------------------------


Revenues . . . . . . . . . . . . .     100%      100%     100%


   Gross Profit margins. . . . . .      61%       64%      69%

Operating Expenses:
   Selling Expenses. . . . . . . .      22%       20%      25%
   General & Administrative. . . .      43%       36%      41%
   Write Down of Software
    Development Costs. . . . . . .       1%      ----     ----
   Impairment of Test
    Passage Bank. . . . . . . . .        5%      ----     ----
   Loan Loss Recovery. . . . . . .     ----      ----      (3%)
                                   ----------------------------

   Income (Loss) from Operations       (10%)       8%       6%
     Net Interest Inc. (Exp.). . .      (6%)      (6%)     (3%)
                                   ----------------------------
   Pre Tax Income (Loss). . . . .      (16%)       2%       3%

   Net Income (Loss). . . . . . .       (9%)       1%       2%
                                   ============================


FISCAL 2000 AS COMPARED TO FISCAL 1999

          REVENUES.  For Fiscal 2000, the Company's revenues
          --------
were $12,758,124, representing a 4% increase, or $441,878, over $12,316,246 for Fiscal 1999. The overall increase was attributable to internal growth of the Company's assessment and instructional divisions.

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

            The educational delivery division contributed $5,074,704 to the Company's total revenues for Fiscal 2000, which amount represented a 4% decrease (or $222,423) from Fiscal 1999 revenues, for this division, of $5,297,127. This decrease can be primarily attributed to decreased student census during the first and fourth quarters of Fiscal
2000 and the Company's modification to its revenue recognition policy, adopted during the second quarter of Fiscal 1999, as it relates to the educational delivery division's revenues.

            COST OF GOODS SOLD.   Cost of goods sold in Fiscal
            ------------------
2000 increased by 10%, or $450,234, from $4,469,746 in
Fiscal 1999 to $4,919,980 in Fiscal 2000. Cost of goods sold as a percentage of revenues also increased from 36% to 39% due to a change in product mix. This increase was primarily the result of increased costs required to deliver assessment products and services, more specifically, the Company's custom test design division's services which are typically associated with higher direct costs.

            GROSS PROFIT.   In Fiscal 2000, gross profit
            ------------
decreased minimally (less than 1%), or $8,356, from $7,846,500 in Fiscal 1999 to $7,838,144 in Fiscal 2000. The gross profit margin percentage also decreased in Fiscal 2000 to approximately 61% from 64% in Fiscal 1999. This percentage decrease can be attributed to an increase in direct costs associated with revenue growth contributed by the Company's custom test design division.

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

            INCOME (LOSS) FROM OPERATIONS.  (Loss) from
            -----------------------------
operations for Fiscal 2000 was ($1,242,185) versus income from operations of $953,313 in Fiscal 1999. The loss in Fiscal 2000 was principally due to the increase in selling and general and administrative expenses coupled with the one-time charges associated with the write down of software development costs and impairment of the Company's test passage bank.

            EBITDA.  Earnings (loss) before interest, taxes,
            ------
depreciation, and amortization decreased $1,290,949 to $631,862 in Fiscal 2000 from $1,922,811 in Fiscal 1999. As a percentage of revenues, EBITDA decreased to 5% in Fiscal 2000 versus 16% in Fiscal 1999. These dollar and percentage decreases were essentially attributable to the increase in general and administrative expenses which included costs associated with the establishment of adequate reserves and the write off of due diligence expenses associated with failed acquisitions, coupled with a lower gross profit margin resulting from an increase in revenues from the Company's custom test design division.

            OTHER INCOME (EXPENSE).  Net other income
            ----------------------
(expense) increased to ($732,423) in Fiscal 2000 versus
($695,360) in Fiscal 1999. This increase is primarily attributable to a decline in income earned on temporary investments and marketable securities as well as a decline in other income.

            INCOME (LOSS) BEFORE INCOME TAXES.  The Company
            ---------------------------------
had a loss before income taxes of ($1,974,608) in Fiscal 2000 versus income before taxes of $257,953 in Fiscal 1999 representing a net decrease in Fiscal 2000 of ($2,232,561). This decrease was the result of increased overhead, one-time charges taken for the write down of software development costs, impairment of the Company's test passage bank and the write off of due diligence expenses associated with failed acquisitions, and increased costs of goods sold.

            NET INCOME (LOSS) AND BASIC INCOME (LOSS) PER SHARE.
            ---------------------------------------------------
Net loss after taxes was ($1,165,638) for Fiscal 2000 versus net income after taxes of $180,757 for Fiscal 1999. For Fiscal 2000, basic loss per share was ($.48) based on weighted average shares outstanding of 2,438,167. For Fiscal 1999, basic income per share was $.08 based upon 2,141,801 weighted average shares outstanding.

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

LIQUIDITY AND WORKING CAPITAL

            WORKING CAPITAL.  During Fiscal 2000, the Company
            ---------------
continued to utilize working capital in order to further grow its business. At the end of Fiscal 2000, working capital was $1,052,496, down from $3,079,573 at the beginning of Fiscal 2000. The $2,026,077 decline was primarily due to an increase in borrowings on the Company's bank lines of credit, increased amounts of accounts payable and accrued expenses outstanding as of October 31, 2000, and a significantly lower EBITDA. The ratio of current assets to current liabilities was 1.3 to 1.0 at the end of Fiscal 2000. Approximately 11% of the Company's current assets at the end of Fiscal 2000 consisted of cash and short-term investments, while accounts and tuition receivables, inventories and prepaid expenses comprised the balance.

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


                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                        2000            1999           1998
                                    ------------------------------------------

INCOME STATEMENT DATA:

Operating revenues. . . . . . . . . $12,758,124     $12,316,246     $6,317,114

Net sales. . . . . . . . . . . . .   12,758,124      12,316,246      6,317,114

Gross profit. . . . . . . . . . . .   7,838,144       7,846,500      4,382,010

Income (loss) from operations. . .   (1,242,185)        953,313        366,514

Income (loss) before income taxes. . (1,974,608)        257,953        160,207

Net income (loss). . . . . . . . . . (1,165,638)        180,757        131,202

Earnings (loss) per share. . . . . .       (.48)            .08            .06


BALANCE SHEETS:

Current assets. . . . . . . . . . .  $4,764,468      $5,479,456     $7,106,418

Total assets. . . . . . . . . . . .  16,204,649      16,384,417     14,074,640

Long-term obligations. . . . . . .    6,212,302       7,134,674      6,267,198

Total liabilities. . . . . . . . .    9,923,274       9,534,557      7,548,800

Working capital. . . . . . . . . .    1,053,496       3,079,573      5,824,816

Stockholders' equity. . . . . . . .   6,281,375       6,849,860      6,525,840


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



                    SUMMARY COMPENSATION TABLE


                                     Annual Compensation                       Long-Term Compensation
                                     ------------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                                       Securities            All Other
                                                          Other Annual  Restricted      Underlying     LTIP    Compen-
 Name and Principal                                       Compensation    Stock       Options/SARs(1) Payouts  sation
     Position                Year    Salary($)   Bonus($)      ($)      Award(s)($)        (#)          ($)      ($)
----------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             2000     $212,500     0       $35,350(2)        0          20,000/0         0        0
President, Chief             1999     $200,000     0       $35,473(2)        0          21,875/0         0        0
Executive Officer            1998     $180,000     0       $41,663(2)        0          19,625/0         0        0
-------------------------------------------------------------------------------

Michael D. Beck,             2000     $150,000   $20,608   $30,702(3)        0          12,000/0         0        0
Vice President,              1999     $120,000   $26,811   $32,864(3)        0          13,750/0         0        0
TASA; President              1998     $110,000    $5,000   $32,864(3)        0          13,750/0         0        0
and Chief
Executive
Officer, BETA
-------------------------------------------------------------------------------

Peter A. Duhamel,            2000     $122,260         0   $20,201(4)        0          40,000/0         0        0
Chief Operating              1999            0         0         0           0               0/0         0        0
Officer, TASA/MLP            1998            0         0         0           0               0/0         0        0
-------------------------------------------------------------------------------

Denise M. Stefano,           2000     $110,000         0   $14,842(5)        0           5,000/0         0        0
Chief Financial              1999      $50,000         0    $1,341(5)        0          15,000/0         0        0
Officer                      1998            0         0         0           0               0/0         0        0
-------------------------------------------------------------------------------

Faith Takes,                 2000     $150,000         0   $10,979(6)        0          10,000/0         0        0
Executive Vice               1999     $150,000   $33,990   $10,700(6)        0          37,500/0         0        0
President, TESC;             1998            0         0         0           0               0/0         0        0
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







           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES



                                                                     Number of            Value of
                                                                Securities Underlying    Unexercised
                                                                    Unexercised          In-the-Money
                                                                   Options/SARs(1)      Options/SARs(1)
                                                                   at FY-End (#)        at FY-End ($)
                                                                ---------------------------------------

                                 Shares Acquired      Value          Exercisable/        Exercisable/
Name                             on Exercise (#)   Realized ($)     Unexercisable       Unexercisable
-----------------------------------------------------------------------------------------------------------
Andrew L. Simon,                        0              0             121,875/20,000          (2)
President, Chief
Executive Officer
----------------------------------------------------------------------------------------------------------------

Michael D. Beck, Vice                   0              0              58,750/12,000          (2)
President, TASA;
President and Chief
Executive Officer,
BETA
----------------------------------------------------------------------------------------------------------------

Peter Duhamel, Chief                    0              0                   40,000/0          (2)
Operating Officer,
TASA/MLP
----------------------------------------------------------------------------------------------------------------

Denise M. Stefano,                      0              0               15,000/5,000          (2)
Chief Financial
Officer
----------------------------------------------------------------------------------------------------------------

Faith Takes, Executive                  0              0              37,500/10,000          (2)
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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of January 17, 2001, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.
As of January 17, 2001, there were 2,559,453 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.

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

                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------
5% Beneficial Owners:
--------------------
Cahill, Warnock Strategic                         653,993(1,2)        23.4%
Partners Fund, L.P.
c/o Cahill, Warnock & Co., LLC
1 South Street, Suite 2150
Baltimore, MD 21202

-------------------------------------------------------------------------------

Voting Trust, u/a dated August                    255,863             10.0%
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




                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------
Officers and Directors:
-----------------------
Michael D. Beck                                   130,875(3)           4.9%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Steven R. Berger                                    3,800(4)           0.2%
620 Fifth Avenue
New York, NY 10020
-------------------------------------------------------------------------------

Peter Duhamel                                      40,000(5)           1.5%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Joseph A. Fernandez                                 3,400(6)           0.1%
4392 Live Oak Boulevard
Palm Harbor, FL 34685
-------------------------------------------------------------------------------

Andrew L. Simon                                   222,613(7)           8.2%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Denise M. Stefano                                  20,000(8)           0.8%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Linda G. Straley                                  102,944(9)           3.9%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Thomas Struzzieri                                          0(10)       - -
24 Closs Drive
Rhinebeck, NY  12472
-------------------------------------------------------------------------------

Faith Takes                                           47,500(11)       1.8%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

David L. Warnock                                     656,493(12)      23.2%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------

Officers and Directors as a                        1,364,606(13)      42.4%
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

As more fully described in Note 22, subsequent to the issuance of the Company's October 31, 2000 financial statements and our report thereon dated December 29, 2000 (except for the second paragraph of Note 21, as to which the date is January 2, 2001), we became aware that those financial statements did not reflect certain deferred revenues associated with the Company's educational delivery division. In our initial report we expressed an unqualified opinion, and our opinion remains unqualified.



Lazar, Levine & Felix LLP
Certified Public Accountants
New York, New York
December 29, 2000, except for the second paragraph of Note 21 as to which the date is January 2, 2001



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES
                                                                Page 1 of 2
                       CONSOLIDATED BALANCE SHEETS
                                                                 October 31,
                                                           2 0 0 0        1 9 9 9
                                                           -------        -------
     ASSETS
     ------

Current assets:
  Cash and temporary investments                          $   512,088   $ 1,140,893
  Marketable securities                                            --       175,000
  Accounts receivable, net of allowance for doubtful
     accounts of $97,545 and $0, respectively (Note 7)      1,294,756     1,312,148
  Tuition receivable, net of allowance for doubtful
     accounts of $436,483 and $213,817,
     respectively (Note 7)                                  2,097,329     2,176,960
  Inventories                                                 596,654       472,341
  Prepaid expenses and other current assets                   263,641       202,114
                                                          -----------   -----------

     Total current assets                                   4,764,468     5,479,456

Property, plant and equipment - net of
  accumulated depreciation of $1,628,899 and
  $1,387,170, respectively (Notes 4, 8, 9 and 10)           1,945,948     2,072,581

Other assets:
  Noncurrent tuition receivable, net of allowance for
     doubtful accounts of $145,494 and $71,273,
     respectively (Note 7)                                  1,106,868       309,274
  Test passage bank and test development, net of
     accumulated amortization of $1,668,324 and
     $1,838,694, respectively (Note 5)                      2,337,253     2,823,931
  Goodwill, net of accumulated amortization of $452,059
     and $280,527, respectively                             3,818,974     3,953,238
  Deferred income taxes (Note 15)                           1,276,606       415,400
  Other assets                                                954,532     1,330,537
                                                          -----------   -----------

     Total assets                                         $16,204,649   $16,384,417
                                                          ===========   ===========

See notes to consolidated financial statements.


                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES
                                                                Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS
                                                                 October 31,
                                                           2 0 0 0        1 9 9 9
                                                           -------        -------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Lines of credit (Note 7)                                $1,097,748    $   400,000
  Current maturities of long-term debt  (Notes 8,
     9, and 18)                                              620,479        503,799
  Current maturities of capitalized lease
     obligations (Note 10)                                    15,950         14,002
  Deferred tuition revenue (Note 22)                          75,792             --
  Accounts payable and accrued expenses (Notes 12
     and 18)                                               1,901,003      1,482,082
                                                          ----------    -----------

     Total current liabilities                             3,710,972      2,399,883

Long-term debt:
   Subordinated debt (Notes 11 and 18)                     3,530,141      4,000,000
   Long-term debt, net of current portion (Notes 8,
     9, and 18)                                            2,666,054      3,103,470
   Long-term capitalized lease obligations, net of
     current portion (Note 10)                                16,107         31,204
                                                          ----------    -----------

     Total liabilities                                     9,923,274      9,534,557
                                                          ----------    -----------

Commitments and contingencies
     (Notes 2, 11, 13, 16, 18, 19 and 21)

Stockholders' equity (Note 14):
  Preferred stock, $.0001 par value, 5,000,000
     authorized, 0 shares issued and outstanding,
     respectively                                                 --             --
  Common stock, $.0001 par value, 20,000,000 shares
     authorized, 2,559,453 and 2,141,801 shares issued and
     outstanding, respectively                                   256            214
  Additional paid-in capital                               5,522,296      5,052,479
  Deferred interest                                         (352,523)      (470,460)
  Unearned compensatory stock                                (10,608)       (19,965)
  Retained earnings                                        1,121,195      2,287,592
                                                          ----------    -----------

     Total stockholders' equity                            6,281,375      6,849,860
                                                          ----------    -----------

     Total liabilities and stockholders' equity          $16,204,649    $16,384,417
                                                         ===========    ===========


See notes to consolidated financial statements.



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME

                                                        Fiscal Years Ended October 31,
                                                   2 0 0 0         1 9 9 9         1 9 9 8
                                                   -------         -------         -------
Assessment products and services revenues      $ 4,897,923       $ 4,591,542      $4,123,235
Educational delivery revenues                    5,074,704         5,297,127              --
Instructional revenues                           2,785,497         2,427,577       2,193,879
                                               -----------       -----------      ----------

Total net revenue (Note 17)                     12,758,124        12,316,246       6,317,114

Cost of goods sold                               4,919,980         4,469,746       1,935,104
                                               -----------       -----------      ----------

Gross profit                                     7,838,144         7,846,500       4,382,010
                                               -----------       -----------      ----------

Operating expenses:
  Selling expenses                               2,811,302         2,505,934       1,596,462
  General and administrative expenses            5,462,452         4,387,253       2,619,034
  Write down of software development costs         120,853                --              --
  Impairment of test passage bank (Note 5)         685,722                --              --
  Loan loss recovery  (Note 6)                          --                --        (200,000)
                                               -----------       -----------      ----------

Total operating expenses                         9,080,329         6,893,187       4,015,496
                                               -----------       -----------      ----------

Income (loss) from operations                   (1,242,185)          953,313         366,514

Other income (expense):
  Gain (loss) on sale of assets                     26,241           (10,723)          2,689
  Other income                                       2,514             5,883              --
  Interest expense                                (817,415)         (818,710)       (253,829)
  Investment income                                 56,237           128,190          44,833
                                               -----------       -----------      ----------

Income (loss) before income taxes               (1,974,608)          257,953         160,207

Income taxes (benefit) (Note 15)                 (808,970)            77,196          29,005
                                               -----------       -----------      ----------

Net income (loss)                              (1,165,638)           180,757         131,202

Other comprehensive loss, net of tax:
  Unrealized holding loss on securities
     arising during the period                         --             (5,924)         (2,677)
                                              -----------        -----------      ----------

Total comprehensive income (loss)             $(1,165,638)       $   174,833      $  128,525
                                              ===========        ===========      ==========

Weighted average shares outstanding
  Basic                                         2,438,167          2,141,801       2,127,051
  Diluted                                       2,438,167          2,345,449       2,180,259

Earnings (loss) per share
  Basic                                       $      (.48)       $       .08      $      .06
  Diluted                                     $      (.48)       $       .08      $      .06

See notes to consolidated financial statements.



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                     Accumulated
                                                  Additional              Stock         Unearned     Other
                Preferred Stock    Common  Stock    Paid-in     Deferred  Subscriptions Compensatory Comprehensive Retained
                Shares    Amount   Shares  Amount   Capital     Interest  Receivable    Stock        Income        Earnings
                ------    ------   ------  ------   -------     --------  ----------    -----        ------        --------



Balance at
 November 1,
  1997, as
  previously
  reported        1,500   $  --    8,389,322  $839   $4,365,875   $     --     $(14,350)   $(107,046)  $  8,601     $1,975,633

  One-for-four
   stock split
    effected on
    March 4, 1999    --      --   (6,291,996) (630)         630         --           --           --         --             --
                  -----   -----   ----------- -----  ----------   --------     ---------   ---------   --------     ----------

Balance at
 November 1,
  1997, as
  adjusted        1,500      --    2,097,326   209    4,366,505         --      (14,350)    (107,046)     8,601      1,975,633

  Proceeds from
   exercise of
    options          --      --       19,475     2       52,777         --           --           --         --             --
  Proceeds from
   exercise of
    warrants         --      --       25,000     3       45,122         --           --           --         --             --
  Deferred
   interest
    on debt
    securities       --      --           --    --      588,075   (588,075)          --           --         --             --
  Net unrealized
   gain (loss)
    on marketable
    securities       --      --           --    --           --         --           --           --     (2,677)            --
  Financial
   advisory
    services         --      --           --    --           --         --           --       69,859         --             --
  Net income         --      --           --    --           --         --           --           --         --        131,202
                  -----    ----      -------  ----     --------  ---------        -----      -------    -------       --------

Balance at
 October 31,
  1998            1,500      --    2,141,801   214    5,052,479   (588,075)     (14,350)     (37,187)     5,924      2,106,835

  Redemption
   of preferred
    shares       (1,500)     --           --    --           --         --           --           --         --             --
  Receipt of
   stock
    subscriptions    --      --           --    --           --         --       14,350           --         --             --
  Financial
   advisory
    services         --      --           --    --           --         --           --       17,222         --             --
  Interest
   expense           --      --           --    --           --    117,615           --           --         --             --
  Net unrealized
   gain (loss) on
    marketable
    securities       --      --           --    --           --         --           --           --     (5,924)            --
  Net income         --      --           --    --           --         --           --           --         --        180,757
                  -----    ----      -------  ----     --------   --------        -----      -------    -------       --------

Balance at
 October 31,
  1999               --      --    2,141,801   214    5,052,479   (470,460)          --      (19,965)        --      2,287,592

  Issuance on
   conversion of
   subordinated
   debentures        --      --      417,652    42      469,817         --           --           --         --             --
  Financial
   advisory
    services         --      --           --    --           --         --           --        9,357         --             --
  Interest
   expense           --      --           --    --           --    117,937           --           --         --             --
  Net (loss)         --      --           --    --           --         --           --           --         --     (1,165,638)
                  -----    ----      -------  ----     --------   --------        -----      -------    -------       --------

Balance at
 October 31,
  2000               --   $  --    2,559,453  $256    $5,522,296 $(352,523)      $   --    $(10,608)    $    --    $ 1,121,954
                  =====   =====    =========  ====    ========== =========       ======    ========     =======    ===========


See notes to consolidated financial statements.



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Page 1 of 2

                                                             Fiscal Years Ended October 31,
                                                        2 0 0 0         1 9 9 9        1 9 9 8
                                                        -------         -------        -------
OPERATING ACTIVITIES
Net income (loss)                                     $(1,165,638)     $  180,757    $ 131,202
Adjustments to reconcile net income (loss)
   to net cash provided by (used from)
   operating activities:
     Depreciation and amortization                      1,067,472         969,498      650,869
     Deferred interest                                    117,937         117,615           --
     Deferred income taxes                               (861,197)        (25,251)     (54,426)
     Financial advisory services                            9,357          17,222       69,859
     Write down of software development costs             120,853              --           --
     Impairment of test passage bank                      685,722              --           --
     Bad debt expense                                     469,375         192,594           --
     Gain (loss) on sale of assets                        (26,241)         12,231       (2,689)
     Write off of terminated acquisition costs            157,493              --           --
Changes in operating assets and liabilities:
     Accounts receivable                                 (142,785)        (24,884)    (484,243)
     Tuition receivable                                (1,027,003)       (638,318)          --
     Inventories                                         (124,313)          6,528     (118,642)
     Prepaid expenses                                     (61,527)        (16,671)     207,704
     Other assets                                         (15,173)         13,401       (3,293)
     Deferred tuition revenue                             (75,792)             --           --
     Accounts payable and accrued expenses                358,921        (859,237)     500,418
                                                      -----------      ----------    ---------

   NET CASH FLOWS FROM OPERATING ACTIVITIES              (360,955)        (54,515)     896,759
                                                      -----------      ----------    ---------

INVESTING ACTIVITIES
     Test passage bank and test development              (564,700)       (482,799)       (230,838)
     Software development costs                           (93,529)        (52,424)        (68,045)
     Prepublication costs                                (128,844)       (122,698)             --
     Purchase of marketable securities                         --        (175,000)             --
     Proceeds from sale of marketable securities          175,000         370,000         535,000
     Proceeds from sale of assets                          50,000          13,200              --
     Acquisition of subsidiaries                               --      (1,939,648)             --
     Deferred acquisition costs                                --        (157,493)       (353,406)
     Acquisition of fixed assets                         (129,640)       (334,773)       (163,744)
                                                      -----------      ----------    ---------

   NET CASH FLOWS FROM INVESTING ACTIVITIES              (691,713)     (2,881,635)       (281,033)
                                                      -----------      ----------    ---------

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

Revenue Recognition (Continued)
-------------------

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

NOTE  15 - INCOME TAXES
-----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:

                                                       October 31,
                                                 2 0 0 0         1 9 9 9
                                                 -------         -------
  Deferred tax assets:
      Goodwill                                 $  581,168       $ 684,045
      Net operating loss                          520,035              --
      Bad debt allowance                          271,401              --
      Other                                        37,539              --
                                               ----------       ---------

  Gross deferred tax assets                     1,410,143         684,045
                                               ----------       ---------

  Deferred tax liability:
      Test passage bank and test development     (133,537)       (268,645)
                                               ----------       ---------

  Gross deferred tax liability                   (133,537)       (268,645)
                                               ----------       ---------

  Net deferred tax assets                      $1,276,606       $ 415,400
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

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - INCOME TAXES (Continued)
----------------------

The Company's income tax expense consists of the following:


                                                  Fiscal Years Ended October 31,
                                           2 0 0 0           1 9 9 9            1 9 9 8
                                           -------           -------            -------
  Current:
      Federal                              $  24,616        $ 88,259           $ 36,353
      State                                   27,611          14,188             47,078
                                           ---------        --------           --------

                                              52,227         102,447             83,431
                                           ---------        --------           --------
  Deferred:
      Federal                               (663,077)        (17,355)           (33,396)
      State                                 (198,120)         (7,896)           (21,030)
                                           ---------        --------           --------

                                            (861,197)        (25,251)           (54,426)
                                           ---------        --------           --------

  Provision (benefit) for income taxes     $(808,970)       $ 77,196           $ 29,005
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
                                                  ----------

                                                  $2,579,146
                                                  ==========

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17- SEGMENT INFORMATION
----------------------------


                                      Assessment    Delivery    Instructional     Total
                                      ----------    --------    -------------     -----

Fiscal Year Ended October 31, 2000:

Revenues                              $4,897,923   $5,074,704    $2,785,497    $12,758,124
Interest and dividend income                 962       52,191         3,084         56,237
Interest expense                         180,789      592,605        44,021        817,415
Depreciation and amortization            685,242      242,865       139,365      1,067,472
Income before income taxes              (842,276)  (1,053,444)      (78,888)    (1,974,608)
Total segment assets                   6,759,378    6,888,414     2,556,857     16,204,649
Expenditures for segment assets          706,081       47,651       162,981        916,713

Fiscal Year Ended October 31, 1999:

Revenues                              $4,591,542   $5,297,127    $2,427,577    $12,316,246
Interest and dividend income              18,653      104,823         4,714        128,190
Interest expense                         155,938      604,653        58,119        818,710
Depreciation and amortization            652,547      198,437       118,514        969,498
Income before income taxes              (332,720)     373,258       217,415        257,953
Total segment assets                   7,391,695    6,448,113     2,544,609     16,384,417
Expenditures for segment assets          777,176       81,391       134,127        992,694

Fiscal Year Ended October 31, 1998:

Revenues                              $4,123,235   $       --    $2,193,879    $ 6,317,114
Interest and dividend income              34,401        2,222         8,210         44,833
Interest expense                         173,437           --        80,392        253,829
Depreciation and amortization            419,818           --       231,051        650,869
Income before income taxes                45,983        2,198       112,026        160,207
Total segment assets                   7,378,923    4,002,298     2,693,419     14,074,640
Expenditures for segment assets          445,880           --        16,747        462,627



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

NOTE 22 - REVISION TO ORIGINALLY ISSUED FINANCIAL STATEMENTS
------------------------------------------------------------

Subsequent to the issuance of the Company's financial statements, management became aware that certain revenue from its educational delivery division, for the fiscal year ended October 31, 2000 aggregating $75,792, should have been deferred. The adjustments to properly reflect the deferred revenue resulted in an increase to deferred tuition revenue of $75,792 and a decrease to revenues for the same amount. After its tax effect, the adjustment increased the net loss for the fiscal year ended October 31, 2000 by $45,521 and increased the net loss per share by $.02.

                              SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

March 16, 2001            By:  /s/ ANDREW L. SIMON
                                -------------------------------------
                                Andrew L. Simon
                                President and Chief Executive
                                Officer (principal executive officer)



March 16, 2001            By:  /s/ DENISE M. STEFANO
                                -------------------------------------
                                Denise M. Stefano
                                Chief Financial Officer (principal
                                financial officer)

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman     March 16, 2001
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director            March 16, 2001
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director            March 16, 2001
-------------------------
    Steven R. Berger

/s/ JOSEPH A. FERNANDEZ              Director            March 16, 2001
-------------------------
    Joseph A. Fernandez

/s/ LINDA G. STRALEY                 Director            March 16, 2001
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director            March 16, 2001
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director            March 16, 2001
-------------------------
    David L. Warnock