Form 10QSB
period 2001-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2001-03-22
CIK 726603

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



                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended January 31, 2001

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of March 21, 2001: 2,559,453 shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                              PART I

                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended January 31, 2001 are attached to this Report, commencing at page F-1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended October 31, 2000 ("Fiscal 2000"), which may cause actual results to differ materially from those described.

COMPANY BACKGROUND

            For over twenty years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since
1994, new management has implemented a strategy to broaden the Company's services within the educational marketplace. As a result, the Company has completed four acquisitions since the beginning of its fiscal year ended October 31, 1997 ("Fiscal 1997") and now serves three educational markets: (1) educational assessment and evaluation,
(2) educational instruction, and (3) educational delivery.

            Prior to 1997, the Company's revenues were derived from the publishing and distribution of its proprietary line of reading tests. During Fiscal 1997, the Company acquired Beck Evaluation and Testing Associates, Inc. ("BETA"), which operates as the Company's custom test design division. In that same fiscal year, the Company organized Modern Learning Press, Inc. ("MLP"), which purchased substantially all of the asets of Programs for Education, Inc., and marked the Company's entrance into the instructional marketplace. MLP designs, publishes and distributes affordable "consumable" student workbooks that target grades K-6, and creates and publishes books and pamphlets for elementary school teachers and parents. Also in Fiscal 1997, the Company purchased the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive language assessment and evaluation program for English as a second language. In its fiscal year ended October 31, 1998 ("Fiscal 1998"), the Company organized a wholly-owned subsidiary, TASA Educational Services Corp. ("TESC"), to operate and acquire post-secondary proprietary schools. TESC completed its first acquisition in the educational delivery field through its acquisition in November 1998 of the 750-student Mildred Elley Schools ("Elley").

            Accordingly, in an effort to report revenues in a more meaningful manner, the Company has segregated revenues into three discrete segments: (1) assessment products and services revenues,
(2) instructional revenues, and (3) educational delivery revenues. All prior periods have been recharacterized into these three segments for comparative purposes.


RESULTS OF OPERATIONS

          The following table compares the revenues for each of the assessment, educational delivery, and instructional divisions for the first quarter ended January 31, 2001 versus the first quarter ended January 31, 2000.


         RESULTS OF OPERATIONS FOR THE FIRST FISCAL QUARTER



                                               2001         2000       % Change
                                               ----         ----       --------

                                          (in thousands of dollars)



Assessment Products and Services Revenues     1,093.1       716.4         52.6


Educational Delivery Revenues                   602.1       587.1          2.6


Instructional Revenues                          203.1       261.8        (22.4)


      Total Revenues                          1,898.3     1,565.3         21.3


          The following are selected ratios as a percentage of revenues on the Company's financial statements:



                                           January 31,     January 31,
                                              2001            2000




      Revenues                                100%            100%
                                              ---             ---

          Gross Profit Margin                  49              44


      Operating Expense:

          Selling Expense                      29              35

          General & Administrative             66              73


      (Loss) from Operations                  (46)            (64)


          Other (Expense)                     (10)            (11)


      Pre-Tax Loss                            (56)            (75)


      Net (Loss)                              (34)            (48)



          REVENUES.  For the three-month period ended January 31,
          --------
2001 (the "Current Quarter"), revenues were $1,898,334, representing a 21% increase, or $332,967, from $1,565,367 for the three-month period ended January 31, 2000 (the "Comparable Quarter"). The overall increase was primarily attributable to internal growth of the Company's assessment division.

          Revenues for assessment products and services, through the Company's proprietary test and custom test design divisions, increased 53%, or $376,641, from $716,438 in the Comparable Quarter to $1,093,079 during the Current Quarter. Revenues from the Company's proprietary test division, featuring DRP products, reflected a revenue increase of 31% primarily as a result of the Company's launching of its new series of DRP tests during the Current Quarter. In addition, the Company's custom test design division, BETA, posted a revenue increase of approximately 96% during the Current Quarter. This increase can be attributed to growth in BETA's contractual business, more specifically the division's securing of a significant contract with the State of Michigan to design a special education test.

          The instructional division's revenues decreased 22% in the Current Quarter from the Comparable Quarter (or $203,154 in the Current Quarter versus $261,822 in the Comparable Quarter). This decline can be primarily attributed to the timing of purchasing by the Company's clients who geared up purchasing during the Comparable Quarter as a result of Y2K concerns at that time.

          The educational delivery division's revenues remained fairly flat during the Current Quarter, contributing $602,101 to the Company's Current Quarter revenues, which amount represented a 3% increase, or $14,994, from the division's Comparable Quarter revenues of $587,107.

          COST OF GOODS SOLD.  Cost of goods sold increased to
          ------------------
$968,840 in the Current Quarter, or 12%, versus $866,741 in the Comparable Quarter. Cost of goods sold as a percentage of revenues decreased from 56% in the Comparable Quarter to 51% in the Current Quarter. This decrease is largely attributable to a reduction in the fixed cost component of cost of sales, more specifically, the amortization of test passage bank and test development costs and software development costs as a result of the write-off of certain of these costs during the Company's prior fiscal year. Moreover, growth in the Company's proprietary test division added to the percentage reduction in cost of sales since revenues generated by this division are typically associated with lower direct costs.

          GROSS PROFIT.  In the Current Quarter, gross profit
          ------------
increased by 33%, or $230,868, from $698,626 in the
Comparable Quarter to $929,494 in the Current Quarter. The gross profit margin percentage increased from 44% in the Comparable Quarter to 49% in the Current Quarter. These increases can be attributed to the increase in revenues during the Current Quarter coupled with a reduction in the fixed cost component of cost of sales.
          SELLING EXPENSES.  Selling expenses for the Current
          ----------------
Quarter remained fairly flat, increasing minimally from $552,766 in the Comparable Quarter to $560,954 in the Current Quarter. However, selling expenses as a percentage of sales decreased to 29% in the Current Quarter from 35% in the Comparable Quarter. This percentage decrease can be attributed to the increase in revenues during the Current Quarter coupled with a reduction in fixed selling costs resulting from management's cost reduction plan and efforts set forth during the Company's prior fiscal year.

          GENERAL AND ADMINISTRATIVE EXPENSES.  The Company's
          -----------------------------------
general and administrative expenses increased 9%, or $104,463, from $1,144,563 in the Comparable Quarter to $1,249,026 in the Current Quarter. This increase was primarily attributable to the increase in professional fees associated with the litigation matters the Company is currently facing coupled with additional overhead costs incurred to promote the building of the Company's infrastructure. However, these additional costs were offset by the reduction in other overhead expenses resulting from management's cost reduction plan and efforts set forth during the Company's prior fiscal year. As a percentage of sales, general and administrative expenses decreased from 73% in the Comparable Quarter to 66% in the Current Quarter. This decrease is largely attributable to the increase in revenues during the Current Quarter.

          (LOSS) FROM OPERATIONS.  Loss from operations decreased
          ----------------------
($118,217) from ($998,703) in the Comparable Quarter to ($880,486) in the Current Quarter. This decrease resulted primarily from an increase in revenues during the Current Quarter.

          EBITDA.  Earnings before interest, taxes, depreciation,
          ------
and amortization increased $81,984 to ($678,812) in the Current Quarter from ($760,796) in the Comparable Quarter. As a percentage of sales, EBITDA increased to (36%) in the Current Quarter versus (49%) in the Comparable Quarter. These increases are the result of the increase in revenues during the Current Quarter.

          OTHER (EXPENSE).  Other (expense) was essentially flat,
          ---------------
increasing minimally from ($180,080) in the Comparable Quarter to ($184,723) in the Current Quarter.

          (LOSS) BEFORE INCOME TAXES.  The Company had a (loss)
          --------------------------
before income taxes of ($1,065,209) for the Current Quarter versus a loss of ($1,178,783) for the Comparable Quarter. This decrease in (loss) before income taxes can be attributed to the overall increase in revenues during the Current Quarter.

          NET (LOSS) AND (LOSS) PER SHARE.  Net (loss) after
          -------------------------------
taxes was ($644,043) for the Current Quarter versus a net (loss) of ($755,873) for the Comparable Quarter. (Loss) per share was ($.25) based on weighted average shares outstanding of 2,559,453. In the Comparable Quarter, (loss) per share was ($.35) based upon average shares outstanding of 2,141,801.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL. Working capital at the end of the
          ---------------
Current Quarter was ($52,768), down from $1,053,496 at the beginning of the current fiscal year. The $1,106,264 decline was primarily the result of the net loss incurred during the Current Quarter, a decline in accounts receivable, and an increase in deferred revenue. The ratio of current assets to current liabilities was approximately 1.0 to 1.0 at the end of the Current Quarter.

          CASH FLOW FROM OPERATING ACTIVITIES.  For the Current
          -----------------------------------
Quarter, net cash flow from operating activities increased by $559,037, to $87,728 from ($471,309) in the Comparable Quarter. The primary factors contributing to this net cash inflow were a decrease in accounts receivable of $514,341 and an increase in deferred revenue of $464,288.

          CASH FLOW FROM INVESTING ACTIVITIES.  For the Current
          -----------------------------------
Quarter, the Company had a net cash outflow from investing activities of ($99,907) versus a net cash outflow of ($306,252) in the Comparable Quarter. The net cash outflow for the Current Quarter was primarily attributable to investments made in test development ($75,515) while for the Comparable Quarter the net cash outflow was primarily related to investments made in test development ($132,296) and prepublication costs ($75,429).

          CASH FLOW FROM FINANCING ACTIVITIES.  For the Current
          -----------------------------------
Quarter, the Company had a net cash outflow from financing activities of ($482,828) versus a net cash outflow of ($126,269) for the Comparable Quarter. The Current Quarter net cash outflow was almost solely related to the net repayment of a loan payable ($400,000) and the repayment of long-term debt ($79,092) while the Comparable Period's net cash outflow was primarily related to the repayment of long-term debt ($122,908).


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

          (c)  None.

          (d)  None.


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

        The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% Subordinated Debentures, in the outstanding principal amount of $3,530,141 (as of January 31, 2001) currently held by Cahill Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. The Company has not received a notice of default from the holders of such Debentures.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


                Exhibit 11 -- Computation of Earnings per Common Share


          (b)  Reports on Form 8-K

               None.



               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          FOR THE FISCAL QUARTER ENDED JANUARY 31, 2001



     Consolidated Balance Sheets                              F-1

     Consolidated Statements of Operations and Comprehensive
     Income                                                   F-3

     Consolidated Statements of Cash Flows                    F-4

     Notes to Consolidated Financial Statements               F-6

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                                                                    Page 1 of 2
                         CONSOLIDATED BALANCE SHEETS

                                                           January 31,   October 31,
                                                             2 0 0 1       2 0 0 0
                                                             -------       -------
                                                           (Unaudited)
        ASSETS
        ------

Current assets:
   Cash and temporary investments                        $    17,081     $  512,088
   Accounts receivable, net of allowance for doubtful
     accounts of $82,037 and $97,545, respectively           770,808      1,294,756
   Tuition receivable, net of allowance for doubtful
     accounts of $452,565 and $436,483,
     respectively                                          2,028,266      2,097,329
   Inventories                                               570,461        596,654
   Prepaid expenses and other current assets                 483,317        263,641
                                                         -----------     ----------

        Total current assets                               3,869,933      4,764,468

Property, plant and equipment - net of
   accumulated depreciation of $1,673,403 and
   $1,628,899, respectively                                1,898,646      1,945,948

Other assets:
   Noncurrent tuition receivable, net of allowance for
     doubtful accounts of $150,855 and $145,494,
     respectively                                          1,122,302      1,106,868
   Test passage bank and test development, net of
     accumulated amortization of $1,729,921 and
     $1,668,324, respectively                              2,351,171      2,337,253
   Goodwill, net of accumulated amortization of
     $494,520 and $452,059, respectively                   3,776,512      3,818,974
   Deferred income taxes                                   1,696,027      1,276,606
   Other assets                                              940,403        954,532
                                                         -----------    -----------

        Total assets                                     $15,654,994    $16,204,649
                                                         ===========    ===========



See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES


                                                                    Page 2 of 2
                          CONSOLIDATED BALANCE SHEETS

                                                      January 31,   October 31,
                                                        2 0 0 1       2 0 0 0
                                                        -------       -------
                                                      (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
   Lines of credit                                 $    697,748    $ 1,097,748
   Current maturities of long-term debt                 686,945        620,479
   Current maturities of capitalized
     lease obligations                                   15,982         15,950
   Deferred revenue                                     540,080         75,792
   Accounts payable and accrued expenses              1,981,946      1,901,003
                                                   ------------    -----------

        Total current liabilities                     3,922,701      3,710,972

Long-term debt:
   Subordinated debt                                  3,530,141      3,530,141
   Long-term debt, net of current portion             2,520,496      2,666,054
   Long-term capitalized lease obligations, net
     of current portion                                  12,339         16,107
                                                   ------------    -----------

        Total liabilities                             9,985,677      9,923,274
                                                   ------------    -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.0001 par value, 5,000,000
    authorized, 0  shares issued and outstanding             --             --
   Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,559,453 shares issued and
    outstanding                                             256            256
   Additional paid-in capital                         5,522,296      5,522,296
   Deferred interest                                   (322,877)      (352,523)
   Unearned compensatory stock                           (8,269)       (10,608)
   Retained earnings                                    477,911      1,121,954
                                                    -----------    -----------

        Total stockholders' equity                    5,669,317      6,281,375
                                                    -----------    -----------

        Total liabilities and stockholders'
           equity                                   $15,654,994    $16,204,649
                                                    ===========    ===========

See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                         January 31,
                                                  2 0 0 1         2 0 0 0
                                                  -------         -------
                                                (Unaudited)     (Unaudited)

Assessment products and services revenues       $1,093,079     $   716,438
Educational delivery revenues                      602,101         587,107
Instructional revenues                             203,154         261,822
                                                ----------     -----------

Total net revenues                               1,898,334       1,565,367

Cost of goods sold                                 968,840         866,741
                                                ----------     -----------

Gross profit                                       929,494         698,626
                                                ----------     -----------

Operating expenses:
  Selling expenses                                 560,954         552,766
  General and administrative expenses            1,249,026       1,144,563
                                                ----------     -----------

Total operating expenses                         1,809,980       1,697,329
                                                ----------     -----------

Loss from operations                              (880,486)       (998,703)

Other income (expense):
  Interest expense, net                           (184,723)       (180,080)
                                                ----------     -----------

  Loss before income taxes                      (1,065,209)     (1,178,783)

  Income tax benefit                              (421,166)       (422,910)
                                                ----------     -----------

  Net loss                                      $ (644,043)    $  (755,873)
                                                ==========     ===========

Weighted average shares outstanding
   Basic                                         2,559,453       2,141,801
   Diluted                                       2,559,453       2,141,801

Loss per share
   Basic                                        $     (.25)    $      (.35)
   Diluted                                      $     (.25)    $      (.35)



See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES
                                                                    Page 1 of 2
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                           January 31,
                                                     2 0 0 1         2 0 0 0
                                                     -------         -------
                                                   (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
  Net loss                                        $  (644,043)    $  (755,873)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
  Depreciation and amortization                       201,674         237,907
  Deferred income taxes                              (419,421)       (400,364)
  Financial advisory services                           2,339           2,339
  Deferred interest                                    29,646          29,404
  Bad debt expense                                     31,050          53,415
Changes in operating assets and liabilities:
  Accounts receivable                                 514,341         495,807
  Tuition receivable                                   32,196        (603,186)
  Inventories                                          26,193         (68,881)
  Prepaid expenses                                   (221,686)       (177,096)
  Other assets                                         (9,792)             --
  Deferred revenue                                    464,288       1,003,495
  Accounts payable and accrued expenses                80,943        (288,276)
                                                  -----------     -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES               87,728        (471,309)
                                                  -----------     -----------

INVESTING ACTIVITIES
  Test passage bank and test development              (75,515)       (132,296)
  Software development costs                           (9,420)         (8,096)
  Acquisition of fixed assets                         (14,202)        (42,798)
  Prepublication costs                                (17,770)        (75,429)
  Proceeds from the sale of auto                       17,000              --
  Deferred acquisition costs                               --         (47,633)
                                                  -----------     -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES              (99,907)       (306,252)
                                                  -----------     -----------

FINANCING ACTIVITIES
  Net repayment of loan payable                      (400,000)             --
  Repayment of capitalized lease obligations           (3,736)         (3,361)
  Repayment of long-term debt                         (79,092)       (122,908)
                                                  -----------     -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES             (482,828)       (126,269)
                                                  -----------     -----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS         (495,007)       (903,830)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                              512,088       1,140,893
                                                  -----------     -----------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD   $    17,081     $   237,063
                                                  ===========     ===========


See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES
                                                                    Page 2 of 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three Months Ended
                                                         January 31,
                                                  2 0 0 1         2 0 0 0
                                                  -------         -------
                                                (Unaudited)     (Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                   $209,467        $180,291
                                                  ========        ========

  Income taxes paid                               $  1,204        $     --
                                                  ========        ========




























See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 2001 and October 31, 2000, the consolidated results of operations for the three months ended January 31, 2001 and 2000 and consolidated cash flows for the three months ended January 31, 2001 and 2000.

The consolidated results of operations for the three months ended January 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000.

NOTE 2 -  SEGMENT INFORMATION
-----------------------------

                                         Assessment       Delivery      Instructional        Total
                                         ----------       --------      -------------        -----

Three Months Ended January 31, 2001:
  Revenues                              $1,093,079      $  602,101       $  203,154       $ 1,898,334
  Loss before income tax                  (152,654)       (769,578)        (142,977)       (1,065,209)
  Total segment assets                   6,750,291       6,783,278        2,121,425        15,654,994

Three Months Ended January 31, 2000:
  Revenues                              $  716,438      $  587,107       $  261,822       $ 1,565,367
  Loss before income tax                  (460,802)       (605,854)        (112,127)       (1,178,783)
  Total segment assets                   6,851,977       7,017,963        2,379,297        16,249,237


Included in the assessment segment reporting are corporate overhead expenses of approximately $101,000 and $195,000 for the three months ended January 31, 2001 and 2000, respectively.

The Company's operations are primarily conducted in the United
States. Information about the Company's operations in different geographic areas for the three months ended
January 31, 2001 and 2000, is not considered material to the financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - NASDAQ LISTING COMPLIANCE
----------------------------------

On January 2, 2001, the Company received a notice from NASDAQ stating that the Company had failed to meet the continued listing requirement of the Small Cap Market because the price of the Company's common stock had been less than $1.00 for thirty consecutive trading days. At that date, in order to rectify this deficiency, the Company had ninety days within which to maintain its stock price at $1.00 or more for ten consecutive trading days in accordance with NASDAQ's continued listing requirements. On March 2, 2001, the Company responded to NASDAQ asserting that it is currently in compliance with NASDAQ's continued listing requirements since the Company's common stock had maintained a price of $1.00 or more for at least ten consecutive trading days. The Company has not yet received definitive notification from NASDAQ as to its continued listing on the Small Cap Market.

NOTE 4 - LINES OF CREDIT EXTENSIONS
-----------------------------------

As of January 31, 2001, the Company owed $200,000 to a bank, which is the maximum availability under a particular line of credit promissory note. This line had expired as of March 31, 2000.
As of January 31, 2001, the Company had not received a further extension of the due date for this credit line and is currently pursuing such extension with the bank. The bank has the right, under the terms of the line of credit promissory note, to call the note but as of March 22, 2001 had not pursued such action.

As of January 31, 2001, the Company owed an additional $200,000, which is the maximum availability under another line of credit promissory note with the same bank. This line also expired as of March 31, 2000. As of January 31, 2001, the Company had not received a further extension of the due date for this credit line and is currently pursuing such extension with the bank.
The bank has the right, under the terms of the line of credit promissory note, to call the note but as of March 22, 2001 had not pursued such action.

As of January 31, 2001, the Company had approximately $300,000 outstanding on an additional line of credit facility totaling $750,000 with a bank. This line contains various financial covenants pertaining to the maintenance of working capital and debt service coverage which are to be calculated as of the Company's fiscal year end and which the Company was in breach of as of October 31, 2000. Under the terms of the line of credit agreement, the bank may call the line if the Company is in violation of any of the covenants. As of March 22, 2001, the bank had not waived any of the covenant requirements and the Company is currently pursuing such waiver.

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

Date:     March 22, 2001