Form 10QSB
period 2001-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2001-06-15
CIK 726603

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



                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2001

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of May 31, 2001: 2,559,453 shares of Common Stock, par value
------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                   PART I

                          FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended April 30, 2001 are attached to this report, commencing at page F-1.

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

          Prior to 1997, the Company's revenues were derived from the publishing and distribution of its proprietary line of reading tests. During Fiscal 1997, the Company acquired Beck Evaluation and Testing Associates, Inc. ("BETA"), which operates as the Company's custom test design division. In that same fiscal year, the Company organized Modern Learning Press, Inc. ("MLP"), which purchased substantially all of the assets of Programs for Education, Inc., and marked the Company's entrance into the instructional marketplace. MLP designs, publishes and distributes affordable "consumable" student workbooks that target grades K-6, and creates and publishes books and pamphlets for elementary school teachers and parents. Also in Fiscal 1997, the Company purchased the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive language assessment and evaluation program for English as a second language. In its fiscal year ended October 31, 1998 ("Fiscal 1998"), the Company organized a wholly-owned subsidiary, TASA Educational Services Corp. ("TESC"), to operate and acquire post-secondary proprietary schools. TESC completed its first acquisition in the educational delivery field through its acquisition in November 1998 of the Mildred Elley Schools ("Elley").

          Accordingly, in an effort to report revenues in a more meaningful manner, the Company has segregated revenues into three discrete segments: (1) assessment products and services revenues, (2) instructional revenues, and (3) educational delivery revenues.

RESULTS OF OPERATIONS

          The following table compares the revenues for the assessment, educational delivery, and instructional divisions for the six month period ended April 30, 2001 versus the six month period ended April
30, 2000, and for the second quarter ended April 30, 2001 versus the second quarter ended April 30, 2000.

                                        Six Months                         Three Months
                                     Ended April 30,                      Ended April 30,
                                    2001         2000     % Change       2001      2000       % Change
                                    ----         ----     --------       ----      ----        --------

Assessment Products Revenues    $2,637,081   $1,862,892     41.6     $1,544,002   $1,146,454     34.7

Instructional Revenues             589,081      671,452    (12.3)       385,927      409,630     (5.8)

Educational Delivery Revenues    2,190,973    2,385,244     (8.1)     1,588,872    1,798,137    (11.6)


Total Revenues                 $ 5,417,135   $4,919,588     10.1     $3,518,801   $3,354,221      4.9



          The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                        Six Months              Three Months
                                     Ended April 30,           Ended April 30,
                                    2001         2000        2001         2000
                                    ----         ----        ----         ----
                                     (In percentages)         (In percentages)


Revenues                           100%          100%        100%         100%

Gross Profit                        57            57          61           63

Operating Expense:

  Selling Expense                   22            23          17           17
  General & Administrative          43            53          30           43

Income (Loss) from Operations       (8)          (18)         13            3

Other (Expense)                     (6)           (8)         (5)          (6)

Pre- Tax (Loss) Income             (14)          (26)          9           (3)

Net Income (Loss)                   (9)          (17)          5           (2)


          REVENUES.  The Company's revenues for the six-month period ended
          ---------
April 30, 2001 (the "Current Period"), were $5,417,135, representing a 10% increase, or $497,547, from $4,919,588 for the six-month period ended April 30, 2000 (the "Comparable Period"). Net revenues for the three months ended April 30, 2001 (the "Current Quarter") increased by
$164,580, or 5%, to $3,518,801 as compared to net sales of $3,354,221 for the three months ended April 30, 2000 (the "Comparable Quarter").
The overall increase was primarily attributable to internal growth of the Company's assessment division. Revenues for assessment products and services, through the Company's proprietary test and custom test design divisions, increased 42%, or $774,189, from $1,862,892 in the Comparable Period to $2,637,081 during the Current Period. Revenues for assessment products and services for the Current Quarter increased by $397,548, or 35%, to $1,544,002 as compared to $1,146,454 for the
Comparable Quarter. Revenues from the Company's proprietary test division, featuring DRP products, reflected a revenue increase of 12% for the Current Period primarily as a result of the Company's launching of its new series (with new norms) of DRP tests in the Fall of 2000. In addition, the Company's custom test design division, BETA, posted a revenue increase of approximately 81.5% during the Current
Period and an increase of 75% for the Current Quarter. This increase can be attributed to growth in BETA's contractual business through attainment of new contracts from both state governments and agencies and publishers.

          The instructional division's revenues decreased by $82,371, or 12%, from $671,452 in the Comparable Period to $589,081 during the Current Period. Net revenues for the Current Quarter decreased by $23,703, or 6%, to $385,927 as compared to net sales of $409,630 for the Comparable Quarter. As reported by syndicated data retrieval companies, the entire K-12 instructional category is experiencing softness. However, over the past two months (April and May), the Company has seen a reversal and has achieved modest revenue gains.

          The educational delivery division's revenues decreased by $194,271, or 8%, from $2,385,244 in the Comparable Period to $2,190,973 during the Current Period. Net revenues for the Current Quarter decreased by $209,265, or 12%, to $1,588,872 as compared to net sales of $1,798,137 for the Comparable Quarter. TASA's post-secondary school business, Mildred Elley Career College, is countercyclical-that is, its financial performance runs counter to the typical strength of businesses in times of good economic conditions. Thus, the school has faced increased difficulty in recruiting new students due to the generally improving economic conditions in its key market area of Albany, New York, where the unemployment rate is currently running around 3.3%.

          COST OF GOODS SOLD. Cost of goods sold increased to $2,342,826
          -------------------
in the Current Period, or 11%, as compared to $2,107,269 in the Comparable Period. Cost of goods sold increased to $1,373,986 in the Current Quarter, or 11%, as compared to $1,240,528 in the Comparable Quarter. Cost of goods sold as a percentage of revenues remained the same at 43% in both the Current Period and the Comparable Period. Cost of goods sold as a percentage of revenues increased from 37% in the Comparable Quarter to 39% in the Current Quarter. This increase is a function of a significant volume increase at BETA, upgrading of the teaching staff at Elley, partially offset by the reduced costs of the test passage amortization at TASA.

          GROSS PROFIT. The Company's gross profit for the Current Period
          -------------
increased by $261,990, or 9%, to $3,074,309 as compared to the Comparable Period gross profit of $2,812,319. The Company's gross profit for the Current Quarter increased by $31,122, or 1%, to $2,144,815 as compared to $2,113,693 for the Comparable Quarter. The gross profit margin percentage remained the same for Current Period and Comparable Period at 57%. The gross profit margin percentage decreased from 63% in the Comparable Quarter to 61% in the Current Quarter.

          SELLING EXPENSES. The Company's selling expenses for the Current
          -----------------
Period increased by $38,198, or 3%, as compared to the Comparable Period. Selling expenses for the Current Quarter increased by $30,010, or 5%, as compared to the Comparable Quarter. These increases are primarily due to the cost of attracting new students in the educational delivery division.

          GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and
          ------------------------------------
administrative expenses for the Current Period decreased by $272,674, or 11%, as compared to the Comparable Period. The Company's general and administrative expenses for the Current Quarter decreased by $377,137, or 26%, as compared to such expenses in the Comparable Quarter. These decreases were attributable to the reduction in overhead expenses resulting from management's cost reduction plan and efforts during the Company's prior fiscal year. In addition, as part of the Company's normal recurring review, Management significantly increased its reserves for collections on its accounts and tuition receivables in the Comparable Period and Comparable Quarter. The Company also wrote off approximately $76,000 in costs during the Comparable Period in connection with an abandoned potential acquisition of a school.

          EBITDA. Earnings before interest, taxes, depreciation, and
          -------
amortization increased $373,752 to a loss of $7,681 in the Current Period from a loss of $381,433 in the Comparable Period. Earnings before interest, taxes, depreciation, and amortization increased $291,768 to $671,131 in the Current Quarter from $379,363 in the Comparable Quarter. These increases are the result of the increase in revenues during the Current Quarter and reduction in operating costs.

          OTHER INCOME (EXPENSE). Net interest expense decreased in the
          -----------------------
Current Period by $23,770, or 6%, as compared to Comparable Period. Net interest expense decreased in the Current Quarter by $28,413, or 15%, as compared to the Comparable Quarter. These decreases are primarily due to additional interest income earned, as well as decreased debt and lower interest rates.

          NET EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE. Net (loss) was
          --------------------------------------------------
$474,999 for the Current Period as compared to a net (loss) of $829,379 for the Comparable Period. (Loss) per share in the Current Period was ($.19) based on weighted average shares outstanding of 2,559,453. In the Comparable Period, (loss) per share was ($.36) based upon weighted average shares outstanding of 2,314,866. Net income was $169,044 for the Current Quarter as compared to a net (loss) of $73,506 for the Comparable Quarter. Earnings per share in the Current Quarter were $.07 based on weighted average shares outstanding of 2,559,453. In the Comparable Quarter, (loss) per share was ($.03) based upon weighted average shares outstanding of 2,493,759.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL. Working capital decreased by $801,009 during
          ----------------
Current Period from $1,053,496 at October 31, 2000, to $252,487, at April 30, 2001. This decrease resulted primarily from the net loss incurred during the Current Period and an increase in accounts payable and accrued expenses. The ratio of current assets to current liabilities was approximately 1.1 to 1.0 at the end of the Current Period.

          CASH FLOW FROM OPERATING ACTIVITIES. During the Current Period,
          ------------------------------------
the Company had net cash provided by operating activities of $3,574, as compared to $1,251,991 used in operating activities in the Comparable Quarter. The increase in cash provided by operating activities resulted from the decrease in accounts receivable of $514,341 and an increase in deferred revenue of $464,288.

          CASH FLOW FROM INVESTING ACTIVITIES. During the Current Period,
          ------------------------------------
the Company had net cash used in investing activities of $209,980, as compared to $162,954 for the Comparable Period. The increase in cash used in investing activities resulted primarily from investments made in test development.

          CASH FLOW FROM FINANCING ACTIVITIES. During the Current Period,
          ------------------------------------
the Company had net cash from financing activities of $226,620 in the Current Period, as compared to $451,647 from financing activities for the Comparable Period. The increase in cash used for financing activities resulted from the Company repaying certain debt.

SUBSEQUENT EVENTS

          On January 2, 2001, the Company received a notice from NASDAQ stating that the Company had failed to meet the continued listing requirement of the Small Cap Market because the price of the Company's common stock had been less than $1.00 for thirty consecutive trading days. At that date, in order to rectify this deficiency, the Company had ninety days within which to maintain its stock price at $1.00 or more for ten consecutive trading days in accordance with NASDAQ's continued listing requirements. On March 2, 2001, the Company responded to NASDAQ asserting that it is currently in compliance with NASDAQ's continued listing requirements since the Company's common stock had maintained a price of $1.00 or more for at least ten consecutive trading days. On April 5, 2001, the Company received notice that NASDAQ had made a determination that the Company did not demonstrate an ability to sustain compliance with the minimum bid price applicable to the Small Cap market. The Company received a hearing before NASDAQ but has not yet received NASDAQ's final determination. If the Company's securities are delisted from the NASDAQ Small Cap Market, the liquidity of the market for the Company's Common Stock may be adversely affected and the Company may encounter difficulty in raising financing that may be necessary in the future.

          As of April 30, 2001, the Company owed $200,000 to a bank, which is the maximum availability under a particular line of credit promissory note. This line had expired as of March 31, 2001. The bank extended the credit line through June 30, 2001. The Company is currently negotiating an additional extension on the line.

          As of April 30, 2001, the Company owed an additional $200,000 which is the maximum availability under another line of credit promissory note with the same bank. This line also expired as of
March 31, 2001.   The bank extended the credit line through June 30,
2001. The Company is currently negotiating an additional extension on the line.

          As of April 30, 2001, the Company had approximately $598,000 outstanding on an additional line of credit facility totaling $750,000 with a bank. This line contains various financial covenants pertaining to the maintenance of working capital and debt service coverage which are to be calculated as of the Company's fiscal year end and which the Company was in breach of as of October 31, 2000. Under the terms of the line of credit agreement, the bank may call the line if the Company is in violation of any of the covenants. In March 2001, the bank granted a one time waiver of the covenant requirements at October 31, 2000. In addition, the due date of the line was extended to October 1, 2001 and new financial covenant requirements were set effective July 31, 2001.

          On March 30, 2001, the Company granted options to four directors pursuant to its Directors' Stock Option Plan to purchase an aggregate of 10,000 common shares at an exercise price of $.6875 per share.



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

          In October 2000, Faith Takes, the former owner of Mildred Elley School, Inc., commenced an action against the Company, MESI, TASA Educational Services Corporation and an investor in the Company. The action was commenced in the Supreme Court of the State of New York in the County of Albany. The complaint alleges certain defaults in the payment of amounts due under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of MESI. The amounts originally demanded by Ms. Takes aggregate $985,270 plus interest, attorneys' fees and late fees. Ms. Takes is currently MESI's president and chief executive officer. On June 7, 2001, the court denied plaintiff's motion for summary judgment, finding that MESI and the Company were entitled to certain offsets against certain of the promissory notes issued in connection with the acquisition. With respect to demand notes payable to Ms. Takes in the aggregate principal amount of approximately $60,000 representing funds advanced to MESI, the court found that the Company was not entitled to any offsets and granted summary judgment to Ms. Takes. The court also denied the Company's motion for summary judgment with respect to certain breach of warranty claims with respect to a third party note. The Company intends to appeal the portions of the decision which are adverse to the Company.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          In October 2000, Faith Takes, the former owner of Mildred Elley School, Inc., commenced an action against the Company, MESI, TASA
Educational Services Corporation and an investor in the Company.  See
Item 1 above.

          The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% Subordinated Debentures, in the outstanding principal amount of $3,530,141 (as of April 30, 2001) currently held by Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. The Company has not received a notice of default from the holders of such Debentures.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual meeting of stockholders on March 30, 2001. At the meeting, the stockholders took the following actions:

          (i) The proposal to elect Michael D. Beck as a director of the Company was approved by a vote of 2,416,461 votes in favor of his election, with 13,400 votes against and no abstentions and broker non-votes, representing a vote of 99.5% of the votes present cast in favor of the election of Mr. Beck.

          (ii) The proposal to elect Steven R. Berger as a director of the Company was approved by a vote of 2,413,961 votes in favor of his election, with 15,900 votes against and no abstentions and broker non-votes, representing a vote of 99.4% of the votes present cast in favor of the election of Mr. Berger.

          (iii) The proposal to elect Joseph A. Fernandez as a director of the Company was approved by a vote of 2,413,961 votes in favor of his election, with 15,900 votes against and no abstentions and broker non-votes, representing a vote of 99.4% of the votes present cast in favor of the election of Dr. Fernandez.

          (iv) The proposal to elect Andrew L. Simon as a director of the Company was approved by a vote of 2,316,386 votes in favor of his election, with 113,475 votes against and no abstentions and broker non-votes, representing a vote of 95.3% of the votes present cast in favor of the election of Mr. Simon.

          (v) The proposal to elect Linda G. Straley as a director of the Company was approved by a vote of 2,316,386 votes in favor of her election, with 113,475 votes against and no abstentions and broker non-votes, representing a vote of 95.3% of the votes present cast in favor of the election of Ms. Straley.

          (vi) The proposal to elect Thomas G. Struzzieri as a director of the Company was approved by a vote of 2,413,961 votes in favor of his election, with 15,900 votes against and no abstentions and broker non-votes, representing a vote of 99.4% of the votes present cast in favor of the election of Mr. Struzzieri.

          (vii) The proposal to elect David L. Warnock as a director of the Company was approved by a vote of 2,416,461 votes in favor of his election, with 13,400 votes against and no abstentions and broker non-votes, representing a vote of 99.5% of the votes present cast in favor of the election of Mr. Warnock.

          (viii) The proposal to ratify the appointment of Lazar, Levine & Felix LLP as the independent auditors of the Company was adopted by a vote of 2,418,036 votes in favor of the proposal, with 825 votes against, no votes abstaining and no broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the proposal.


ITEM 5.   OTHER INFORMATION

          On January 2, 2001, the Company received a notice from NASDAQ stating that the Company had failed to meet the continued listing requirement of the Small Cap Market because the price of the Company's common stock had been less than $1.00 for thirty consecutive trading days. At that date, in order to rectify this deficiency, the Company had ninety days within which to maintain its stock price at $1.00 or more for ten consecutive trading days in accordance with NASDAQ's continued listing requirements. On March 2, 2001, the Company responded to NASDAQ asserting that it is currently in compliance with NASDAQ's continued listing requirements since the Company's common stock had maintained a price of $1.00 or more for at least ten consecutive trading days. On April 5, 2001, the Company received notice that NASDAQ had made a determination that the Company did not demonstrate an ability to sustain compliance with the minimum bid price applicable to the Small Cap market. The Company received a hearing before NASDAQ but has not yet received NASDAQ's final determination. If the Company's securities are delisted from the NASDAQ Small Cap Market, the liquidity of the market for the Company's Common Stock may be adversely affected and the Company may encounter difficulty in raising any financing

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              Exhibit 11 -- Computation of Earnings per Common Share

          (b) Reports on Form 8-K

              None.


                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE FISCAL QUARTER ENDED APRIL 30, 2001


    Consolidated Balance Sheets                                          F-1

    Consolidated Statements of Operations                                F-3

    Consolidated Statements of Cash Flows                                F-4

    Notes to Consolidated Financial Statements                           F-6

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES


                                                                   Page 1 of 2
                           CONSOLIDATED BALANCE SHEETS

                                                       April 30,      October 31,
                                                        2 0 0 1         2 0 0 0
                                                        -------         -------
                                                      (Unaudited)
     ASSETS
     ------
Current assets:
  Cash and temporary investments                       $   79,062     $   512,088
  Accounts receivable, net of allowance for doubtful
   accounts of $82,037 and $97,545, respectively        1,090,432       1,294,756
  Tuition receivable, net of allowance for doubtful
   accounts of $507,870 and $436,483,
   respectively                                         2,398,033       2,097,329
  Inventories                                             582,326         596,654
  Prepaid expenses and other current assets               477,670         263,641
                                                       ----------     -----------

        Total current assets                            4,627,523       4,764,468

Property, plant and equipment - net of
  accumulated depreciation of $1,717,952 and
  $1,628,899, respectively                              1,857,025       1,945,948

Other assets:
  Noncurrent tuition receivable, net of allowance for
   doubtful accounts of $169,290 and $145,494,
   respectively                                         1,103,867       1,106,868
  Test passage bank and test development, net of
   accumulated amortization of $1,791,519 and
   $1,668,324, respectively                             2,374,212       2,337,253
  Goodwill, net of accumulated amortization of
   $536,981 and $452,059, respectively                  3,734,051       3,818,974
  Deferred income taxes                                 1,567,707       1,276,606
  Other assets                                            903,269         954,532

        Total assets                                  $16,167,654     $16,204,649
                                                      ===========     ===========


See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES


                                                                   Page 2 of 2
                           CONSOLIDATED BALANCE SHEETS

                                                       April 30,      October 31,
                                                        2 0 0 1         2 0 0 0
                                                        -------         -------
                                                      (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Lines of credit                                     $   997,748    $ 1,097,748
  Current maturities of long-term debt                    782,124        620,479
  Current maturities of capitalized lease
   obligations                                             16,748         15,950
  Deferred revenue                                             --         75,792
  Accounts payable and accrued expenses                 2,578,416      1,901,003
                                                      -----------    -----------

        Total current liabilities                       4,375,036      3,710,972

Long-term debt:
  Subordinated debt                                     3,530,141      3,530,141
  Long-term debt, net of current portion                2,385,352      2,666,054
  Long-term capitalized lease obligations, net of
    current portion                                         7,746         16,107
                                                      -----------    -----------

        Total liabilities                              10,298,275      9,923,274
                                                      -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0  shares
   issued and outstanding                                      --             --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,559,453 shares issued and
   outstanding                                                256            256
  Additional paid-in capital                            5,522,296      5,522,296
  Deferred interest                                      (294,199)      (352,523)
  Unearned compensatory stock                              (5,929)       (10,608)
  Retained earnings                                       646,955      1,121,954
                                                      -----------    -----------

        Total stockholders' equity                      5,869,379      6,281,375

        Total liabilities and stockholders'
          equity                                      $16,167,654    $16,204,649
                                                      ===========    ===========


See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 1        2 0 0 0         2 0 0 1       2 0 0 0
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)

Assessment products revenues                       $2,637,081    $ 1,862,892      $1,544,002    $1,146,454
Educational delivery revenues                       2,190,973      2,385,244       1,588,872     1,798,137
Instructional revenues                                589,081        671,452         385,927       409,630
                                                   ----------    -----------      ----------    ----------

Total net revenue                                   5,417,135      4,919,588       3,518,801     3,354,221

Cost of goods sold                                  2,342,826      2,107,269       1,373,986     1,240,528
                                                   ----------    -----------      ----------    ----------

Gross profit                                        3,074,309      2,812,319       2,144,815     2,113,693
                                                   ----------    -----------      ----------    ----------

Operating expenses:
  Selling expenses                                  1,165,533      1,127,335         604,579       574,569
  General and administrative
   expenses                                         2,315,850      2,588,524       1,066,824     1,443,961
                                                   ----------    -----------      ----------    ----------

Total operating expenses                            3,481,383      3,715,859       1,671,403     2,018,530
                                                   ----------    -----------      ----------    ----------

(Loss) income from operations                        (407,074)      (903,540)        473,412        95,163

Other income (expense):
  Interest expense, net                              (350,971)      (374,741)       (166,248)     (194,661)
                                                   ----------    -----------      ----------    ----------

(Loss) income before income taxes                    (758,045)    (1,278,281)        307,164       (99,498)


Income tax (benefit)                                 (283,046)      (448,902)        138,120       (25,992)
                                                   ----------    -----------      ----------    ----------

Net (loss) income                                   $(474,999)   $  (829,379)     $  169,044    $  (73,506)
                                                   ==========    ===========      ==========    ==========

Weighted average shares outstanding
  Basic                                              2,559,453     2,314,866       2,559,453     2,493,759
  Diluted                                            2,559,453     2,314,866       2,559,453     2,493,759

(Loss) earnings per share
  Basic                                             $     (.19)   $     (.36)     $      .07    $     (.03)
  Diluted                                           $     (.19)   $     (.36)     $      .07    $     (.03)



See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES
                                                                   Page 1 of 2
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 1        2 0 0 0
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)


OPERATING ACTIVITIES
  Net loss                                         $ (474,999)    $  (829,379)
  Adjustments to reconcile net loss to net
   cash (used) provided in operating activities:
  Depreciation and amortization                       399,393         522,107
  Deferred interest                                    58,324          58,646
  Deferred income taxes                              (291,101)       (449,902)
  Financial advisory services                           4,679           4,679
  Bad debt expense                                     99,691         181,523
Changes in operating assets and liabilities:
  Accounts receivable                                 192,272         163,164
  Inventories                                          14,328        (131,371)
  Other assets                                       (215,302)       (356,481)
  Tuition receivable                                 (385,332)       (560,028)
  Deferred revenue                                    (75,792)         33,750
  Accounts payable                                    677,413         111,301
                                                   ----------      ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES                3,574      (1,251,991)
                                                   ----------      ----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment        (17,130)        (94,192)
  Test passage bank and test development             (160,154)       (138,339)
  Prepublication costs                                (40,276)       (105,423)
  Proceeds from sale of marketable securities              --         175,000
  Proceeds from sale of auto                           17,000              --
  Software development costs                           (9,420)             --
                                                   ----------      ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES             (209,980)       (162,954)
                                                   ----------      ----------





See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES



                                                                   Page 2 of 2
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 1        2 0 0 0
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)


FINANCING ACTIVITIES
  Net borrowings on loan payable                   $(100,000)     $   525,000
  Repayment of long-term debt                       (126,620)         (73,353)
                                                   ---------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES            (226,620)         451,647
                                                   ---------      -----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS        (433,026)        (963,298)

CASH AND TEMPORARY INVESTMENTS
 AT BEGINNING OF PERIOD                              512,088        1,140,893
                                                   ---------      -----------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD    $  79,062      $   177,595
                                                   =========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                     $ 346,442      $   407,701
                                                   =========      ===========

 Income taxes paid                                 $   1,204      $     1,000
                                                   =========      ===========

 Stock issued in repayment of subordinated note    $      --      $   469,859
                                                   =========      ===========



See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 2001 and October 31, 2000, the consolidated statements of operations for the six and three months ended April 30, 2001 and 2000 and consolidated cash flows for the six months ended April 30, 2001 and 2000.

The consolidated results of operations for the six and three months ended April 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000.

NOTE 2 -  SEGMENT INFORMATION
-----------------------------

                                         Assessment       Delivery      Instructional        Total
                                         ----------       --------      -------------        -----

Six Months Ended April 30, 2001:
  Revenues                              $2,637,081      $2,190,973       $  589,081        $ 5,417,135
  Income (loss) before income tax           16,462       (532,828)         (241,679)          (758,045)
  Total segment assets                   7,085,125       7,006,359        2,076,170         16,167,654

Six Months Ended April 30, 2000:
  Revenues                              $1,862,892      $2,385,244       $  671,452        $ 4,919,588
  Loss before income tax                  (888,971)       (190,180)        (199,130)        (1,278,281)
  Total segment assets                   7,080,258       6,759,758        2,375,045         16,215,061


Included in the assessment segment reporting are corporate overhead expenses of approximately $348,000 and $362,000 for the six months ended April 30, 2001 and 2000, respectively.

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the six months ended April 30, 2001 and 2000, is not considered material to the financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - NASDAQ LISTING COMPLIANCE
----------------------------------

On January 2, 2001, the Company received a notice from NASDAQ stating that the Company had failed to meet the continued listing requirement of the Small Cap Market because the price of the Company's common stock had been less than $1.00 for thirty consecutive trading days.
At that date, in order to rectify this deficiency, the Company had ninety days within which to maintain its stock price at $1.00 or more for ten consecutive trading days in accordance with NASDAQ's continued listing requirements. On March 2, 2001, the Company responded to NASDAQ asserting that it is currently in compliance with NASDAQ's continued listing requirements since the Company's common stock had maintained a price of $1.00 or more for at least ten consecutive trading days. On April 5, 2001, the Company received notice that NASDAQ had made a determination that the Company did not demonstrate an ability to sustain compliance with the minimum bid price applicable to the Small Cap market. The Company received a hearing before NASDAQ but has not yet received NASDAQ's final determination.

NOTE 4 - LINES OF CREDIT EXTENSIONS
-----------------------------------

As of April 30, 2001, the Company owed $200,000 to a bank, which is the maximum availability under a particular line of credit promissory note. This line had expired as of March 31, 2001. The bank extended the credit line through June 30, 2001. The Company is currently negotiating an additional extension on the line.

As of April 30, 2001, the Company owed an additional $200,000 which is the maximum availability under another line of credit promissory note with the same bank. This line also expired as of March 31, 2001.
The bank extended the credit line through June 30, 2001. The Company is currently negotiating an additional extension on this line.

As of April 30, 2001, the Company had approximately $598,000 outstanding on an additional line of credit facility totaling $750,000 with a bank. This line contains various financial covenants pertaining to the maintenance of working capital and debt service coverage which are to be calculated as of the Company's fiscal year end and which the Company was in breach of as of October 31, 2000. Under the terms of the line of credit agreement, the bank may call the line if the Company is in violation of any of the covenants. In March 2001, the bank granted a one-time waiver of the covenant requirements at October 31, 2000. In addition, the due date of the line was extended to October 1, 2001 and new financial covenant requirements were set.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 5 - DIRECTORS STOCK OPTIONS
--------------------------------

On March 30, 2001, the Company granted options to four directors pursuant to its Directors' Stock Option Plan to purchase an aggregate of 10,000 common shares at an exercise price of $.6875 per share.

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

                            TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                            By:  /s/ ANDREW L. SIMON
                                 ---------------------------------------

                                 Andrew L. Simon, President,
                                 Chief Executive Officer and
                                 Principal Accounting Officer


Date: June 15, 2001