Form 10QSB
period 2001-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2001-09-19
CIK 726603

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



                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2001

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of September 14, 2001: 2,559,453 shares of Common Stock, par value
------------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                               PART I

                       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended July 31, 2001 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000, as amended ("Fiscal 2000"), which may cause actual results to differ materially from those described.

COMPANY BACKGROUND

        For over twenty years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly-regarded proprietary reading tests. Since 1994, management has implemented a strategy to broaden the Company's services within the education marketplace. As a result, the Company has completed four acquisitions since 1997, and now serves three education markets: (1) educational assessment and evaluation, (2) the educational instruction, and
(3) educational delivery.

        Prior to 1997, the Company's revenues were derived from the publishing and distribution of its proprietary line of reading tests. In the fiscal year ending October 31, 1997 ("Fiscal 1997"), the Company acquired Beck Evaluation and Testing Associates, Inc. ("BETA"), which operates as the Company's custom test design unit. In that same fiscal year, the Company organized Modern Learning Press, Inc. ("MLP"), which purchased substantially all of the assets of Programs for Education, Inc., and marked the Company's entrance into the instructional marketplace. MLP designs, publishes and distributes four affordable "consumable" student workbook series that target grades K-4, and creates and publishes books and pamphlets for elementary school teachers and parents. Also in Fiscal 1997, the Company purchased the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive language assessment and evaluation program for English as a second language. In its fiscal year ended October 31, 1998 ("Fiscal 1998"), the Company organized a subsidiary, TASA Educational Services Corp. ("TESC"), to operate and acquire post-secondary schools. TESC completed its first acquisition in the educational delivery field in November 1998 through its acquisition in November 1998 of the 750-student Mildred Elley Schools.

        Accordingly, in an effort to report revenues in a more meaningful manner, the Company has segregated revenues into three discrete segments: (1) assessment revenues, (2) instructional revenues and (3) educational delivery revenues. All prior periods have been recharacterized into these three segments for comparative purposes.

RESULTS OF OPERATIONS

        The following table compares the revenues for each of the assessment division, the instructional division and the educational delivery division for the nine-month period ended July 31, 2001 versus the nine-month period ended July 31, 2000, and for the third quarter ended July 31, 2001 versus the third quarter ended July 31, 2000.

          RESULTS OF OPERATIONS FOR THE THIRD FISCAL QUARTER
         AND FOR THE NINE-MONTH PERIOD ENDED ON JULY 31, 2001

                                       Nine Months                            Three Months
                                      Ended July 31,                         Ended July 31,
                                    2001         2000       % Change        2001        2000       % Change
                                    ----         ----       --------        ----        ----        --------
                                (in thousands of dollars)              (in thousands of dollars)


Assessment Products Revenues      4,637.3      3,293.7       40.8         2,000.2     1,430.8        39.8

Instructional Revenues            1,942.8      1,707.1       13.8         1,353.8     1,035.7        30.7

Educational Delivery Revenues     3,061.6      3,544.2      (13.6)          870.6     1,159.0       (24.9)

Total Revenues                    9,641.7      8,545.1       12.8         4,224.6     3,625.5        16.5



        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                       Nine Months              Three Months
                                     Ended July 31,            Ended July 31,
                                    2001         2000         2001        2000
                                    ----         ----         ----        ----
                                     (In percentages)         (In percentages)


Revenues                            100%         100%         100%        100%

    Gross Profit Margin              61           60           66          65

Operating Expense:

    Selling Expense                  20           23           18          23

    General & Administrative         39           45           35          35

Income (Loss) from Operations         2           (8)          13           7

    Other (Expense)                  (6)          (7)          (5)         (5)

Pre-Tax Loss                         (4)         (14)           8           2

Net (Loss)                           (3)          (9)           5           1



        REVENUES.  The Company's revenues for the nine-month
        --------
period ended July 31, 2001 (the "Current Period"), were $9,641.7M, representing a 13% increase, or $1,096.6M, from $8,545.1M for the nine-month period ended July 31, 2000 (the "Comparable Period"). Net revenues for the three months ended July 31, 2001 (the "Current Quarter") increased by $599.1M, or 17%, to $4,224.6M as compared to net sales of $3,625.5M for the three months ended July 31, 2000 (the "Comparable Quarter").
The overall increase was primarily attributable to internal growth of the Company's assessment and instruction divisions. Revenues for assessment products and services, through the Company's proprietary test and custom test design units, increased 41%, or $1,343.6M, from $3,293.7M in the Comparable Period to $4,637.3M during the Current Period. Revenues for assessment products and services for the Current Quarter increased by $569.4M, or 40% to $2,000.2M as compared to $1,430.8M for the Comparable Quarter. Revenues from the Company's proprietary test unit, featuring DRP products, reflected a revenue increase of 31% for the Current Period primarily as a result of the Company's launching of its new series (with new norms) of DRP tests in the Fall of 2000 and the launch of our new MAC II (Limited English Proficiency/English as Second Language-LEP/ESL) test in July 2001. In addition, the Company's custom test design unit, BETA, posted a revenue increase of 55% during the Current Period. This increase can be attributed to growth in BETA's contractual business through attainment of new contracts from both state governments and agencies and publishers.

        The instructional division's revenues increased $235.7M or 14%, from $1,707.1M in the Comparable Period to $1,942.8M during the Current Period. Net revenues for the Current Quarter increased by $318.2M, or 31%, to $1,353.8M as compared to net sales of $1,035.6M for the Comparable Quarter. During the First Five Months of the Company's Fiscal year the entire K-12 instructional category experienced softness (including MLP). Since April (April-July), we have seen increasing revenue gains.

        The educational delivery division's revenues decreased by $482.7M or 14% from $3,544.3M in the Comparable Period to $3,061.6M during the Current Period. Net revenues for the Current Quarter decreased by $288.4M, or 25%, to $870.6M as compared to net sales of $1,159.0M for the Comparable Quarter. TASA's post-secondary school business, Mildred Elley Career College, is countercyclical-that is, its financial performance runs counter to the typical strength of businesses in times of good economic conditions. Thus, the school has faced increased difficulty in recruiting new students due to the generally improving economic conditions in its key market area of Albany, New York, where the unemployment rate is currently running around 3.3%. The Company did have a strong July start. Consequently, we deferred $650.9M in revenue into the 4th quarter of the year, which is an increase of $255.4M in deferred revenue over that of the Comparable Quarter ($395.5M).

        COST OF GOODS SOLD.  Cost of goods sold increased to
        ------------------
$3,771.7M in the Current Period, or 11% as compared to $3,389.4M in the Comparable Period. Cost of goods sold increased to $1,428.9M in the Current Quarter, or 11%, as compared to $1,282.2M in the Comparable Quarter. Cost of goods sold as a percentage of revenues decreased to 39% in the Current Period vs 40% in Comparable Period. Cost of goods sold as a percentage of revenues decreased from 35% in the Comparable Quarter to 34% in the Current Quarter.

        GROSS PROFIT.  The Company's gross profit for the
        ------------
Current Period increased by $714.3M, or 14% to $5,870.0M as compared to the Comparable Period gross profit of $5,155.7M. The Company's gross profit for the Current Quarter increased by $452.3M or 19% to $2,795.7M as compared to $2,343.4M for the Comparable Quarter. The gross profit margin percentage improved to 61% in the Current Period vs 60% in the Comparable Period.
The gross profit margin percentage increased to 66% in the Comparable Quarter to 65% in the Current Quarter.

        SELLING EXPENSES.  The Company's selling expenses for
        ----------------
the Current Period decreased by $19.2M, or 1%, as compared to the Comparable Period. Selling expenses for the Current Quarter decreased by $57.4M or 7%, as compared to the Comparable Quarter. These decreases are primarily due to a reorganization of the assessment and instructional sales organizations.

        GENERAL AND ADMINISTRATIVE EXPENSES.  The Company's
        -----------------------------------
general and administrative expenses for the Current Period decreased by $65.4M or 2%, as compared to the Comparable Period. The Company's general and administrative expenses for the Current Quarter increased by $207.2M, or 16% as compared to such expenses in the Comparable Quarter. The partial decreases were attributable to the reduction in overhead expenses resulting from management's cost reduction efforts in the prior fiscal year. As a percentage of sales, G&A expenses are 35% in the Current Quarter vs 35% in the Comparable Quarter. As a percentage of sales, G&A expenses are 39% in the Current Period vs 45% in the Comparable Period. The increase in G&A expenses in the Current Quarter is due to the accrual of performance bonuses by key personnel based upon their employment contracts.

        EBITDA.  Earnings before interest, taxes, depreciation,
        ------
and amortization increased $636.1M to $784.2M in the Current Period vs $148.1M in the Comparable Period. Earnings before interest, taxes, depreciation, and amortization increased to $791.9M in the Current Quarter from $529.5M in the Comparable Quarter. These increases are the result of the increase in revenues during the Current Quarter and reduction in operating costs.

        OTHER INCOME (EXPENSE).  Net interest expense was
        ----------------------
essentially flat in the Current Period as compared to the Comparable Period ($553.2M vs $556.5M). Net interest expense increased in the Current Quarter by $20.5M or 11%, as compared to Comparable Quarter. These increases is primarily due to lower earnings on available funds.

        NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.  Net
        ---------------------------------------------
(loss) was ($252.2M) for the Current Period as compared to a net
(loss) of ($784.1M) for the Comparable Period. (Loss) per share in the Current Period was ($0.10) based on weighted average shares outstanding of 2,559,453. In the Comparable Period,
(loss) per share was ($0.33) based upon weighted average shares outstanding of 2,397,292. Net income was $222.8M for the Current Quarter as compared to net income of $45.3M for the Comparable Quarter. Income per share in the Current Quarter was $0.09 based on weighted average shares outstanding of 2,559,453. In the Comparable Quarter, income per share was $0.02 based upon weighted average shares outstanding of 2,559,453.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital increased by $79.8M
        ---------------
during Current Period from $1,053.5M at October 31, 2000, to $1,133.3M at July 31, 2001. This increase resulted primarily from the increase in accounts and tuition receivable offset in part by an increase in accounts payable and accrued expenses. The ratio of current assets to current liabilities was approximately 1.2 to
1.0 at the end of the Current Period.

        CASH FLOW FROM OPERATING ACTIVITIES. During the Current
        -----------------------------------
Period, the Company had net cash provided by operating activities of $649.0M, as compared to $1,148.9M used in operating activities in the Comparable Period. The increase in cash provided by operating activities resulted from a smaller increase in accounts and tuition receivable offset in part by an increase in deferred revenue and accounts payable.

        CASH FLOW FROM INVESTING ACTIVITIES. During the Current
        -----------------------------------
Period, the Company had net cash used in investing activities of $379.9M, as compared to $459.4M for the Comparable Period. The decrease in cash used in investing activities resulted primarily from reduced investments in test development due to the completion and launch of several new test products during the current year.

        CASH FLOW FROM FINANCING ACTIVITIES. During the Current
        -----------------------------------
Period, the Company had net cash used in financing activities of $751.0M in the Current Period, as compared to $467.5M from financing activities for the Comparable Period. The increase in cash used for financing activities resulted from the Company repaying certain debt ($547.5M).


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

          In October 2000, Faith Takes, the former owner of
Mildred Elley School, Inc., commenced an action against the
Company, MESI, TASA Educational Services Corporation and an
investor in the Company.  The action was commenced in the Supreme
Court of the State of New York in the County of Albany.   The
complaint alleges certain defaults in the payment of amounts due under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of MESI. The amounts originally demanded by Ms. Takes aggregate $985,270 plus interest, attorneys' fees and late fees. Ms. Takes is currently MESI's president and chief executive officer. On
June 7, 2001, the court denied plaintiff's motion for summary judgment, finding that MESI and the Company were entitled to certain offsets against certain of the promissory notes issued in connection with the acquisition. With respect to demand notes payable to Ms. Takes in the aggregate principal amount of approximately $60,000 representing funds advanced to MESI after the acquisition, the court found that the Company was not entitled to any offsets and granted summary judgment to Ms. Takes. The court also denied the Company's motion for summary judgment with respect to certain breach of warranty claims with respect to a third party note. The Company has appealed the portions of the decision which are adverse to the Company, and intends to vigorously prosecute its claims for offset. The plaintiff has also appealed those portions of the decision which were favorable to the Company.

ITEM 2.   CHANGES IN SECURITIES

          On April 5, 2001, the Company received notice that NASDAQ had made a determination that the Company did not demonstrate an ability to sustain compliance with the minimum bid price applicable to the Small Cap market. The Company received a hearing before NASDAQ on May 25, 2001. On June 29, 2001, the Company received notification of the NASDAQ Listing Qualification Panel's decision to delist the Company's securities from the NASDAQ stock market effective July 2, 2001.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          On August 31, 2000, the Company received a letter from the former owner of Mildred Elley School, Inc., alleging certain defaults in the payment of amounts due under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of the Company. Such demand letter also alleges additional defaults by MESI Acquisition Corp. (TASA's wholly-owned subsidiary) ("MESI") Such demand letter also alleges additional defaults by MESI in the employment agreement between MESI and Faith Takes, the former owner of the Mildred Elley School who is currently MESI's president and chief executive officer. The amounts demanded by Ms. Takes aggregate $985,270 plus interest, attorneys' fees and late fees. The Company believes that it has meritorious defenses and counterclaims to such allegations and is pursuing resolution of these issues.

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

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11 -- Computation of Earnings per Common Share

          (b)  Reports on Form 8-K

               Notice of Nasdaq Delisting filed on July 16, 2001.


                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE FISCAL QUARTER ENDED JULY 31, 2001






    Consolidated Balance Sheets                                          F-1

    Consolidated Statements of Operations                                F-3

    Consolidated Statements of Cash Flows                                F-4

    Notes to Consolidated Financial Statements                           F-6


































                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES


                                                                   Page 1 of 2
                          CONSOLIDATED BALANCE SHEETS

                                                     July 31,     October 31,
                                                     2 0 0 1        2 0 0 0
                                                     -------        -------
     ASSETS                                        (Unaudited)
     ------

Current assets:
  Cash and temporary investments                   $   30,214   $  512,088
  Accounts receivable, net of allowance for
   doubtful accounts of $82,036 and $97,545,
   respectively                                     2,051,397    1,294,756
  Tuition receivable, net of allowance for
   doubtful accounts of $556,278 and $436,483,
   respectively                                     2,852,251    2,097,329
  Inventories                                         622,799      596,654
  Prepaid expenses and other current assets           438,649      263,641
                                                   ----------   ----------

  Total current assets                              5,995,310    4,764,468

  Property, plant and equipment - net of
   accumulated depreciation of $1,762,629 and
   $1,628,899, respectively                         1,884,392    1,945,948

Other assets:
  Noncurrent tuition receivable, net of
   allowance for doubtful accounts of
   $640,270 and $145,494, respectively                568,635    1,106,868
  Test passage bank and test development,
   net of accumulated amortization of
   $1,886,100 and $1,668,324, respectively          2,365,289    2,337,253
  Goodwill, net of accumulated amortization
   of $579,443 and $452,059, respectively           3,691,589    3,818,974
  Deferred income taxes                             1,342,244    1,276,606
  Other assets                                        850,860      954,532
                                                  -----------  -----------

  Total assets                                    $16,698,319  $16,204,649
                                                  ===========  ===========



See notes to consolidated financial statements.


                                     F - 1

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES


                                                                   Page 2 of 2
                           CONSOLIDATED BALANCE SHEETS

                                                     July 31,     October 31,
                                                     2 0 0 1        2 0 0 0
                                                     -------        -------
     LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)
     ------------------------------------

Current liabilities:
  Lines of credit                                $    894,271    $ 1,097,748
  Current maturities of long-term debt                554,666        620,479
  Current maturities of capitalized leas
   obligations                                         34,096         15,950
  Deferred revenue                                    650,870         75,792
  Accounts payable and accrued expenses             2,728,108      1,901,003
                                                 ------------    -----------

     Total current liabilities                      4,862,011      3,710,972

Long-term debt:
  Subordinated debt                                 3,530,141      3,530,141
  Long-term debt, net of current portion            2,141,692      2,666,054
  Long-term capitalized lease obligations,
   net of current portion                              40,652         16,107
                                                 ------------    -----------

     Total liabilities                             10,574,496      9,923,274
                                                 ------------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value,
   5,000,000 authorized, 0  shares
   issued and outstanding                                  --             --
  Common stock, $.0001 par value,
   20,000,000 shares authorized, 2,559,453
   shares issued and outstanding                          256            256
  Additional paid-in capital                        5,522,296      5,522,296
  Deferred interest                                  (264,876)      (352,523)
  Unearned compensatory stock                          (3,590)       (10,608)
  Retained earnings                                   869,737      1,121,954
                                                  -----------    -----------

     Total stockholders' equity                     6,123,823      6,281,375
                                                  -----------    -----------

     Total liabilities and stockholders' equity   $16,698,319    $16,204,649
                                                  ===========    ===========

See notes to consolidated financial statements.

                                     F - 2

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Nine Months Ended                Three Months Ended
                                                           July 31,                          July 31,
                                                   2 0 0 1         2 0 0 0           2 0 0 1         2 0 0 0
                                                   -------         -------           -------         -------
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Assessment revenues                                $4,637,291      $3,293,747      $2,000,210      $1,430,855
Educational delivery revenues                       3,061,576       3,544,257         870,603       1,159,013
Instructional revenues                              1,942,871       1,707,111       1,353,790       1,035,659
                                                   ----------      ----------      ----------      ----------

Total net revenue                                   9,641,738       8,545,115       4,224,603       3,625,527

Cost of goods sold                                  3,771,741       3,389,438       1,428,915       1,282,169
                                                   ----------      ----------      ----------      ----------

Gross profit                                        5,869,997       5,155,677       2,795,688       2,343,358
                                                   ----------      ----------      ----------      ----------

Operating expenses:
  Selling expenses                                  1,936,642       1,955,793         771,109         828,458
  General and administrative expenses               3,784,392       3,849,810       1,468,542       1,261,286
                                                   ----------      ----------      ----------      ----------

Total operating expenses                            5,721,034       5,805,603       2,239,651       2,089,744
                                                   ----------      ----------      ----------      ----------

Income (loss) from operations                         148,963        (649,926)        556,037         253,614

Other income (expense):
  Interest expense, net                              (553,248)       (556,490)       (202,277)       (181,749)
                                                   ----------      ----------      ----------      ----------

(Loss) income before income taxes                    (404,285)     (1,206,416)        353,760          71,865

Income taxes (benefit)                               (152,068)       (422,299)        130,978          26,603
                                                   ----------      ----------      ----------      ----------

Net (loss) income                                  $ (252,217)    $  (784,117)     $  222,782      $   45,262
                                                   ----------      ----------      ----------      ----------

Weighted average shares outstanding
  Basic                                             2,559,453       2,397,292       2,559,453       2,559,453
  Diluted                                           2,559,453       2,397,292       2,559,453       2,650,711

Earnings (loss) per share
  Basic                                           $      (.10)    $      (.33)     $      .09      $      .02
  Diluted                                         $      (.10)    $      (.33)     $      .09      $      .02


See notes to consolidated financial statements.

                                     F - 3


                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES
                                                                   Page 1 of 2
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended
                                                              July 31,
                                                      2 0 0 1         2 0 0 0
                                                      -------         -------
                                                    (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
  Net loss                                         $ (252,217)     $  (784,117)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
   Depreciation and amortization                      635,188          798,031
   Deferred income taxes                              (65,638)        (464,727)
   Deferred interest                                   87,647           88,292
   Financial advisory services                          7,018            7,018
   Bad debt expense                                   131,848          280,164
  Changes in operating assets and liabilities:
   Accounts receivable                               (741,132)        (598,914)
   Inventories                                        (26,145)        (329,510)
   Other assets                                      (165,681)         (50,199)
   Tuition receivable                                (364,036)      (1,022,739)
   Deferred revenue                                   575,078          395,513
   Accounts payable                                   827,105          532,260
                                                    ---------      -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES              649,035       (1,148,928)
                                                    ---------      -----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment        (89,174)        (112,135)
  Test passage bank and test development             (245,812)        (522,292)
  Proceeds from the sale of marketable securities          --          175,000
  Proceeds from the sale of auto                       17,000               --
  Prepublication costs                                (52,047)              --
  Software development costs                           (9,915)              --
                                                    ---------      -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES             (379,948)        (459,427)
                                                    ---------      -----------

FINANCING ACTIVITIES
  Repayment of long-term debt                        (547,484)        (110,286)
  Net borrowings on note payable to bank             (203,477)         577,748
                                                    ---------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES             (750,961)         467,462
                                                    ---------      -----------



See notes to consolidated financial statements.


                                     F - 4


                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES
                                                                   Page 2 of 2
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                             July 31,
                                                     2 0 0 1         2 0 0 0
                                                     -------         -------
                                                   (Unaudited)     (Unaudited)

NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                      $(481,874)      $(1,140,893)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                             512,088         1,140,893
                                                   ---------       -----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                 $  30,214       $        --
                                                   =========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $ 590,398       $   615,662
                                                   =========       ===========

  Income taxes paid                                $  13,483       $    79,998
                                                   =========       ===========



















See notes to consolidated financial statements.


                                     F - 5


                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 2001 and October 31, 2000, the consolidated statements of operations for the nine and three months ended July 31, 2001 and 2000 and consolidated cash flows for the nine months ended July 31, 2001 and 2000.

The consolidated results of operations for the nine and three months ended July 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB, as amended, for the fiscal year ended October 31, 2000.

NOTE 2 -  SEGMENT INFORMATION
-----------------------------


                                         Assessment       Delivery       Instructional     Total
                                         ----------       --------       -------------     -----

Nine Months Ended July 31, 2001:
  Revenues                               $4,637,291      $3,061,576        $1,942,871      $ 9,641,738
  Income (loss) before income tax           436,975        (982,912)          141,652         (404,285)
  Total segment assets                    7,153,304       6,929,132         2,615,883       16,698,319

Nine Months Ended July 31, 2000:
  Revenues                               $3,293,747      $3,544,257        $1,707,111      $ 8,545,115
  Loss before income tax                   (696,740)       (395,836)         (113,840)      (1,206,416)
  Total segment assets                    7,383,282       6,949,287         2,758,276       17,090,845


Included in the assessment segment reporting are corporate overhead expenses of approximately $324,000 for the nine months ended July 31, 2001 and 2000.

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the nine months ended July 31, 2001 and 2000, is not considered material to the financial statements.

                                     F - 6

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - NASDAQ DELISTING
-------------------------

On April 5, 2001, the Company received notice that NASDAQ had made a determination that the Company did not demonstrate an ability to sustain compliance with the minimum bid price applicable to the Small Cap market. The Company received a hearing before NASDAQ on May 25, 2001. On June 29, 2001, the Company received notification of the NASDAQ Listing Qualification Panel's decision to delist the Company's securities from the NASDAQ stock market effective July 2, 2001.

NOTE 4 - LINES OF CREDIT EXTENSIONS
-----------------------------------

As of July 31, 2001, the Company owed $200,000 to a bank, which is the maximum availability under a particular line of credit promissory note. This line had expired as of March 31, 2001. The bank extended the credit line through October 31, 2001. The Company is currently negotiating an additional extension on the line.

As of July 31, 2001, the Company owed an additional $200,000, which is the maximum availability under another line of credit promissory note with the
same bank.  This line also expired as of March 31, 2001.   The bank extended
the credit line through October 31, 2001. The Company is currently negotiating an additional extension on this line.

As of July 31, 2001, the Company had approximately $494,271 outstanding on an additional line of credit facility totaling $750,000 with a bank.
The line of credit expires on October 1, 2001.


                                     F - 7

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 5 - STATE EDUCATION DEPARTMENT AUDIT
-----------------------------------------

The New York State Higher Education Services Corporation ("HESC") has concluded its audit relating to Elley's involvement in the New York State Tuition Assistance Program and determined Elley's liability to be $238,255. In August 2001, Elley entered into a Repayment Agreement with HESC to repay the liability in twelve monthly installments of approximately $20,000 commencing October 1, 2001. Approximately $11,000 of the liability is attributable to the period after the date the Company purchased Elley, and approximately $227,000 to the period prior thereto. The Company, for financial statement purposes, has offset the $227,000 amount against the obligation to the shareholders of the Former Elley in reliance on the decision of Justice Keegan of the Supreme Court, Albany Court, State of
New York in the Takes Litigation (the "Decision"), recognizing a right of offset in favor of the Corporation for this liability once determined.

NOTE 6 - NOTE OFFSET
--------------------

The Company's financial statements include a $400,000 increase to allowance for doubtful accounts, against non-current tuition receivables, which have been offset in an equal amount against the obligation to the shareholders of the Former Elley. The reason for the offset was that collectibility of these receivables was warranted by the Former Elley in connection with the acquisition of the Mildred Elley schools. The Company believes it is entitled to this right of offset because management feels that this amount is uncollectible under the warranty of Former Elley. The warranty was recognized in the Decision, but a triable issue of fact remains as to the intention of the parties concerning the meaning of collectibility under the warranty.

NOTE 7 - NEW PRONOUNCEMENTS
---------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.






                                     F - 8



                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 7 - NEW PRONOUNCEMENTS (Continued)
---------------------------------------

The Company will apply the new rules for goodwill and other intangible assets beginning in the first quarter of the fiscal year ended October 31, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $171,000 per year. During the fiscal year ended October 31, 2002, the Company will perform the first of the required impairment tests of goodwill as of November 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


                                     F - 9



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

Date:   September 19, 2001