Form 10KSB
period 2001-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2002-01-29
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB
(Mark One)
      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended October 31, 2001
      [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $14,400,145 for the fiscal year ended October 31, 2001.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,458,478 as of January 22, 2002. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes           	No
   ---------    ----------

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 22, 2002, 2,594,453 shares of Common Stock, par value $.0001 per share.

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

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

                                 PART I

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

            Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") serves the education market with assessment and instructional products, and as of November 1998, in the post-secondary proprietary school market. Prior to new executive management in 1994, the Company's primary business was reading assessment through the publishing and sale of its proprietary tests and related assessment tools. Since 1994, the Company's current management has implemented a strategy to broaden the Company's services in the education market. In the Company's fiscal years ended October 31, 1997 and 1998 ("Fiscal 1997" and "Fiscal 1998", respectively) and through the beginning of the fiscal year ended October 31, 1999 ("Fiscal 1999"), the Company completed three acquisitions in three core segments of the education market: assessment, instruction and educational delivery. The net effect of the Company's acquisition strategy is that TASA's revenues increased from $2.5 million in the fiscal year ended October 31,1996 ("Fiscal 1996"), the last fiscal year prior to the acquisitions, to over $14.4 million in the fiscal year ended October 31, 2001 ("Fiscal 2001").

            The need to develop fundamental literacy skills has long been recognized as essential to a student's progress and success throughout school and life. The Company's proprietary instructional and assessment products relate directly to the teaching and measurement of progress of literacy skills. The Company's language arts instructional products for grades K-4 provide students with consumable workbook series designed to strengthen skills. The Company's other products for the grades K-4 instructional market include consumable workbooks for the development of other important skills, such as penmanship, social studies, science and the teaching of English, particularly English as a Second Language ("ESL"). The Company's Degrees of Reading Power(R) ("DRP") tests and related products enable a school, district or other entity to assess an individual's reading comprehension ability. These tests allow an individual's reading development to be tracked over time and are often used to audit a school's success in the teaching of reading. In 2001, the Company launched two new tests:
Signposts, a language arts early-childhood test, and the MAC II, an English language proficiency test.

            The third market served, educational delivery, positions the Company to participate in the significant growth occurring in post-secondary education. The Company, through its indirect wholly owned subsidiary MESI Acquisition Corp. ("MESI"), acquired substantially all of the assets of the Mildred Elley Schools, Inc. ("Mildred Elley"), a New York
State accredited, degree-granting school that provides post-secondary students with a broad-based curriculum in business, health, travel, information technology and paralegal training. Mildred Elley's principal campus is located in Latham, New York, with an additional branch in Pittsfield, Massachusetts.

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

            DRP tests consist of nonfiction paragraphs and/or passages on a variety of topics, each written, edited, and calibrated by the Company. The individual test passages are stored in the Company's "Test Passage Bank", and each test is created by selecting the appropriate test passages from the Test Passage Bank to satisfy the criteria set for a particular test. Each passage undergoes a two-year process of development and calibration and has an estimated useful life of 11 years; a passage is introduced initially in a "secure" form of test after which it is available in "shelf" form in the Company's test catalogs and then in practice tests. Management believes that approximately four million DRP tests, for which the Company is the sole source proprietor and publisher, were administered in 2001 in states, school districts, and college and university testing programs.

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

            THE MACULAITIS TEST. In Fiscal 1997, TASA acquired the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive English language assessment and evaluation program. It is intended for use in ESL, Bilingual Education and Limited English Proficiency ("LEP") programs. In Fiscal 1998, the Company completed a series of revisions aimed at improving the overall ease of use and marketability of the test. Management believes that these revisions have given the Maculaitis Test wider appeal. Currently, the Company is making more substantive revisions that management believes are necessary to further enhance the test's marketability. The new MAC II was launched at the end of the third quarter of Fiscal 2001.

            The MAC II is currently authorized for use in New
Jersey, Illinois, and Florida. It is the state-selected test in Rhode Island. While sales have historically come almost exclusively from New Jersey, we anticipate increased volume and greater national penetration in 2002.

            SIGNPOSTS(R) EARLY LITERACY ASSESSMENT SYSTEM. In the spring of 2001, the Company introduced its new Signposts(R) Early Literacy Assessment System ("SIGNPOSTS"). Signposts is a comprehensive system designed to provide a unique set of assessments and integrated instructional activities for students in grades K-3. Signposts spans a range of literacy strands-- reading, writing, listening, and speaking--and includes a pre-DRP reading test and measurement scale for emergent readers. Management believes that the pre-DRP test's downward extension of the existing Primary DRP test will help both the Signposts and DRP programs in future adoptions.

            TEST SCORING AND RELATED REPORTING SERVICES. The Company provides scanning, scoring, and reporting services for all of its tests to schools and districts. Company-copyrighted test answer sheets or licensed answer sheets are required for the administration of all of the Company's tests. Answer marks on these sheets are machine-read by scanner-computer systems and interpreted by Company-proprietary scoring and reporting software. Company-copyrighted conversion tables are used to convert the total number of right answers into a DRP score that indicates how well a student can comprehend text of a given difficulty (readability), or into MAC II scores or English Competency Levels. The test scores also can be interpreted normatively (i.e., in terms of national percentile norms that indicate a student's percentile rank in relation to students nationally in his or her grade) using the Company's proprietary data. All District, School and Class Level Reports of DRP test results are copyrighted by the Company, as are various Parent and Individual Reports that may be ordered by school systems for inclusion in permanent records. Third-party firms, as well as state agencies that provide scanning and scoring services to schools, also may be licensed to score the Company's tests. Further, the Company has licensed its proprietary scanning and scoring software to several large school systems.

            SOFTWARE PRODUCTS. The Company designs and markets computer software products that are sold as instructional aids or analytical tools for reading assessment. Among the products are MicRA-->DRP II, which allows the user to estimate the DRP difficulty rating of instructional materials, and DRP-->EZ Converter(R), which permits those who score DRP tests by hand to easily convert raw scores to criterion-referenced DRP scores and DRP norms. Currently under development, for release anticipated in Spring 2002, is MAC II-->EZ Converter software which will permit those who score MAC II testS by hand to easily obtain
MAC II scores and norms. Further, the Company has sold its own proprietary scanning and scoring software to school districts where its installation is economically feasible due to high-volume usage. Through the end of Fiscal 2001, we had six districts that had purchased this software.

            The Company has also introduced DRP-->Booklink(R) which enables teachers to find appropriate books for each student based upon interest categories and reading ability. The database of books (over 17,000) increases yearly and modifications to the software each year make it more user friendly . Over the past 24 months, DRP-->Booklink has received wide acceptance.

            The Company reports revenues from proprietary test products as Assessment Income.

CUSTOM TEST PRODUCTS AND RELATED SERVICES

            BETA provides consulting services to states, schools and textbook publishers. BETA's business is approximately equally divided between work for states and work for publishers. Since its acquisition by TASA in January 1997, BETA has concentrated on increasing its test assessment and design services to states. This effort has been successful, and BETA now provides its test design and psychometric services to state customers in Delaware, Indiana, Massachusetts, Michigan, Minnesota, North Carolina, Ohio, Texas, and Virginia. Most recently, BETA was awarded a $7.5 million contract from the State of Michigan to help develop an alternative assessment test for special education students. This represents the second major state (the other state being Texas) where BETA has alternative assessment assignments.

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

            In Fiscal 2001, BETA gained significant non-state assessment business from agreements with publishers, such as Harcourt.

            The Company reports revenues from BETA's operations as Assessment Income.

INSTRUCTIONAL PRODUCTS

            Through Modern Learning Press, Inc. ("MLP"), the Company, creates, publishes, and distributes "consumable" student materials for grades K-5, as well as books for elementary school teachers and parents. The series of student publications currently offered by MLP focus on the language arts and include spelling/vocabulary books, journals, and reading comprehension books. The affordable pricing of these consumable series positions MLP to take advantage of the growing pressure for cost-effective purchasing by school districts. Thus, MLP's growing line of student materials enables schools to purchase effective, high-quality publications at a significantly decreased acquisition cost per pupil.

            To complement its student materials, MLP also creates and publishes books that provide education-related information to teachers and parents. These professional and parent publications are written by well-known experts and help schools and families achieve their education objectives.

            MLP was organized by TASA in May 1997 to acquire substantially all of the operating assets of Programs for Education, Inc. The market served by MLP consists of an estimated 19 million students in grades K-5, establishing an approximate market size of $35-$40 million for each series. Moreover, teachers generally make the purchase decisions in these grades as opposed to school boards or agencies, which control the purchasing decisions in higher grades.

            During Fiscal 2001, MLP published three new journals, a reading comprehension book, and a new series of three books that help students write about social studies topics. MLP also expanded its product line by increasing its distribution of reading materials published by other companies.

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

            The two locations had a total enrollment of 535 students as of October 31, 2001. The current enrollment consists of adult students with a median age of 34 in Albany and 35 in Pittsfield. One interesting demographic is that the median age of our freshman students has decreased to 28 years at our Albany campus. This is largely due to the Job Corps students. Many of these students have been dislocated workers and other individuals having various levels of education who need additional skills in order to maintain or improve their current employment situation. Average household income of Mildred Elley's students is $6,000 to $15,000 (Pittsfield) and $3,000-$15,000 (Albany). The student body is 20% male and 80% female in Pittsfield and 30% male and 70% female in Albany.

            All of the programs are offered at both campuses. The following table shows Mildred Elley enrollment by program by location for the 2001 fall term:


                                                                   Total
                                         Albany    Pittsfield    Enrollment

Accounting Systems Specialist. . . . .     17          18            35

Business Management. . . . . . . . . .     64          28            92

Information Technology. . . . . . . . .    99          18           117

Medical Assistant. . . . . . . . . . .     65          47           112

Office Technologies. . . . . . . . . .     11          14            25

Paralegal. . . . . . . . . . . . . . .     74          19            93

Software Specialist. . . . . . . . . .     54         -0-            54

Travel/Tourism. . . . . . . . . . . . .     7         -0-             7

                                 Total:   391         144           535

            Revenues from the post-secondary proprietary school division were $4,995,000 in Fiscal 2001 and are reported as Educational Delivery revenues. During the current year, Elley was re-admitted into the Federal student-loan program, and by the end of the year virtually all students were funded by grants and third-party loans. The net effect is that the school's cash flow has improved significantly.

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

            The Company sells its assessment products on a contract or purchase order basis in accordance with a published price list. Depending upon the contract or the purchase order, the Company sells its products on a net 30-day or other contractual terms. The Company does not offer extended credit terms to its customers. Historically, bad debts with respect to its assessment products have not been material.

            The Company markets its instructional products almost exclusively through direct mail programs and independent sales representatives.

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

            There are a number of for-profit and non-profit organizations that provide test design, production and consulting services to states under contract. For example, Measured Progress, Inc., Dover, New Hampshire; National Evaluation Systems (NES), Amherst, Massachusetts; and NCS Pearson, Iowa City, Iowa; are among the for-profit firms that supply test development, printing, distribution, and scoring services to individual states under contract. Among the non-profit organizations, ACT and ETS have conducted such contract work for states and ETS is the current contractor for the National Assessment of Educational Progress. By enabling states to have tests developed and administered to their own specifications, these for-profit and non-profit organizations compete indirectly with the Company's assessment division. In terms of size alone, these firms have greater marketing capability and resources than does the Company.

            The Maculaitis Test exists in a competitive market; however, several of the non-profit and for-profit testing companies do not have a product that is in direct competition with the test. The major sources of direct competition are: the LAS (Language Assessment Scales) tests published by CTB/McGraw-Hill, the LAB (Language Assessment Battery) developed by the New York City Board of Education, and the IPT (Idea Language Proficiency Test), published by Ballard and Tighe. Each of these tests is designed to assess a student's level English language proficiency. In indirect competition are tests that assess a student's language proficiency in a primary language other than English, such as the Spanish versions of the LAS and IPT. In addition, some states have developed their own instruments for statewide testing of English Language Learners, such as the MELAB (Michigan English Language Assessment Battery) and the RPTE (Texas Reading Proficiency Tests in English).

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

EMPLOYEES

            As of October 31, 2001, the Company employed a total of 148 employees, 95 on a full-time basis, and 53 on a part-time basis. Of the 148 employees, 12 are engaged in research and/or test development, 18 are in operations, 6 are in executive capacities, 10 are in marketing in its assessment and instructional divisions, and 112 are in the educational delivery division.

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

            Due to default rates on student loans prior to the Company's acquisition of Mildred Elley, Mildred Elley students did not qualify for loans under Title IV in Fiscal 2000. In the fall of 2000, the Mildred Elley schools requalified for the Title IV program. The first students to be able to take advantage of the Federal loan program were those enrolled in the January 2001 module.

PATENTS, COPYRIGHTS, TRADEMARKS, TRADE SECRETS AND ROYALTIES

            The Company regularly asserts copyrights to all of its assessment and instructional materials.

            The following are registered trademarks and/or service marks of the Company: TASA, the TASA logo, DRP Program The
Readability Standard, Browzer-->BOOKLINK, DRP, DRP--> BOOKLINK,
DRP-->EZ Converter, DRP Linking Text to Ability, Booklore and design, BookMatch, DWM, Degrees of Reading Power, Degrees of Word
Meaning, MicRA-->DRP, TextSense, TASA Literacy, Signposts and design, We've Done the Research for You, and The MAC II Test of
English Language Proficiency and design (both pending). Additionally, Change-A-Print Frame is a registered trademark of MLP.

            Trade secrets are maintained by licenses for software and certain proprietary data. In addition, all employees execute nondisclosure agreements as a condition of employment.

            In connection with the purchase by MLP of substantially all the operating assets of Programs for Education, Inc. and pursuant to a Royalty Agreement between MLP and Bernard Shapiro, the founder of Programs for Education, Inc., MLP agreed to pay to Mr. Shapiro a royalty on sales of certain titles for a term of seven years following the closing of the acquisition in Fiscal 1997 in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, which increases each year to a maximum of $240,000 in the seventh year. The Company paid Mr. Shapiro a total of $151,279 in Fiscal 2000 and $160,667 in Fiscal 2001.

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

            The former owner of the Mildred Elley School, Inc. commenced an action alleging defaults in the payment of certain amounts under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of MESI (TASA's wholly-owned subsidiary). The complaint also alleges certain defaults by MESI in the employment agreement between MESI and Faith
Takes, the former owner of the Mildred Elley School, Inc.
who is currently MESI's president and chief executive officer. The Company has defended primarily based on offsets related to breaches of warranties in the asset purchase agreement. Cross-motions for partial summary judgment were made and the court issued a decision which granted summary judgment to plaintiff on two demand notes in the total principal amount of $67,000 plus attorneys fees of $9,326. The enforcement of the judgment is stayed pending appeal of the court decision. The court also recognized the right of offset and granted summary judgment in favor of MESI on one issue, but found a triable issue of fact on the parties' intentions on another issue. Cross-appeals of the lower court's decision are pending currently in the New York State Appellate Division. The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% Subordinated Debentures, in the outstanding principal amount of $3,530,141 (as of October 31, 2001) held by Cahill Warnock Strategic Partners Fund, L.P. and
Strategic Associates, L.P. The Company has not received a notice of default from the holders of such Debentures.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


                               PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            (a) The Company's common stock, par value $.0001 per share (the "Common Stock"), was traded until July 2, 2001, in the NASDAQ small-capitalization over-the-counter market
("Nasdaq") under the symbol TASA.  Since July 2, 2001, the
Company's Common Stock has been traded in the Nasdaq Electronic
Bulletin Board. The approximate high and low closing prices for each fiscal quarter in the two fiscal years ended October 31, 2000 and October 31, 2001 were as follows:

                       Common Stock Prices
                       -------------------

       Fiscal Quarter:       High           Low

       1st Qtr 00           $3.00         $0.938
       2nd Qtr 00            4.469         1.250
       3rd Qtr 00            1.938         1.000
       4th Qtr 00            1.594         0.625

       1st Qtr 01            1.156         0.406
       2nd Qtr 01            1.1875        0.62
       3rd Qtr 01            1.03          0.30
       4th Qtr 01            0.80          0.40

            During the first quarter of Fiscal 2002 (through January 22,
2002), the Company's Common Stock had a high closing price of $0.78 and a low closing price of $0.43.

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

            On January 2, 2001, the Company received a notice from Nasdaq stating that the company had failed to meet the continued listing requirement of the SmallCap Market because the price of the Company's Common Stock had been less than $1.00 for 30 consecutive trading days. The Company had 90 days to rectify this deficiency, which required that the Company's Common Stock close at a price of $1.00 or more for ten consecutive trading days. The Company was unable to satisfy this criterion, and as a result, the Company's Common Stock was delisted from the Small Cap Market on July 2, 2001. Since July 2, 2001, the Company's Common Stock has traded on the Nasdaq Electronic Bulletin Board.

            As of January 22, 2002, there were 81 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds approximately 1,000 in number. The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

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

COMPANY BACKGROUND

            For over twenty years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since 1994, new management has implemented a strategy to broaden the Company's services within the educational marketplace. As a result, the Company has completed four acquisitions since the beginning of Fiscal 1997 and now serves three educational markets: (1) educational assessment and evaluation, (2) educational instruction, and (3) educational delivery. TASA revenues in Fiscal 1996 were $2.5 million and have increased by acquisition and internal growth to $14.4 million in Fiscal 2001.

            Prior to 1997, the Company's revenues derived from the publishing and distribution of its proprietary line of reading tests. During Fiscal 1997, the Company acquired Beck Evaluation and Testing Associates, Inc. ("BETA"), which operates as the Company's custom test design division. In that same fiscal year, the Company organized Modern Learning press, Inc. ("MLP"), which purchased substantially all of the assets of Programs for Education, Inc., and marked the Company's entrance into the instructional marketplace. MLP designs, publishes and distributes affordable "consumable" student workbooks that target grades K-6, and creates and publishes books and pamphlets for elementary school teachers and parents. Also in Fiscal
1997, the Company purchased the Maculaitis Assessment of Competencies test (the "Maculaitis Test") which is a comprehensive language assessment and evaluation program for English as a second language. In Fiscal 1998, the Company organized a wholly-owned subsidiary, TASA Educational Services Corp. ("TESC"), to operate and acquire post-secondary proprietary schools. TESC completed its first acquisition in, the educational delivery field through its acquisition in November 1998 of the 750-student Mildred Elley Schools
("Elley").

            Accordingly, in an effort to report revenues in a more meaningful manner, the Company has segregated revenues into three discrete segments: (1) assessment products and services revenues, (2) instructional revenues, and (3) educational delivery revenues. All prior periods have been recharacterized into these three segments for comparative purposes.

            The following table sets forth the revenues in each of the assessment, instructional and educational delivery divisions, and the annual percentage change for each of these divisions, for Fiscal 2001, 2000, and 1999:



            TASA Revenues Breakdown (in thousands of dollars) and % of
                           Year-To-Year Change


                                             Fiscal Year Ended October 31,
                          ---------------------------------------------------------------
                           1999-
                           2001           2001             2000               1999
                           ----           ----             ----               ----

                             %                 %                  %                    %
                           Change     $     Change      $       Change      $        Change
                           ------    ---    ------     ---      ------     ---       ------



Assessment Products
and Services Revenues..     44%    $6,594.2   35%     $4,897.9     7%    $4,591.5     11%

Educational Delivery
Revenues.............       (6%)   $4,967.0   (2%)    $5,074.7    (4%)   $5,297.1     N/A

Instructional
Revenues.............       17%    $2,839.0    2%     $2,785.5    15%    $2,427.6     11%

Total
Revenues..........          17%   $14,400.1   13%    $12,758.1     4%   $12,316.3     95%


            The following are selected ratios as a percentage of revenues based on the Company's financial statements:


                                   Fiscal Year Ended October 31,
                                   -----------------------------

                                       2001      2000     1999
                                    ----------------------------


Revenues . . . . . . . . . . . . .     100%      100%     100%


   Gross Profit margins. . . . . .      62%       61%      64%

Operating Expenses:
   Selling Expenses. . . . . . . .      19%       22%      20%
   General & Administrative. . . .      36%       43%      36%
   Write Down of Software
    Development Costs. . . . . . .     ----        1%     ----
   Impairment of Test
    Passage Bank. . . . . . . . .      ----        5%     ----
   Income (Loss) from Operations         7%      (10%)      8%
     Net Interest Inc. (Exp.). . .      (5%)      (6%)      7%
                                   ----------------------------
   Pre Tax Income (Loss). . . . .        3%      (16%)      2%

   Net Income (Loss). . . . . . .        2%       (9%)      1%
                                   ============================

FISCAL 2001 AS COMPARED TO FISCAL 2000

            REVENUES. The Company's revenues for the year ended October 31, 2001 (the current year) were $14,400,145, representing a 13% increase or $1,642,021 over $12,758,124 for the year ended October 31, 2000 (the comparable year). The overall increase was attributable to internal growth of the Company's assessment division.

            Revenues for assessment products and services, through the Company's proprietary and custom test design units increased 35% or $1,696,240 to $6,594,163 in Fiscal 2001 from $4,897,923 in Fiscal 2000. The Company's proprietary test unit revenues increased 23%. This growth can be attributable to the fourth quarter Fiscal 2000 launch of a new series of DRP tests (with new norms), the launch of our new MacII (Limited English Proficiency/English as a Second Language-LEP/ESL) test in July 2001 as well as increased sales of our BookLink software. BETA, our custom testing unit, increased 52% over the same period.
This increase can be attributable to growth in BETA's state contract business. In Fiscal 2001, BETA obtained several substantial contracts that accounted for these gains.

            The instructional division's revenues increased $53,511 or 2% from $2,785,497 in Fiscal 2000 to $2,839,008 in
Fiscal 2001. For the first nine month's of Fiscal 2001, we had a 14% increase in sales. Following the events of September 11th, we witnessed a significant decrease in orders as a result of the delays in receiving mail due to the anthrax problems and because our distribution facility is serviced by the Trenton, New Jersey postal facility. The Company received the bulk of the delayed mail in November and December 2001.

            The educational delivery division contributed $4,966,974 to the Company's total revenues in Fiscal 2001. This is a $107,730 decrease versus revenues of $5,074,704 in the comparable year. While parts of the country are experiencing significant increases in unemployment, the Albany market (where our schools are located) remains strong. Thus, although the school is now back in the Federal loan program, we have witnessed decreased enrollment.

            COST OF GOODS SOLD. Cost of goods sold increased by 12% or $575,405 from $4,919,980 in Fiscal 2000 to $5,495,385 in
Fiscal 2001. However, as a percent of revenue, cost of goods decreased from 39% in the prior year to 38% in Fiscal 2001. While the cost of goods remained essentially the same (as a percent on a consolidated basis), the Company did achieve volume economies on its assessment products offset by higher delivery costs for our educational services division. Since our volumes increased significantly on our proprietary test (DRP) and because a portion of our cost of goods is fixed (amortization of the test passage bank), the cost of goods as a percent of revenues had a favorable variance. However, the NY State Education Department has required that our faculty at Elley reduce teaching hours, thereby increasing the delivery cost of education.

            GROSS PROFIT. The Company's gross profit for Fiscal 2001 increased by $1,066,616, or 14% from $7,838,144 in the prior year to $8,904,760 in the current year. The gross profit margin was 62% in Fiscal 2001 versus 61% in the prior year.

            SELLING EXPENSES. The Company's selling expenses decreased $125,718, or 4% in Fiscal 2001, from $2,811,302 in
Fiscal 2000 to $2,685,584 in Fiscal 2001. Selling expenses were 19% of revenues versus 22% in the prior year. These decreases were primarily due to the reorganization of the assessment and instructional sales organizations.

            GENERAL AND ADMINISTRATIVE. The Company's general and administrative expenses for the current year decreased $262,211, or 5%, from $5,462,452 in the prior year to $5,200,241 in Fiscal 2001. As a percentage of sales, G&A is now 36% versus 43% in Fiscal 2000. These decreases are due to cost-reduction programs that management initiated in 2000, coupled with the allocation of certain manpower from G&A to the direct delivery of goods and services.

            INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations increased by $2,261,120 or from ($1,242,185) in Fiscal 2000 to $1,018,935 in Fiscal 2001. The increase in income is due to increased gross profit and lower selling and general and administrative expenses.

            EBITDA. Earnings before interest, taxes, depreciation, and amortization increased $2,076,352, or from ($174,713) in Fiscal 2000 to $1,901,639 in Fiscal 2001. These increases were a result of increased revenue coupled with decreased selling and general and administrative expenses.

            OTHER INCOME/EXPENSES. Net interest expense decreased by $108,990, or from $761,178 in Fiscal 2000 to $652,188 in
Fiscal 2001. The decrease in this expense was due to reduced borrowing on the Company's lines of credit coupled with reductions in long-term debt.

            NET INCOME AND INCOME PER SHARE. Net income after taxes was $243,576 for Fiscal 2001 versus a loss of ($1,165,638) in Fiscal 2000. For Fiscal 2001, earnings per share, both basic and diluted, was $0.10 versus a loss of ($0.48) in 2000. The basic weighted average shares outstanding were 2,559,453 in Fiscal 2001 versus 2,438,167 in Fiscal 2000.

FISCAL 2000 AS COMPARED TO FISCAL 1999

            REVENUES. For Fiscal 2000, the Company's revenues were $12,758,124, representing a 4% increase, or $441,878, over $12,316,246 for Fiscal 1999. The overall increase was attributable to internal growth of the Company's assessment and instructional divisions.

            Revenues for assessment products and services, through the Company's proprietary test and custom test design divisions, increased 7%, or $306,381, to $4,897,923 in Fiscal 2000, from
$4,591,542 in Fiscal 1999. The Company's proprietary test division featuring DRP products reflected a revenue decrease of 8% as a result of a declining volume of contractual sales primarily in the State of New York due to the phase out of the PEP/DRP test previously administered in the third and sixth grades. However, during the latter half of Fiscal 2000, the Company secured a five-year $1.2 million contract for the continuance of the New York State Regents Competency Test and also launched its new series of DRP tests. The new series of DRP tests contributed to a 31% increase in catalog sales during the fourth quarter of Fiscal 2000 versus the same period in Fiscal 1999. Management believes that by securing the New York State Regents Competency Test contract and launching its new series of DRP tests, the Company should continue to see revenue growth within the proprietary test division throughout the upcoming fiscal year. While the Company's proprietary test division saw an overall decline in revenues during Fiscal 2000, the custom test design division, BETA, posted a 40% increase for the same period. This increase is primarily attributable to growth in BETA's contractual business. As of October 31, 2000, BETA had contracts with 8 states representing more than $1.0 million in contracted business for the upcoming fiscal year.

            Instructional revenues increased 15% in Fiscal 2000 from Fiscal 1999 (or $2,785,497 in Fiscal 2000 versus $2,427,577 in Fiscal 1999). This increase is a result of the Company's reorganization of the instructional products division, more specifically, the addition and hiring of new executive management, increased marketing efforts and the addition of a new independent sales organization which now represents and markets the Company's instructional products in approximately 50% of the United States. In late 1998, management made the decision to shift its marketing focus and direct sales representation as well as to engage in cooperative marketing efforts. Management believes that these efforts should contribute to increased future revenue growth for the Company's instructional division.

            The educational delivery division contributed $5,074,704 to the Company's total revenues for Fiscal 2000, which amount represented a 4% decrease (or $222,423) from Fiscal 1999 revenues, for this division of $5,297,127. This decrease can be primarily attributed to decreased student census during the first and fourth quarters of Fiscal 2000 and the Company's modification to its revenue recognition policy, adopted during the second quarter of Fiscal 1999, as it relates to the educational delivery division's revenues.

            COST OF GOODS SOLD. Cost of goods sold in Fiscal 2000 increased by 10%, or $450,234, from $4,469,746 in Fiscal 1999 to $4,919,980 in Fiscal 2000. Cost of goods sold as a percentage of revenues also increased from 36% to 39% due to a change in product mix. This increase was primarily the result of increased costs required to deliver assessment products and services, more specifically, the Company's custom test design division's services which are typically associated with higher direct costs.

            GROSS PROFIT. In Fiscal 2000, gross profit decreased minimally (less than 17) or $8,356, from $7,846,500 in Fiscal 1999 to $7,838,149 in Fiscal 2000. The gross profit margin percentage also decreased in Fiscal 2000 to approximately 62% from 64% in Fiscal 1999. This percentage decrease can be attributed to an increase in direct costs associated with revenue growth contributed by the Company's custom test design division.

            SELLING EXPENSES. Selling expenses for Fiscal 2000 increased by 12%, or $305,368, from $2,505,934 in Fiscal 1999 to $2,811,302 in Fiscal 2000. As a percentage of revenues, selling expenses increased to 22% in Fiscal 2000 versus 20% in Fiscal 1999. These increases can be primarily attributable to overall increased organizational marketing efforts.

            GENERAL AND ADMINISTRATIVE. The Company's general and administrative expenses increased 25%, or $1,075,199, from $4,387,253 in Fiscal 1999 to $5,462,452 in Fiscal 2000. General
and administrative expenses as a percentage of sales were 43% in Fiscal 2000 versus 36% in Fiscal 1999. These dollar and percentage increases were primarily the result of management's decision to build the infrastructure of the organization coupled with the further establishment of adequate reserves and the write off of due diligence expenses associated with failed acquisitions.

            WRITE DOWN OF SOFTWARE DEVELOPMENT COSTS. In Fiscal 2000, the Company took a one-time $120,853 charge for the write down of software development costs associated with certain of the Company's saleable computer software products in order to adjust such products to their net realizable value. This one-time charge represented approximately 1% of the Company's revenues for Fiscal 2000. There was no such charge in Fiscal 1999.

            IMPAIRMENT OF TEST PASSAGE BANK. In Fiscal 2000, the Company took a one-time $685,722 charge for impairment of its test passage bank after deeming certain passages within the bank to have little or no value as of October 31, 2000. This one-time charge represented approximately 5% of the Company's revenues for Fiscal 2000. There was no such impairment in Fiscal 1999.

            INCOME (LOSS) FROM OPERATIONS. (Loss) from operations for Fiscal 2000 was ($1,242,185) versus income from operations of $953,313 in Fiscal 1999. The loss in Fiscal 2000 was principally due to the increase in selling and general and administrative expenses coupled with the one-time charges associated with the write down of software development costs and impairment of the Company's test passage bank.

            EBITDA. Earnings (loss) before interest, taxes, depreciation, and amortization decreased $2,097,524 to ($174,713) in Fiscal 2000 from $1,922,811 in Fiscal 1999. As a percentage of revenues, EBITDA decreased to (1%) in Fiscal 2000 versus 16% in Fiscal 1999. These dollar and percentage decreases were essentially attributable to the increase in general and administrative expenses which included costs associated with the establishment of adequate reserves and the write off of due diligence expenses associated with failed acquisitions, coupled with a lower gross profit margin resulting from an increase in revenues from the Company's custom test design division.

            OTHER INCOME (EXPENSE). Net other income (expense) increased to ($732,423) in Fiscal 2000 versus ($695,360) in Fiscal 1999. This increase is primarily attributable to a decline in income earned on temporary investments and marketable securities as well as a decline in other income.

            INCOME (LOSS) BEFORE INCOME TAXES. The Company had a loss before income taxes of ($1,974,618) in Fiscal 2000 versus income before taxes of $257,953 in Fiscal 1999 representing a net decrease in Fiscal 2000 of ($2,232,561). This decrease was the result of increased overhead, one-time charges taken for the write down of software development costs, impairment of the Company's test passage bank and the write off of due diligence expenses associated with failed acquisitions, and increased costs of goods sold.

            NET INCOME (LOSS) AND BASIC INCOME (LOSS) PER SHARE. Net loss after taxes was ($1,165,638) for Fiscal 2000 versus net income after taxes of $180,757 for Fiscal 1999. For Fiscal 2000, basic loss per share was ($.48) based on weighted average shares outstanding of 2,438,167. For Fiscal 1999, basic income per share was $.08 based upon 2,141,801 weighted average shares outstanding.

LIQUIDITY AND WORKING CAPITAL

            WORKING CAPITAL. Working capital increased by $645,096 during Fiscal 2001 from $1,053,496 at October 31, 2000, to $1,698,592, at October 31, 2001. This increase resulted primarily from the increase in accounts and tuition receivable and decrease in the lines of credit offset in part by an increase in accounts payable and accrued expenses. The ratio of current assets to current liabilities was approximately 1.5 to
1.0 at the end of the Fiscal 2001 versus 1.3 to 1.0 at the end of Fiscal 2000.

            CASH FLOW FROM OPERATING ACTIVITIES. During Fiscal 2001, the Company had net cash provided by operating activities of $1,464,963, as compared to ($360,955) used in operating activities in Fiscal 2000. The increase in cash provided by operating activities resulted from the net income reported in Fiscal 2001 as well as a smaller increase in tuition receivables and noncash deductions for depreciation, amortization, deferred interest and deferred income taxes offset in part by an increase in accounts receivable.

            CASH FLOW FROM INVESTING ACTIVITIES. During Fiscal 2001, the Company had net cash used in investing activities of ($530,133), as compared to ($691,713) for the Fiscal 2000. The decrease in cash used in investing activities resulted primarily from reduced investments in test development due to the completion and launch of several new test products during Fiscal 2001.

            CASH FLOW FROM FINANCING ACTIVITIES. The Company had net cash used in financing activities of ($1,369,953) for Fiscal 2001 as compared to $423,863 from financing activities for the Fiscal 2000. The increase in cash used for financing activities resulted from the Company repaying certain debt.

SELECTED FINANCIAL DATA

            The following tables summarize certain financial data for the Company for Fiscal 2001, 2000 and 1999, respectively.
See "Financial Statements" in Item 7 below.



                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                        2001            2000           1999
                                    ------------------------------------------

INCOME STATEMENT DATA:

Operating revenues. . . . . . . . . $14,400,145     $12,758,124    $12,316,246

Net sales. . . . . . . . . . . . .   14,400,145      12,758,124     12,316,246

Gross profit. . . . . . . . . . . .   8,904,760       7,838,144      7,846,500

Income (loss) from operations. . .    1,018,935      (1,242,185)       953,313

Income (loss) before income taxes. .    366,747      (1,974,608)       257,953

Net income (loss). . . . . . . . . .    243,576      (1,165,638)       180,757

Earnings (loss) per share. . . . . .        .10            (.48)           .08


BALANCE SHEETS:

Current assets. . . . . . . . . . .  $4,834,932      $4,764,468     $5,479,456

Total assets. . . . . . . . . . . .  15,308,967      16,204,649     16,384,417

Long-term obligations. . . . . . .    5,521,349       6,212,302      7,134,674

Total liabilities. . . . . . . . .    8,657,689       9,923,274      9,534,557

Working capital. . . . . . . . . .    1,698,592       1,053,496      3,079,573

Stockholders' equity. . . . . . . .   6,651,278       6,281,375      6,849,860


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

ITEM 7.     FINANCIAL STATEMENTS

            Financial information required by this item appears in the pages marked F-1 through F-32 at the end of this Report and are incorporated herein by reference as if fully set forth herein.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                               PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            As of January 22, 2002, the directors and executive officers of the Company were as follows:



     Name                  Age         Position
     ----                  ---         --------

Michael D. Beck             55   Director; Vice President, TASA; and
                                 President, Chief Executive Officer, BETA

Steven R. Berger(1)(2)      46   Director

Peter A. Duhamel            56   Chief Operating Officer, TASA and
                                 MLP; Vice President, TASA

Joseph A. Fernandez(1)(2)   66   Director

Donald W. Hughes(1)         51   Director

Andrew L. Simon             59   Chairman of the Board of Directors;
                                 President and Chief Executive
                                 Officer, TASA

Linda G. Straley            45   Director; Vice President, and Secretary, TASA

Thomas G. Struzzieri(1)(2)  43   Director

Faith Takes                 47   Executive Vice President, TESC;
                                 President and Chief Executive Officer, MESI

David L. Warnock(2)         44   Director


________________________
(1)	Member of the Audit Committee

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

            STEVEN R. BERGER was elected as a Director of the Company in March 1996 and he also serves on each of the Company's Compensation and Audit Committees. Mr. Berger has been a partner in the law firm of Salans Hertzfeld Heilbronn Christy & Viener in New York City since January 1989. Mr. Berger received an A.B. and a J.D. from Harvard University. Salans Hertzfeld Heilbronn Christy & Viener has acted as special securities counsel to the Company since January 1995.

            PETER A. DUHAMEL joined the Company as the Chief Operating Officer of TASA and MLP and a Vice President of the Company in January 2000. Before joining the Company, Mr. Duhamel was the National Sales Manager for Prentice Hall Regents/Cambridge in Upper Saddle River, New Jersey, from July 1997 until December 1999, and as such was responsible for the sales of all Cambridge and Prentice Hall Regents products to the kindergarten through the adult/academic and GED markets through all lines of distribution. From January 1991 until June 1997, Mr. Duhamel was the General Manager of Sales and Marketing for the Troll School and Library in Mahwah, New Jersey, during which time Mr. Duhamel was responsible for the sales and marketing of Troll School and Library products to the educational market place. Mr. Duhamel received a B.S. from Western New England College.

            JOSEPH A. FERNANDEZ was elected as a Director of the Company in December 1998 and, since that date, he has also served on each of the Company's Audit and Compensation Committees. Dr. Fernandez is also a director of BETA and TESC. Dr. Fernandez is President of Joseph A. Fernandez & Associates, Inc., an education consulting firm. From June 1993 until June 1996, Dr. Fernandez served as President and Chief Executive Officer of School Improvement Services, Inc., an organization in Winter Park, Florida which provides consulting services related to school improvement at the state, district or school level. From June 1993 until July 1994, Dr. Fernandez also served as the President of the Council of Great City Schools, a Washington, D.C. based organization representing fifty of the largest urban school districts in the United States. Prior to assuming such positions in 1993, Dr. Fernandez served as Chancellor of the New York City Public Schools from 1990 to 1993 and as Superintendent of the Dade County Public Schools in Miami, Florida from 1987 to 1990. Dr. Fernandez served on the Board of Directors of Children's Comprehensive Services, Inc. from 1994 through 2001, and currently serves on the Board of Directors of Commerce Thru Digital Technology, Inc. Dr. Fernandez holds a B.A. from the University of Miami, a M.A. in Education from Florida Atlantic University and an Ed.D. from Nova University.

            DONALD W. HUGHES was elected as Director in June 2001. Since July 2001, Mr. Hughes has served on the Company's Audit Committee. Mr. Hughes has served as an officer of Cahill
Warnock since February 1997 and is a General Partner and Chief Financial Officer of Cahill Warnock. Prior to joining Cahill Warnock in February 1997, Mr. Hughes had served as Vice
President, Chief Financial Officer and Secretary of Capstone Pharmacy Services, Inc. from December 1995 and as Executive Vice President and Chief Financial Officer of Broventure Company,
Inc., a closely-held investment management company, from July
1984 to November 1995. Mr. Hughes also serves on the boards of Occupational Health + Rehabilitation Inc, AgilQuest, Inc. and
The School Company, Inc. Mr. Hughes received a B.A. from Lycoming College and an M.S.F. from Loyala College in Maryland, and is a Certified Pubic Accountant.

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

            THOMAS STRUZZIERI was elected a Director of the Company in June 2000. He serves on each of the Company's Audit and Compensation Committees. Mr. Struzzieri is the owner of HITS, a special events production company. HITS currently produces major equestrian circuits in California, Florida, Virginia, New York, Arizona, and Nevada. He is a director of the American Horse Shows Association and President of the National Hunter Jumper Council. He is on the Board of Directors of the United Way of Dutchess County, the Rhinebeck Center for Performing Arts, the Bardavon Opera House, the Boy Scouts of American of Dutchess County and the Astor Home for Children.
Mr. Struzzieri is also a trustee of Vassar Hospital and a member of the Business and Community Leaders' Advisory Committee of the Institute of Ecosystems Studies. He attended Vassar College.

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

            DAVID L. WARNOCK was elected as a Director of the Company in October 1998 and, since that time, he has also served on the Company's Compensation Committee. Mr. Warnock is also a Director of TESC. Mr. Warnock is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions, including President of the corporate general partner of T. Rowe Price Strategic Partners I and T. Rowe Price Strategic Partners II, and as the Executive Vice President of T. Rowe Price New Horizons fund. Mr. Warnock also serves on the Boards of Directors of Children's Comprehensive Services, Inc., Concorde Career Colleges, Inc., Environmental Safeguards, Inc., and The School Company. Mr. Warnock received a B.A. in History from the University of Delaware and a Masters in Finance from the University of Wisconsin.

ITEM 10.        EXECUTIVE COMPENSATION

            The following table shows compensation for services rendered to the Company during Fiscal 2001, 2000, and 1999,, respectively, by the Chief Executive Officer, the President of BETA, the Chief Operating Officer of TASA and MLP, the Chief Financial Officer, and the Executive Vice President of TESC. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during Fiscal 2001. Therefore, pursuant to Item 402 of Regulation S-B, only compensation for each of the Chief Executive Officer, the President of BETA, the Chief Operating Officer of TASA and MLP, the Chief Financial Officer, and the Executive Vice President of TESC is shown in the Summary Compensation Table below.


                      SUMMARY COMPENSATION TABLE



                                     Annual Compensation                       Long-Term Compensation
                                     ------------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                                       Securities            All Other
                                                          Other Annual  Restricted      Underlying     LTIP    Compen-
 Name and Principal                                       Compensation    Stock       Options/SARs(1) Payouts  sation
     Position                Year    Salary($)   Bonus($)      ($)      Award(s)($)        (#)          ($)      ($)
----------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             2001    $215,000    $40,000    $21,854(2)    10,000(2)         0            0        0
President, Chief             2000    $212,500        0      $35,350(2)       0           20,000/0        0        0
Executive Officer            1999    $200,000        0      $35,473(2)       0           21,875/0        0        0
--------------------------------------------------------------------------------------------------------------------
Michael D. Beck,             2001    $150,000    $47,854    $19,654(3)    10,000(3)         0            0        0
Vice President,              2000    $150,000    $20,608    $30,702(3)       0           12,000/0        0        0
TASA; President              1999    $120,000    $26,811    $32,864(3)       0           13,750/0        0        0
and Chief
Executive
Officer, BETA
--------------------------------------------------------------------------------------------------------------------
Peter A.                     2001    $122,260    $40,511    $17,848(4)    10,000(4)         0            0        0
Duhamel, Chief               2000    $122,260        0      $20,201(4)         0         40,000/0        0        0
Operating                    1999          --         --         --           --             --         --       --
Officer,
TASA/MLP
--------------------------------------------------------------------------------------------------------------------
Denise M.                    2001    $91,616         0       $9,945(5)         0            0            0        0
Stefano, Chief               2000   $110,000         0      $14,842(5)         0          5,000/0        0        0
Financial                    1999    $50,000         0       $1,341(5)         0         15,000/0        0        0
Officer
(resigned
effective July
31, 2001)
--------------------------------------------------------------------------------------------------------------------
Faith Takes,                 2001   $150,000         0       $9,945(6)         0            0            0        0
Executive Vice               2000   $150,000         0      $10,979(6)         0         10,000/0        0        0
President, TESC;             1999   $150,000     $33,990    $10,700(6)         0         37,500/0        0        0
President and
Chief Executive
Officer, MESI
--------------------------------------------------------------------------------------------------------------------

  *(1)    To date, the Company has issued no SARs.
   (2) Includes: contributions to the Company's qualified 401(k) Profit Sharing Plan (the "401(k)") and the Company's Money Purchase Pension Plan (the "Pension Plan") of $8,500 in Fiscal 2001, $17,000 in Fiscal 2000 and $16,000 in Fiscal 1999; and
          $9,000, $9,882, and $10,167, for a company car in Fiscal 2001,
          2000, and 1999, respectively. Also includes restricted shares issued after the end of Fiscal 2001 pursuant to the Company's 2000 Stock Incentive Plan, as part of a bonus paid in respect of Fiscal 2001.
   (3) Includes: contributions to the Company's 401(k) and Pension Plan of $8,500 in Fiscal 2001; $17,000 in Fiscal 2000; and $12,000 in Fiscal 1999; and $7,091, $6,234, and $7,176 for a
          company car in Fiscal 2001, 2000, and 1999, respectively.
          Also includes restricted shares issued after the end of Fiscal 2001 pursuant to the Company's 2000 Stock Incentive Plan, as part of a bonus paid in respect of Fiscal 2001.
   (4) Includes: contributions to the Company's 401(k) and Pension Plan of $7,500 in Fiscal 2001, and $12,226 in Fiscal 2000; and $5,994 and $4,995 for a company car in Fiscal 2001 and 2000, respectively. Also includes restricted shares issued after the end of Fiscal 2001 pursuant to the Company's 2000 Stock Incentive Plan, as part of a bonus paid in respect of Fiscal 2001.
   (5) Includes: contributions to the Company's 401(k) and Pension Plan of $4,581 in Fiscal 2001 and $11,000 in Fiscal 2000, and $2,541 and $840 for a company car in Fiscal 2001 and 2000, respectively.
   (6) Includes: $8,556, $8,412 and $7,200 for a company car in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively.


EMPLOYMENT CONTRACTS

            On March 1, 1996, the Company entered into an employment agreement with each of Andrew L. Simon and Linda G. Straley, pursuant to which the Company agreed to employ Mr. Simon and Ms. Straley, and each of Mr. Simon and Ms. Straley agreed to remain, as the Company's President and Chief Executive Officer, and Vice President, respectively, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in each such agreement.

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

            On December 1, 1999, the Company entered into an employment agreement with Peter Duhamel, pursuant to which, effective as of January 10, 2000, the Company agreed to employ Mr. Duhamel, and Mr. Duhamel agreed to remain, as the Chief Operating Officer of TASA and MLP and as a Vice President of TASA, for an initial term of one year, subject to automatic yearly extensions and certain rights of termination as provided in such agreement. The agreement contains a non-competition clause for one year following termination of the executive's employment.

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

STOCK INCENTIVE PLANS

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

            The Board of Directors of the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") in February, 2000. The stockholders of the Company approved the 2000 Plan at the Company's Annual Meeting of Stockholders held on March 31, 2000. Under the 2000 Incentive Plan, options or other stock awards with respect to up to 300,000 shares of the Company's Common
Stock may be granted to employees, officers, directors and consultants of the Company. As of October 31, 2001, no options or other stock awards had been issued under the 2000
Plan. The terms of the 2000 Plan are substantially identical to the terms of the Amended Option Plan, except for provisions with respect to the number of shares which may be issued under the 2000 Plan and the expiration date of the Plan.

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

            In Fiscal 1999, the Company granted a total of 125,625 options under the Amended Option Plan; and in Fiscal 2000, the Company granted a total of 113,275 options under the Amended
Plan. In Fiscal 1999, 45,500 options under the Amended Option Plan were canceled; in Fiscal 2000, 76,350 options under the Amended Option Plan were canceled; and in Fiscal 2001, 22,750 options were cancelled under the Amended Option Plan. No options were granted in Fiscal 2001 under either the Amended Option Plan or the 2000 Plan. As of October 31, 2001, there were 475,288 options in the aggregate outstanding under the Amended Option Plan and no options were outstanding under the 2000 Plan. In January 2002, restricted stock awards aggregating 35,000 shares and 82,000 options were granted under the 2000
Plan.




                AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                             Number of
                                                             Securities         Value of
                                                             Underlying      Unexercised In-
                                                            Unexercised         the-Money
                                                           Options/SARs(1)    Options/SARs(1)
                                                            at FY-End (#)      at FY-End ($)
                                                         ---------------------------------------
                            Shares
                         Acquired on     Value Realized      Exercisable/      Exercisable/
    Name                 Exercise (#)         ($)           Unexercisable     Unexercisable
------------------------------------------------------------------------------------------------

Andrew L. Simon,             0                 0              141,875/0            (2)
President, Chief
Executive Officer
------------------------------------------------------------------------------------------------

Michael D. Beck,             0                 0               70,750/0            (2)
Vice President, TASA;
President and Chief
Executive Officer,
BETA
------------------------------------------------------------------------------------------------

Peter Duhamel, Chief         0                 0               40,000/0            (2)
Operating Officer,
TASA/MLP
------------------------------------------------------------------------------------------------

Faith Takes, Executive       0                 0               47,500/0            (2)
Vice President, TESC;
President and Chief
Executive Officer,
MESI
------------------------------------------------------------------------------------------------

(1)	To date, the Company has issued no SARs.
(2)	Based on the closing price of the Company's Common Stock on
        NASDAQ on October 31, 2001, or $0.75, none of the options held by these officers was "in the money".


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

            Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he (she) first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he (she) is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant. The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years. On March 4, 1999, the Company granted 1,875 options; on March 31, 2000, the Company granted 7,500 options; on June 7, 2000, the Company granted 5,000 options; on March 30, 2001, the Company granted 10,000 options, and on June 6, 2001, the Company granted 5,000 options under the Directors Plan. As of October 31, 2001, an aggregate of 34,375 options were outstanding under the Directors Plan.

Directors receive no compensation, other than the options pursuant to the Directors Plan, for services in such capacity.

OTHER PLANS

            CONSULTANTS STOCK INCENTIVE PLAN. In March 1997, the Board of Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 50,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant, however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. As of October 31, 2001, no options were outstanding under the Consultants Plan.

            PROFIT SHARING PLAN. The Company has a qualified 401(k) Profit Sharing Plan. For fiscal years ended before November 1, 2000, the 401(k) Plan allowed eligible employees to contribute up to 15 percent (15%) of income through Company contributions and a salary reduction mechanism. Company contributions to the 401(k) Plan were optional and accrued at the discretion of the Board of Directors. For Fiscal 2000 and Fiscal 1999, the Board of Directors of the Company elected not to make a contribution to the 401(k) Plan. Effective November 1, 2000, the Company amended the 401(k) Plan to provide a matching component under the 401(k) Plan of up to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended to that an employee is not eligible until completing twelve months or two thousand hours of employment, and may only enter the 401(k) Plan at specified entry dates.

            Net assets for the 401(k) Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $1,667,686 and $1,794,313 at October 31, 2001 and 2000, respectively.

            MONEY PURCHASE PENSION PLAN. In October 1991, the Company adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, for fiscal years ended before November 1, 2000, the Company was required to make an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation. Effective November 1, 2000, the Company amended the Plan to exclude highly compensated employees and to reduce the contribution to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended to that an employee is not eligible until completing twelve months or two thousand hours of employment, and may only enter the Pension Plan at specified entry dates.

            Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $936,111 and $944,366 at October 31, 2001 and 2000, respectively.

            For Fiscal 2001, Fiscal 2000 and Fiscal 1999, the
Company's retirement costs aggregated $146,000, $197,500 and $174,733, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 2001.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of January 22, 2002, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

            As of January 22, 2002, there were 2,594,453 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.

            All of the shares of Common Stock owned by Messrs. Simon and Ms. Straley, other than shares deemed to be owned beneficially by such officers because they may be acquired through the exercise of currently exercisable stock options, are held in a voting trust (the "Voting Trust"), pursuant to a Voting Trust Agreement, dated as of August 19, 1992, as amended. Until his death, Bertram L. Koslin had been sole Voting Trustee. Julius Ostreicher, the attorney for the Estate of Bertram L. Koslin, Andrew L. Simon, the Chairman of the Board of Directors and the President of the Company, and Eileen West, a former director of the Company, have been appointed as successor Voting Trustees. Because the Voting Trust has the sole and exclusive power to exercise all voting rights with respect to the shares of Common Stock deposited in the Voting Trust, the Voting Trust has sole voting and dispositive power with respect to 125,932 shares of Common Stock. Accordingly, the Voting Trust has the power to exercise 125,932 votes, or 4.8% of all eligible votes.

                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------
5% Beneficial Owners:
--------------------
Cahill, Warnock Strategic                         720,318(1)(2)        25.3%
Partners Fund, L.P.
c/o Cahill, Warnock & Co., LLC
1 South Street, Suite 2150
Baltimore, MD 21202

-------------------------------------------------------------------------------

Voting Trust, u/a dated August                    125,932              4.8%
19, 1992, as amended, Julius
Ostreicher, Andrew L. Simon
and Eileen West, Voting
Trustees
c/o Touchstone Applied Science
Associates, Inc.
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Officers and Directors:
-----------------------
Michael D. Beck                                   150,875(3)           5.7%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Steven R. Berger                                    8,800(4)             *
620 Fifth Avenue
New York, NY 10020
-------------------------------------------------------------------------------

Peter A. Duhamel                                   50,000(5)           1.9%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Joseph A. Fernandez                                 8,400(6)             *
4392 Live Oak Boulevard
Palm Harbor, FL 34685
-------------------------------------------------------------------------------

Donald W. Hughes                                  760,231(7)          26.7%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------

Andrew L. Simon                                   232,113(8)           8.5%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Linda G. Straley                                  115,494(9)           4.3%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Thomas Struzzieri                                  12,500(10)            *
319 Main Street
Saugerties, NY 12477
-------------------------------------------------------------------------------

Faith Takes                                        47,500(11)          1.8%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

David L. Warnock                                  767,731(12)         26.8%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------

Officers and Directors as a                     1,393,413(13)         42.8%
Group (10 persons)
------------------------------------------------------------------------------
________________
     * Less than 1%


            1       Includes 258,268 shares that Cahill, Warnock
Strategic Partners Fund, L.P. (the "Fund") has the right to acquire pursuant to currently exercisable warrants (the "Fund Warrants"). Excludes (a) 25,602 shares, and (b) 14,311 shares which may be acquired pursuant to currently exercisable warrants (the "Strategic Warrants"), owned by Strategic Associates, L.P., an affiliate of the Fund, but as to which the Fund disclaims beneficial ownership. ("Strategic Associates"; together, with the Fund, the "Cahill, Warnock Entities"). Pursuant to the Investor Rights Agreement (the "Investor Rights Agreement") between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the Fund Warrants and the Strategic Warrants (the "Warrants") (or if the Warrants have been exercised, the shares issuable pursuant thereto), the Cahill, Warnock Entities have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Donald W. Hughes are the two current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers of the Company have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities. In addition, for a period of 29 months from the closing date of the investment by the Cahill Warnock Entities, at each meeting of stockholders for the purpose of electing directors, the Cahill, Warnock Entities have agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

            2       Edward L. Cahill, David L. Warnock and Donald
W. Hughes are general partners of Cahill, Warnock Strategic Partners, L.P. ("Cahill, Warnock Partners"), the Fund's sole general partner, and the sole general partner of Strategic Associates. Each of David L. Warnock and Donald W. Hughes is also a director of the Company (see footnotes 7 and 12 to this table).

            3       Includes (i) 42,000 shares which are owned jointly
with Mr. Beck's wife, (ii) 9,375 shares owned by Mr. Beck's daughter, and (iii) 70,750 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days.
Excludes (i) 9,375 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership; and (ii) 12,000 shares which Mr. Beck has the right to acquire upon the exercise of options granted to Mr. Beck which are not currently exercisable.

            4       Includes 8,800 shares which Mr. Berger has the right
to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days.

            5       Includes 40,000 shares which are the subject of
options granted to Mr. Duhamel which are currently exercisable and excludes 12,000 shares which Mr. Duhamel has the right to acquire upon the exercise of options granted to Mr. Duhamel which are not currently exercisable.

            6       Includes 7,500 shares which Mr. Fernandez has the
right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days.

            7       Includes (i) 487,652 shares owned by the Cahill
Warnock Entities, (ii) 258,268 shares which the Fund has the right to acquire pursuant to the Fund Warrant; and (iii) 14,311 shares which Strategic Associates, has the right to acquire pursuant to the Strategic Warrant (see footnotes 1 and 2 to this table). Excludes 5,000 shares which Mr. Hughes has the right to acquire upon the exercise of options granted to Mr. Hughes which are not currently exercisable.

            8       Includes 141,875 shares which Mr. Simon has the
right to acquire upon the exercise of currently exercisable stock options or stock options that will become exercisable within 60 days, and which options are not included in the Voting Trust; excludes (i) 375 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership, (ii) the shares of Common Stock held in the Voting Trust for the benefit of all of the members thereof, which Voting Trust is listed separately as a 5% stockholder in this table; and (iii) 20,000 shares which Mr.
Simon has the right to acquire upon the exercise of options granted to Mr. Simon which are not currently exercisable. Mr. Simon is one of three Voting Trustees of the Voting Trust.

            9       Includes 64,800 shares which Ms. Straley has the
right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days, and excludes 6,000 shares which Ms. Straley has the right to acquire upon the exercise of options granted to Ms. Straley which are not currently exercisable.

            10      Includes 7,500 shares which Mr. Struzzieri has the
right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days.

            11      Includes 47,500 shares which Ms. Takes has the
right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days.

            12      Includes (i) 7,500 shares which Mr. Warnock has the
right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days; (ii) 487,652 shares owned by the Cahill Warnock
Entities, (iii) 258,268 shares which the Fund has the right to acquire pursuant to the Fund Warrant; and (iv) 14,311 shares which Strategic Associates, has the right to acquire pursuant to the Strategic Warrant (see footnotes 1 and 2 to this table).

            13      Includes shares held in the Voting Trust for the
benefit of the Estate of Bertram L. Koslin, Eileen West and certain employees of the Company. Andrew L. Simon, Chairman of the Board of Directors and President of the Company, is one of three Voting Trustees of the Voting Trust. Includes an aggregate of 661,304 shares which are the subject of currently exercisable options and warrants which are held or deemed held by officers and directors of the Company, but are not included in the Voting Trust.


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

            Pursuant to the Investor Rights Agreement between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the Warrants (or if the Warrants have been exercised, the shares issuable pursuant thereto), the Cahill, Warnock Entities shall have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Donald Hughes are the current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities. In addition, for a period of 29 months from the Purchase Closing Date, at each meeting of stockholders for the purpose of electing directors, the Cahill, Warnock Entities have agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

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

            In November 1998, the Company, through MESI, purchased substantially all of the assets of Mildred Elley for an aggregate purchase price of $3,000,000, paid as follows: (i) $2,000,000 in cash at the closing and (ii) $1,000,000 by a five-year promissory note of MESI, payable in equal quarterly installments of principal and interest and bearing interest at a rate equal to 8.5% per annum. In addition, MESI assumed certain liabilities of Mildred Elley related to the acquired business
(the "Assumed Liabilities"). The aggregate amount of the Assumed Liabilities is approximately $1,000,000. Simultaneous with the closing of such purchase, MESI entered into an employment agreement with Faith Takes, pursuant to which Ms.
Takes agreed to remain as the President and Chief Executive Officer of MESI and to become the Executive Vice President of TESC, a wholly-owned subsidiary of the Company and the parent company of MESI. See Item 3, "Legal Proceedings".

            One of the Company's directors, Steven R. Berger, is a partner in Salans Hertzfeld Heilbronn Christy & Viener, which acts as special securities counsel to the Company. The Company paid legal fees of $62,217, $88,081 and $217,093 to Salans Hertzfeld Heilbronn Christy & Viener for Fiscal 2001, 2000 and 1999, respectively.

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

                  10.8 2000 Stock Incentive Plan (incorporated herein by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001)

                  10.9 Employment Agreement with Andrew L. Simon (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

                 10.10 Employment Agreement with Linda G. Straley (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

                 10.11 Stock Purchase Agreement, dated as of January 2, 1997, between Beck Evaluation & Testing Associates, Inc., Connie K. Beck, Michael D. Beck, Amanda P. Beck and the Company, together with all schedules and exhibits thereto (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

                 10.12 Employment Agreement, dated as of January 2, 1997, between the Company and Michael D. Beck (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

                 10.13 Assignment, Assumption and Sale Agreement, dated as of December 30, 1996, between Steck-Vaughn Company and the Company (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

                 10.14 Consultants Stock Incentive Plan (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

                 10.15 Asset Purchase Agreement, dated as of May 30, 1997, by and between Programs for Education, Inc., Bernard B. Shapiro, Modern Learning Press, Inc. and the Company (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                 10.16 Secured Promissory Note, dated May 30, 1997, of Modern Learning Press, Inc. (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                 10.17 Security Agreement, dated May 30, 1997, by and between Programs for Education, Inc., Bernard B. Shapiro and Modern Learning Press, Inc. (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                 10.18 Stock Pledge Agreement with Escrow Provisions, dated May 30, 1997, by and among the Company, Programs for Education, Inc. and Pluese, Lihotz, Incollingo & Leone (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                 10.19 Guaranty Agreement, dated May 30, 1997, by the Company in favor of Programs for Education, Inc. and Bernard B. Shapiro (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                 10.20 Royalty Agreement, dated May 30, 1997, by and between Modern Learning Press, Inc. and Bernard B. Shapiro (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

                 10.21 Mortgage Modification and Extension Agreement, dated as of August 28, 1997, between MSB Bank and the Company (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997 ( the "1997 10-KSB")

                 10.22 Amended and Restated Mortgage Note, dated August 28, 1997, of the Company in favor of MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

                 10.23 Term Loan Agreement, dated August 28, 1997, between the Company and MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

                 10.24 Note, dated August 28, 1997, of the Company in favor of MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

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

                 10.30 Guaranty of TASA with respect to Promissory Note of MESI Acquisition Corp. (incorporated by reference to the exhibit contained in the November 1998 8-K)

                 10.31 Employment Agreement, dated as of November 2, 1998, by and among Mildred Elley School, Inc. and Faith Takes (incorporated by reference to the exhibit contained in the November 1998 8-
                         K)

                 10.32 Securities Purchase Agreement, dated as of September 4, 1998, by and among the Company, Cahill Warnock Strategic Partners Fund, L.P., and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

                 10.33 Employment Agreement, dated December 1, 1999, by and among the Company and Peter Duhamel (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999)

                 11 Computation of Earnings Per Share (filed herewith)

                 21 Subsidiaries of the Registrant (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998)

                 23 Consent of Lazar, Levine & Felix LLP (filed herewith)


            (b)    Reports on Form 8-K

            None.



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                PAGE

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

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F - 9

                 INDEPENDENT AUDITORS' REPORT


To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the three fiscal years ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2001 and 2000 and the results of its operations and its cash flows for the three fiscal years ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Lazar, Levine & Felix LLP
Certified Public Accountants
New York, New York
December 28, 2001

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES


                                                                Page 1 of 2
                            CONSOLIDATED BALANCE SHEETS
                                                                October 31,
                                                         2 0 0 1          2 0 0 0
                                                         -------          -------
     ASSETS
     ------

Current assets:
 Cash and temporary investments                       $    76,965       $   512,088
 Accounts receivable, net of allowance for
 Doubtful accounts of  $70,891 and $97,545,
  respectively (Note 5)                                 1,630,432         1,294,756
 Tuition receivable, net of allowance for
  doubtful accounts of $331,689 and $436,483
  respectively (Notes 5 and 16)                         2,234,908         2,097,329
 Inventories (Note 5)                                     633,473           596,654
 Prepaid expenses and other current
  assets (Note 2)                                         259,154           263,641
                                                      -----------      ------------

     Total current assets                               4,834,932         4,764,468

Property, plant and equipment - net of
  accumulated depreciation of $1,804,880 and
  $1,628,899, respectively (Notes 3, 6, 7 and 8)        1,867,705         1,945,948

Other assets:
 Noncurrent tuition receivable, net of allowance
  for doubtful accounts of $256,495 and
  $145,494, respectively (Notes 5 and 16)                 702,409         1,106,868
 Test passage bank and test development, net of
  accumulated amortization of $1,993,978 and
  $1,668,324, respectively (Note 4)                     2,357,997         2,337,253
 Goodwill, net of accumulated amortization of
  $621,902 and $452,059, respectively                   3,649,130         3,818,974
 Deferred income taxes (Note 13)                        1,078,027         1,276,606
 Other assets (Note 2)                                    818,767           954,532
                                                      -----------       -----------

     Total assets                                     $15,308,967       $16,204,649
                                                      ===========       ===========

See notes to consolidated financial statements.

</TABLE









                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES


                                                                       Page 2 of 2
                        CONSOLIDATED BALANCE SHEETS

                                                                October 31,
                                                         2 0 0 1          2 0 0 0
                                                         -------          -------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
 Lines of credit (Note 5)                             $   400,000       $1,097,748
 Current maturities of long-term
  debt (Notes 6, 7 and 16)                                514,265          620,479
 Current maturities of capitalized lease
  obligations (Note 8)                                     34,096           15,950
 Deferred tuition revenue                                      --           75,792
 Accounts payable and accrued
  expenses (Notes 10)                                   2,187,979        1,901,003
                                                      -----------       ----------

     Total current liabilities                          3,136,340        3,710,972

Long-term debt:
 Subordinated debt (Notes 9 and 16)                     3,530,141        3,530,141
 Long-term debt, net of current
  portion (Notes 6, 7 and 16)                           1,958,319        2,666,054
 Long-term capitalized lease obligations,
  net of current portion (Note 8)                          32,889           16,107
                                                       ----------       ----------

     Total liabilities                                  8,657,689        9,923,274
                                                       ----------       ----------

Commitments and contingencies (Notes 5,
 9, 11, 14 and 16)

Stockholders' equity (Note 12):
 Preferred stock, $.0001 par value,
  5,000,000 authorized, 0 shares issued and
   outstanding, respectively                                   --               --
 Common stock, $.0001 par value, 20,000,000
 Shares authorized, 2,559,453 shares issued
  and outstanding                                             256              256
 Additional paid-in capital                             5,522,296        5,522,296
 Deferred interest                                       (235,553)        (352,523)
 Unearned compensatory stock                               (1,251)         (10,608)
 Retained earnings                                      1,365,530        1,121,954
                                                       ----------       ----------

     Total stockholders' equity                         6,651,278        6,281,375
                                                       ----------       ----------

     Total liabilities and stockholders' equity       $15,308,967      $16,204,649
                                                      ===========      ===========

See notes to consolidated financial statements.

                                  F - 4


                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE INCOME

                                                       Fiscal Years Ended October 31,
                                                  2 0 0 1          2 0 0 0         1 9 9 9
                                                  -------          -------         -------
Assessment products and services revenues      $ 6,594,163       $ 4,897,923     $ 4,591,542
Educational delivery revenues                    4,966,974         5,074,704       5,297,127
Instructional revenues                           2,839,008         2,785,497       2,427,577
                                               -----------       -----------     -----------

Total net revenue (Note 15)                     14,400,145        12,758,124      12,316,246

Cost of goods sold                               5,495,385         4,919,980       4,469,746
                                               -----------       -----------     -----------

Gross profit                                     8,904,760         7,838,144       7,846,500
                                               -----------       -----------     -----------

Operating expenses:
  Selling expenses                               2,685,584         2,811,302       2,505,934
  General and administrative expenses            5,200,241         5,462,452       4,387,253
  Write down of software development costs              --           120,853              --
  Impairment of test passage bank (Note 4)              --           685,722              --
                                               -----------       -----------     -----------

Total operating expenses                         7,885,825         9,080,329       6,893,187
                                               -----------       -----------     -----------

Income (loss) from operations                    1,018,935        (1,242,185)        953,313

Other income (expense):
  Gain (loss) on sale of assets                         --            26,241         (10,723)
  Other income                                          --             2,514           5,883
  Interest expense                                (713,136)         (817,415)       (818,710)
  Investment income                                 60,948            56,237         128,190
                                               -----------       -----------     -----------

Income (loss) before income taxes                  366,747        (1,974,608)        257,953

Income taxes (benefit) (Note 13)                   123,171          (808,970)         77,196
                                               -----------       -----------     -----------

Net income (loss)                                  243,576        (1,165,638)        180,757

Other comprehensive loss, net of tax:
  Unrealized holding loss on securities
   arising during the period                            --                --          (5,924)
                                               -----------       -----------     -----------

Total comprehensive income (loss)              $   243,576       $(1,165,638)    $   174,833
                                               ===========       ===========     ===========

Weighted average shares outstanding
  Basic                                          2,559,453         2,438,167       2,141,801
  Diluted                                        2,560,042         2,438,167       2,345,449

Earnings (loss) per share
  Basic                                        $       .10       $      (.48)    $       .08
  Diluted                                      $       .10       $      (.48)    $       .08

See notes to consolidated financial statements.

                                  F - 5


                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                     Accumulated
                                                  Additional              Stock         Unearned     Other
                Preferred Stock    Common  Stock    Paid-in     Deferred  Subscriptions Compensatory Comprehensive Retained
                Shares    Amount   Shares  Amount   Capital     Interest  Receivable    Stock        Income        Earnings
                ------    ------   ------  ------   -------     --------  ----------    -----        ------        --------


Balance at
 November 1,
 1998             1,500  $   --    2,141,801  $214   $5,052,479  $ (588,075) $ (14,350)  $(37,187)      $ 5,924    $2,106,835

Redemption of
 preferred
 shares          (1,500)     --           --    --           --          --         --         --            --            --
Receipt of
 stock
 subscriptions       --      --           --    --           --          --     14,350         --            --            --
Financial
 advisory
 services            --      --           --    --           --          --         --     17,222            --            --
Interest expense     --      --           --    --           --     117,615         --         --            --            --
Net unrealized
 gain (loss) on
 marketable
 securities          --      --           --    --           --          --         --         --        (5,924)           --
Net income           --      --           --    --           --          --         --         --            --       180,757
                  -----  ------    ---------  ----   ----------  ----------  ---------   --------       -------    ----------

Balance at
 October 31, 1999    --      --    2,141,801   214    5,052,479    (470,460)        --    (19,965)           --     2,287,592

Issuance on
 conversion of
 subordinated
 debentures          --      --      417,652    42      469,817          --         --         --            --            --
Financial
 advisory
 services            --      --           --    --           --          --         --      9,357            --            --
Interest expense     --      --           --    --           --     117,937         --         --            --            --
Net (loss)           --      --           --    --           --          --         --         --            --    (1,165,638)
                  -----  ------    ---------  ----   ----------  ----------  ---------   --------       -------    ----------

Balance at
 October 31, 2000    --      --    2,559,453   256    5,522,296    (352,523)        --    (10,608)           --     1,121,954

Financial
 advisory
 services            --      --           --    --           --          --         --      9,357            --            --
Interest
 expense             --      --           --    --           --     116,970         --         --            --            --
Net income           --      --           --    --           --          --         --         --            --       243,576
                  -----  ------    ---------  ----   ----------  ----------  ---------   --------       -------    ----------

Balance at
 October 31, 2001    --  $   --    2,559,453  $256   $5,522,296   $(235,553) $      --   $ (1,251)      $    --    $1,365,530
                  =====  ======    =========  ====   ==========  ==========  =========   ========       =======    ==========





See notes to consolidated financial statements.


                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Page 1 of 2

                                                             Fiscal Years Ended October 31,
                                                        2 0 0 1         2 0 0 0        1 9 9 9
                                                        -------         -------        -------
OPERATING ACTIVITIES
Net income (loss)                                     $ 243,576      $(1,165,638)    $  180,757
Adjustments to reconcile net income (loss) to net
  cash provided by (used from) operating activities:
  Depreciation and amortization                         882,704        1,067,472        969,498
  Deferred interest                                     116,970          117,937        117,615
  Deferred income taxes                                 198,579         (861,197)       (25,251)
  Financial advisory services                             9,357            9,357         17,222
  Write down of software development costs                   --          120,853             --
  Impairment of test passage bank                            --          685,722             --
  Bad debt expense                                      200,443          469,375        192,594
  Gain (loss) on sale of assets                              --          (26,241)        12,231
  Write off costs of terminated acquisition (Note 17)        --          157,493             --
Changes in operating assets and liabilities:
  Accounts receivable                                  (323,624)        (142,785)       (24,884)
  Tuition receivable                                    (52,521)      (1,027,003)      (638,318)
  Inventories                                           (36,819)        (124,313)         6,528
  Prepaid expenses                                       13,814          (61,527)       (16,671)
  Other assets                                              960          (15,173)        13,401
  Deferred tuition revenue                              (75,792)          75,792             --
  Accounts payable and accrued expenses                 287,316          358,921       (859,237)
                                                      ---------      -----------     ----------

  NET CASH FLOWS FROM OPERATING ACTIVITIES            1,464,963         (360,955)       (54,515)
                                                      ---------      -----------     ----------

INVESTING ACTIVITIES
  Test passage bank and test development               (346,398)        (564,700)      (482,799)
  Software development costs                            (20,493)         (93,529)       (52,424)
  Prepublication costs                                  (65,504)        (128,844)      (122,698)
  Purchase of marketable securities                          --               --       (175,000)
  Proceeds from sale of marketable securities                --          175,000        370,000
  Proceeds from sale of assets                           17,000           50,000         13,200
  Acquisition of subsidiaries                                --               --     (1,939,648)
  Deferred acquisition costs                                 --               --       (157,493)
  Acquisition of fixed assets                          (114,738)        (129,640)      (334,773)
                                                      ---------      -----------     ----------

  NET CASH FLOWS FROM INVESTING ACTIVITIES             (530,133)        (691,713)    (2,881,635)
                                                      =========      ===========     ==========


See notes to consolidated financial statements.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                Page 2 of 2

                                                             Fiscal Years Ended October 31,
                                                        2 0 0 1         2 0 0 0        1 9 9 9
                                                        -------         -------        -------
FINANCING ACTIVITIES
  Stock subscription received                                --              --         14,350
  Repayment of capital lease obligations                (15,487)        (13,149)        (5,790)
  Net proceeds (repayments) from loan payable          (697,748)        697,748             --
  Loan from officer                                          --          60,000             --
  Repayment of long-term debt                          (656,718)       (320,736)      (911,747)
                                                    -----------      ----------     ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES             (1,369,953)        423,863       (903,187)
                                                    -----------      ----------     ----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS           (435,123)       (628,805)    (3,839,337)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                                512,088       1,140,893      4,980,230
                                                    -----------      ----------     ----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                  $    76,965      $  512,088     $1,140,893
                                                    ===========      ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                          $   722,030      $  824,852     $  741,673
                                                    ===========      ==========     ==========
  Income taxes                                      $    29,700      $  102,982     $   70,786
                                                    ===========      ==========     ==========

  Noncash investing and financing activities:

  Conversion of debt to common stock                $        --      $  469,859     $       --
                                                    ===========      ==========     ==========
  Assets acquired under capital lease obligations   $    57,218      $       --     $   32,571
                                                    ===========      ==========     ==========

SUMMARY OF ACQUIRED SUBSIDIARIES:
  Assets acquired consisting primarily of goodwill  $        --      $       --     $6,916,234
  Liabilities assumed                                        --              --      3,562,828
                                                    -----------      ----------     ----------

    Net purchase price                              $        --      $       --     $3,353,406
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

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Touchstone Applied Science Associates, Inc. (the "Company") develops, publishes and distributes a proprietary line of reading tests specifically to meet clients' measurement specifications to elementary and secondary schools, colleges and universities throughout the United States. The remainder of the Company's assessment segment is comprised of Beck Evaluation & Testing Associates, Inc. ("BETA"), a company which designs tests and evaluates assessment needs for schools, school districts and test and textbook publishers throughout the United States. The Company's instructional segment is comprised of Modern Learning Press, Inc. ("MLP"), a company which designs, publishes and distributes "consumable" student workbooks for grades K-6 and creates and publishes books and pamphlets for elementary school teachers and parents throughout the United States. The Company's educational delivery segment is comprised of TASA Educational Services Corporation ("TESC"), which was established to manage the Company's educational delivery business and MESI Acquisition Corp. ("MESI"), which operates a post-secondary school in two locations.

The Company was originally incorporated in the State of New York in 1976. In August 1991, the Company changed its corporate domicile to Delaware by merger into a Delaware corporation created exclusively for that purpose. In January 1997, the Company purchased the outstanding capital stock of BETA. In May 1997, the Company formed a wholly-owned subsidiary, MLP, which purchased certain assets of Programs for Education, Inc. In July 1998, the Company formed a wholly-owned subsidiary, TESC. In November 1998, TESC formed a wholly-owned subsidiary, which purchased substantially all of the operating assets of the Mildred Elley School, Inc. ("Former
Elley"). In June 2000, MESI changed its name to Mildred Elley School, Inc. ("Elley").

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, BETA, MLP, TESC and its wholly-owned subsidiary Elley. All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the presentation of the fiscal year ended October 31, 2001.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Goodwill
--------

Included in the purchase of the Company's subsidiaries was goodwill totaling $374,067 for BETA, $2,490,864 for MLP and $3,408,776 for
Elley. This goodwill is being amortized over a period of fifteen years for BETA and MLP and thirty years for Elley. In July 1997, the Company deemed goodwill purchased in the MLP transaction totaling $2,002,674 to be impaired based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Accordingly, goodwill was reduced to fair value. The Company will continue to evaluate goodwill for potential impairment (see below regarding new accounting standards).

Cash and Temporary Investments
------------------------------

Cash and temporary investments include all cash balances on hand and short-term, highly liquid investments with original maturities of three months or less. These investments historically have consisted primarily of money market mutual funds which make monthly tax-free dividend payments.

Inventories
-----------

Inventories, which based on the nature of the Company's operations consist solely of finished goods, are stated at the lower of cost
(first-in, first-out method) or market.

Marketable Securities
---------------------

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to account for marketable securities. Under this standard, certain investments in debt and equity securities are reported at fair value. The Company's marketable securities, which historically have consisted primarily of investment grade bonds, have been reported as available for sale securities.

Cost of the securities used in the computation of realized gains and losses is determined using the specific identification method. During the fiscal year ended October 31, 1999, bonds with an aggregate face value of $370,000 matured, resulting in a realized gain on these securities of $1,906. There were no proceeds from the sale of securities or realized gains during the fiscal years ended October 31, 2001 and 2000.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------

Accounts Receivable
-------------------

Accounts receivable have been presented net of allowance for doubtful accounts. Prior to Fiscal 2000, the Company had experienced virtually no trade bad debts and, thus, no allowance has been provided.

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

Income Taxes
------------

The Company has elected to file a consolidated Federal income tax return with its subsidiaries. The Company's deferred income taxes arise principally from the differences in the recording of expenses relating to the test passage bank and test development (Note 4), differences relating to the reporting of goodwill by the Company's subsidiaries, and net operating losses. Income taxes are reported based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

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

During Fiscal 1999, the Company adopted Statement of Position
("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as issued by The American Institute of Certified Public Accountants. Pursuant to this statement, costs incurred during the preliminary stage of a project to design computer software for internal use are expensed as incurred. Once such a project enters its development stage, the payroll and payroll-related charges and any direct material costs are capitalized. Capitalization of these computer software development costs is discontinued when the project enters its post-implementation/operation stage.

As of October 31, 2001, 2000 and 1999 unamortized software development costs totaled approximately $124,000, $140,000 and $313,000, respectively, and were included as a component of other assets within the Company's balance sheets.

Amortization
------------

Loan origination costs and mortgage costs (see Note 9) are amortized using the straight-line method over the term of the indebtedness. Other capitalized costs are amortized using the straight-line method over a period of five (5) years for software development, seven (7) years for non-compete agreements, seven to eleven (7 - 11) years for test passage bank and test development costs, and fifteen to thirty (15 - 30) years for goodwill. Amortization expense totaled $706,723, $826,658 and $729,219 for the fiscal years ended October 31, 2001, 2000 and 1999, respectively.

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

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts/tuition receivable. The Company maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2000 and 1999, the Company's uninsured cash balances totaled $280,213 and $541,721, respectively. At October 31, 2001, all of the Company's cash balances were insured. The Company performs periodic reviews of the relative credit rating of its banks to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

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

Rights of Return
----------------

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

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2001 and 2000, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings (loss) per Share
-------------------------

Earnings (loss) per share for each of the fiscal years ended October 31, 2001, 2000 and 1999 was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company had a net loss for the fiscal year ended October 31, 2000 and, accordingly, common stock equivalents are excluded from this computation as the effect would be anti-dilutive.

Marketing and Promotional Costs
-------------------------------

Marketing and promotional costs are expensed as incurred and aggregated approximately $1,093,000, $1,081,000 and $1,012,000 for the fiscal years ended October 31, 2001, 2000 and 1999, respectively.

Regulatory Compliance
---------------------

As an educational institution, Elley is subject to licensure from various accrediting and state authorities and other regulatory requirements of the United States Department of Education. As of October 31, 2001 and 2000, Elley was in compliance with all such requirements.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible
Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for acquisitions is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company will apply the new rules for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending October 31, 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $171,000 per year. During the fiscal year ending October 31, 2003, the Company will perform the first of the required impairment tests of goodwill as of November 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001.
 The FASB's new rules on asset impairment supercede SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and portions of Accounting
Principles Board Opinion 30, "Reporting the Results of Operations".
 This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the periods in which the losses are incurred, rather than as of the measurement date as previously required. The Company is currently assessing the potential impact of SFAS 144 on its operating results and financial position.

NOTE 2 - NOTES RECEIVABLE
-------------------------

As of October 31, 2001, 2000 and 1999, the Company held two notes receivable in the aggregate amount of $159,327. The notes receivable include (1) a $150,000 note with interest at a rate of 6.17% per annum secured by a mortgage on certain of the obligor's real property, with principal due on December 31, 2003 and (2) a $9,327 note with an annual interest rate of 8.75% requiring monthly payments of $516 consisting of principal and interest, commencing February 1, 2001.
At October 31, 2001 and 2000, the notes receivable balance has been reflected within the Company's balance sheet as $9,327 in prepaid expenses and other current assets and $150,000 in other assets.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment are summarized as follows:

                                              October 31,
                                        2 0 0 1         2 0 0 0
                                        -------         -------

Land                                  $  161,367      $  161,367
Building                               1,807,591       1,807,591
Building improvements                    533,006         522,520
Leasehold improvements                    64,467          54,457
Furniture, fixtures and equipment      1,016,147         921,905
Automobiles                               90,007         107,007
                                      ----------     -----------

                                       3,672,585       3,574,847
Less:  accumulated depreciation        1,804,880       1,628,899
                                      ----------     -----------

                                      $1,867,705      $1,945,948
                                      ==========     ===========

Depreciation expense for the fiscal years ended October 31, 2001, 2000 and 1999 was $175,981, $240,814 and $240,279, respectively.

Included in furniture, fixtures and equipment is $105,355 of equipment under capital leases.

NOTE 4 - TEST PASSAGE BANK AND TEST DEVELOPMENT
-----------------------------------------------

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

During the year ended October 31, 2000, the Company deemed certain of its test passages, in the net aggregate amount of $685,722, to be impaired based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".
Accordingly, the value of these passages was reduced to zero.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LINES OF CREDIT
------------------------

As of October 31, 2001, Elley owed $200,000 to a bank, which is the maximum available under a particular line of credit promissory note. The note is collateralized by a second lien on all of Elley's corporate assets as well as the guarantees of both TESC and TASA. This note bears interest at a rate of 1.0% above the prime lending rate and was originally due on December 31, 1999. The bank has extended the credit line through January 30, 2002.

As of October 31, 2000, Elley also owed $200,000 which is the maximum available from another line of credit promissory note with the same bank. This note is collateralized by a first lien on tuition receivables as well as the guarantees of both TESC and TASA. This note bears interest at a rate 1.0% above the prime lending rate and was originally due on December 31, 1999. The bank has extended the credit line through January 30, 2002.

In March 2000, the Company obtained an additional line of credit totaling $750,000 from a bank. Borrowings under the line of credit accrue interest at the bank's prime rate plus one percent (1.0%) and the line originally expired on April 1, 2001. The line is collateralized by the Company's accounts receivable (excluding those receivables associated with the Company's wholly-owned subsidiary TESC and its related subsidiaries) and inventory and contains various financial covenants pertaining to the maintenance of working capital and debt service coverage. As of October 31, 2001, the Company was in compliance with all such covenants. There were no outstanding borrowings under this line as of October 31, 2001. The bank has extended the credit line through March 31, 2002.

NOTE 6 - MORTGAGE PAYABLE
-------------------------

In August 1997, the Company remortgaged its facilities for $1,800,000 with Middletown Savings Bank (now Hudson United Bank). Borrowings on the mortgage incur interest at the rate of 8 1/8% per annum. The mortgage is to be repaid through equal monthly installments with a balloon payment due in Fiscal 2007 (Note 7). Proceeds from this remortgaging were used to retire all prior mortgages held on the facilities and certain short-term debt associated with the acquisition of MLP.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:

                                            Interest          Due           October 31,
Description                                   Rate            Date     2 0 0 1      2 0 0 0
-----------                                   ----            ----     -------      -------

Secured mortgage payable to bank in
  monthly installments of $15,196
  including interest (Note 6)               8 1/8%          2007     $1,635,172     $1,680,764

Secured note payable to stockholder of Programs
  for Education, Inc. in equal quarterly
  installments of $50,000                   Prime + 1%
                                            plus interest,
                                            secured by
                                            certain titles
                                            (but no less
                                            than 9%)        2002        150,000        350,000

Unsecured notes payable to stockholders
  of Former Elley in equal quarterly
  installments of $73,830 including
  interest (Note 16)                        8 1/2%          2003        139,176        829,215

Unsecured notes payable to TAP in equal
  Monthly installments of $20,791 including
  interest                                  7%              2002        201,398             --

Secured note payable to bank for working
  capital requirements in equal
  monthly principal payments
  of $3,512 plus interest, secured by
  substantially all the assets of MESI      Prime + 2%      2008        283,050        325,210

Secured notes payable for equipment
  financing in equal monthly
  installments of $2,273 and
  $1,500 including interest                 Prime + 1%      2003         63,788        101,344
                                                                     ----------     ----------

                                                                      2,472,584      3,286,533

Less:  current maturities                                               514,265        620,479
                                                                     ----------     ----------

Non-current portion                                                  $1,958,319     $2,666,054
                                                                     ==========     ==========

Long-term debt matures as follows:

Fiscal year ending October 31:
                                          2002    $  514,265
                                          2003       150,266
                                          2004       164,266
                                          2005       120,696
                                          2006       119,655
                                    Thereafter     1,403,436
                                                  ----------

                  Principal payments remaining    $2,472,584
                                                  ==========



                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITALIZED LEASE OBLIGATIONS
--------------------------------------

The Company is obligated under capitalized leases for certain computer and telephone equipment.

Future minimum lease payments under these capitalized lease obligations, including interest, as of October 31, 2001 are as follows:

Fiscal year ending October 31:
                                          2002       $41,870
                                          2003        22,706
                                          2004        13,245
                                                     -------
                                                      77,821
                       Less:  imputed interest        10,836
                                                     -------
Present value of future minimum lease payments        66,985
                     Less:  current maturities        34,096
                                                     -------

                                                     $32,889
                                                     =======

These leases have interest rates ranging from 11.6% to 14.6%.

NOTE 9- SUBORDINATED DEBENTURE AGREEMENT
----------------------------------------

In October 1998, the Company issued debentures to Cahill Warnock Strategic Partners Fund L.P. ("CWSPF") and Strategic Associates, L.P. ("SA") for an aggregate of $4,000,000 pursuant to a Securities Purchase Agreement entered into among the parties in September 1998. These debentures are subordinate to certain senior indebtedness, which as of October 31, 2000, consisted primarily of a mortgage payable aggregating $1,680,764. Interest pursuant to the debentures is incurred at an annual rate of eight percent (8%) and is payable quarterly. The debentures, which are due in October 2003, contain provisions for the prepayment of the loan's principal. Among other provisions, the Company agreed to use the proceeds from the debentures to acquire Elley and other comparable educational institutions which are approved by CWSPF and SA. Additionally, the agreement contains provisions for the issuance of warrants, allowing CWSPF and SA to acquire an aggregate of 690,230 shares of the Company's common stock at $1.40 per share. These warrants are exercisable for a five-year period from designated initial dates as set forth in the debenture agreement. The value of the warrants, totaling $588,075, has been reflected as a deferred interest charge which is being amortized over the life of the agreement. The agreement calls for certain restrictive covenants, with which the Company was in compliance at October 31, 2001 and 2000.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9- SUBORDINATED DEBENTURE AGREEMENT (Continued)
----------------------------------------

During the first quarter of the year ended October 31, 2000, in consideration of CWSPF and SA's authorization to subordinate their debentures to other indebtedness incurred by the Company during the year ended October 31, 2000, the warrants were repriced to $1.125 per share. In February 2000, CWSPF and SA exercised an aggregate of 417,652 warrants for $469,859. The proceeds from the exercise were used to reduce the principal balance of the subordinated debentures.

NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

In July 2000, two officers of the Company loaned an aggregate of $80,000 to the Company. The loans bear interest at the prime rate and are payable on demand. In September 2000, the Company repaid loans to one of the officers totaling $20,000. At October 31, 2001 and 2000, the loan payable balance has been reflected as a component of accounts payable and accrued expenses within the Company's balance sheet.

NOTE 11 - RETIREMENT PLANS
--------------------------

The Company has a qualified 401(k) Profit Sharing Plan under which eligible employees who are eighteen years of age and have completed either six months or one thousand hours of employment become participants. For fiscal years ended before November 1, 2000, the Plan allowed total contributions of up to fifteen percent (15%) of the eligible employee's salary through Company contributions and a salary reduction mechanism. Company contributions to the Plan were optional and accrued at the discretion of the Board of Directors.
For the fiscal years ended October 31, 2000 and 1999, the Company did not contribute to the profit sharing plan. Effective November 1, 2000, the Company amended the Plan to provide a matching component under the 401 (k) Profit Sharing Plan of up to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended so that an employee is not eligible until completing twelve months or two thousand hours of employment and may enter the plan at specified entry dates.

Net assets for the Profit Sharing Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, were $1,667,686 and $1,794,313 at October 31, 2001 and 2000, respectively.

In October 1991, the Company adopted a Money Purchase Pension Plan under which eligible employees who are eighteen years of age and have completed either six months or one thousand hours of employment become participants. Under this plan, for fiscal years ended before November 1, 2000, the Company was required to make mandatory annual contributions equal to ten percent (10%) of each eligible employee's compensation for the Company and all its nonschool subsidiaries. Effective November 1, 2000, the Company amended the Plan to exclude highly compensated employees and to reduce the annual contribution to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended so that an employee is not eligible until completing twelve months or two thousand hours of employment and may enter the plan at specified entry dates.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RETIREMENT PLANS (Continued)
--------------------------

Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains the plan's records, were $936,111 and $944,366 at October 31, 2001 and 2000, respectively.

For the fiscal years ended October 31, 2001, 2000 and 1999, retirement plan costs aggregated $146,000, $197,500 and $174,733, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY
------------------------------

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

On November 16, 1992, the Company issued 1,500 shares of $.0001 par value convertible preferred shares to a voting trust, controlled by management, dated August 1992. The shares were entitled to 1,000 votes per share (3,000 votes per share after giving effect to the three-for-one stock split on September 22, 1993). The holders of the shares were also entitled to a non-cumulative dividend of $.01 per share. In September 1994, the Company exchanged the 1,500 outstanding $.0001 par value convertible preferred shares for 1,500 shares of $.0001 par value preferred shares. The new preferred shares possessed all the rights of the original issue but for the conversion privilege.
 Pursuant to the Subordinated Debenture Agreement between the Company and CWSPF and SA (Note 9), the 1,500 shares of the outstanding preferred stock were redeemed in November 1998.

Amended and Restated 1991 Stock Option Incentive Plan
-----------------------------------------------------

The Company has adopted an Amended and Restated 1991 Stock Option Incentive Plan (the "1991 Plan") whereby options to purchase up to an aggregate of 625,000 shares of common stock, may be granted to officers, key employees, directors, and consultants of the Company. Subject to the terms of the 1991 Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 50,000 shares in any one fiscal year. All options are 100% vested after twelve months and may be exercised for a nine-year period commencing one year from the date of the grant. The exercise price of an option granted under the Plan may not be less than the fair market value of the Company's common stock on the date of the grant.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

1991 Plan activity is summarized as follows:

                                                        Option Price
                                          Shares        Per Share
                                          ------        ---------

Options outstanding - November 1, 1999    461,113       $1.438 - $11.00
Granted                                   113,275       $1.688 - $2.125
Canceled                                  (76,350)      $1.668 - $11.00
Exercised                                      --           --
                                          -------

Options outstanding - October 31, 2000    498,038       $1.438 - $11.00

Granted                                        --           --
Canceled                                  (22,750)      $1.438 - $2.88
Exercised                                      --           --
                                          -------

Options outstanding - October 31, 2001	  475,288	$1.668 - $11.00
                                          =======
Options exercisable - October 31, 2001	  475,288
                                          =======

2000 Stock Incentive Plan
-------------------------

In February of Fiscal 2000, the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") which supercedes the 1991 Plan. Options outstanding under the 1991 Plan at October 31, 2000 will remain effective until forfeited, cancelled, or expired without exercise. The 2000 Plan calls for options to purchase up to an aggregate of 300,000 shares of the Company's common stock plus such additional shares as becomes available under the 1991 Plan by reason of forfeiture of awards granted thereunder or cancellation or expiration of such shares without exercise, and may be granted to officers, key employees, directors, and consultants of the Company.
 Subject to the terms of the 2000 Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 150,000 shares in any three fiscal-year period. All options are 100% vested after twelve months and may be exercised for a nine-year period commencing one year from the date of grant. The exercise price of an option granted under the 2000 Plan may not be less than the fair market value of the Company's common stock on the date of grant. There were no options granted, canceled, or exercised under the 2000 Plan during Fiscal 2001 and 2000 and, accordingly, there were no options outstanding or exercisable as of October 31, 2001 and 2000.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Directors Stock Option Plan
---------------------------

In 1996, the Company adopted a Directors Stock Option Plan (the "DSO Plan") whereby options may be granted to purchase up to an aggregate of 25,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company or otherwise eligible to receive awards under the 1991 Plan. Pursuant to the DSO Plan, eligible directors would receive an option to purchase 1,250 shares of the Company's common stock on the date the director first becomes eligible. The eligible director would subsequently receive an option to purchase 625 shares of the Company's common stock on the date of each succeeding annual meeting of the stockholders, unless the director's term ends on or before that date. Each option granted is exercisable at the fair market value of the Company's common stock on the date granted, and may be exercised for a nine-year period commencing one year from the date of the grant.

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

Directors stock option plan activity is summarized as follows:

                                                        Option Price
                                          Shares        Per Share
                                          ------        ---------

Options outstanding - October 31, 1999      6,875         $2.000 - $7.85
Granted                                    12,500         $1.50  - $3.188
Canceled                                       --             --
Exercised                                      --             --
                                          -------

Options outstanding - October 31, 2000     19,375         $1.50 - $7.85

Granted                                    15,000         $.62  - $.6875
Canceled                                       --            --
Exercised                                      --            --
                                          -------

Options outstanding - October 31, 2001     34,375         $.62 - $7.85
                                          =======
Options exercisable - October 31, 2001     19,375
                                          =======

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

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


Consultants stock incentive plan activity is summarized as follows:

                                                        Option Price
                                          Shares        Per Share
                                          ------        ---------

Options outstanding - October 31, 1999      3,750        $1.752 - $1.76
Granted                                        --            --
Canceled                                       --            --
Exercised                                      --            --
                                          -------

Options outstanding - October 31, 2000      3,750        $1.752 - $1.76

Granted                                        --            --
Canceled                                    3,750        $1.752 - $1.76
Exercised                                      --            --
                                          -------

Options outstanding - October 31, 2001         --            --
                                          =======
Options exercisable - October 31, 2001         --
                                          =======

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Stock Based Compensation
------------------------

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied. The pro forma net income (loss) and income (loss) per share for the fiscal years ended October 31, 2001, 2000 and 1999 would have been $238,279 and $.09,
$(1,181,682) and $(.48), and $(26,008) and $(.01), respectively had the new method been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended October 31, 2001, 2000 and 1999, respectively: expected volatility of 136%, 83% and 70% respectively; risk free interest rate of 4.66%, 6 1/2% and 6 3/4%, respectively; and expected lives of 5 to 10 years.

The effects of applying SFAS No. 123 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996.
Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

Compensatory Stock
------------------

In 1996 and 1997, the Company entered into written consulting agreements with several financial consulting firms. The agreements were for one to five year periods. The consultants received an aggregate of 75,000 shares of the Company's common stock in exchange for consulting services. In addition, several of the agreements provide for the issuance of warrants to purchase an aggregate of 187,500 shares of the Company's common stock for a five year period at exercise prices ranging from $1.876 to $2 per share. The cost of these services was valued at $140,626 and is being expensed over the term of the agreements. The amount of unearned compensation related to the shares issued under these agreements is being reflected as a reduction of stockholders' equity. At October 31, 2001, $1,251 of these costs has yet to be amortized.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE  13 - INCOME TAXES
-----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:

                                                       October 31,
                                                 2 0 0 1          2 0 0 0
                                                 -------          -------
   Deferred tax assets:
      Goodwill                                 $  481,954       $  581,168
      Net operating loss                          314,297          520,035
      Bad debt allowance                          285,188          271,401
      Other                                        30,096           37,539
                                              -----------       ----------

   Gross deferred tax assets                    1,111,535        1,410,143
                                              -----------       ----------

   Deferred tax liability:
      Test passage bank and test development      (33,508)        (133,537)
                                              -----------       ----------

   Gross deferred tax liability                   (33,508)        (133,537)
                                              -----------       ----------

   Net deferred tax assets                     $1,078,027       $1,276,606
                                              ===========       ==========

The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 13 - INCOME TAXES (Continued)
----------------------

The Company's income tax expense consists of the following:



                                                  Fiscal Years Ended October 31,
                                           2 0 0 1           2 0 0 0            1 9 9 9
                                           -------           -------            -------
  Current:
      Federal                             $(119,521)       $  24,616          $  88,259
      State                                  44,113           27,611             14,188
                                          ---------        ---------          ---------

                                            (75,408)          52,227            102,447
                                          ---------        ---------          ---------
  Deferred:
      Federal                               154,159         (663,077)           (17,355)
      State                                  44,420         (198,120)            (7,896)
                                          ---------        ---------          ---------

                                            198,579         (861,197)           (25,251)
                                          ---------        ---------          ---------

  Provision (benefit) for income taxes    $ 123,171        $(808,970)         $  77,196
                                          =========        =========          =========



A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate is as follows:

                                                 Fiscal Years Ended October 31,
                                                   2 0 0 1   2 0 0 0   1 9 9 9
                                                   -------   -------   -------

U.S. Federal income tax statutory rate               34%       (34)%     34%

State income tax, net of Federal income tax benefit   7         (7)       7

Other - including tax free income, goodwill
         and net operating losses                    (7)        --      (11)
                                                     ---       ---      ---


Effective tax rate                                   34%       (41)%     30%
                                                     ===       ===      ===

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - EMPLOYMENT AGREEMENTS
-------------------------------

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

The aggregate commitment for future salaries as of October 31, 2001, excluding bonuses, is as follows:

Fiscal year ending October 31:
                                          2002    $  986,545
                                          2003       655,326
                                          2004       137,719
                                                  ----------

                                                  $1,779,590
                                                  ==========

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15- SEGMENT INFORMATION
----------------------------

                                      Assessment    Delivery    Instructional     Total
                                      ----------    --------    -------------     -----

Fiscal Year Ended October 31, 2001:

Revenues                              $6,594,163   $4,966,974    $2,839,008    $14,400,145
Interest and dividend income               6,064       54,884            --         60,948
Interest expense                         590,358       98,910        23,868        713,136
Depreciation and amortization            562,396      154,586       165,722        882,704
Income (loss) before income taxes        726,175     (530,195)      170,767        366,747
Total segment assets                   6,929,437    6,462,084     1,917,446     15,308,967
Expenditures for segment assets          435,961       89,776        58,188        583,925

Fiscal Year Ended October 31, 2000:

Revenues                              $4,897,923   $5,074,704    $2,785,497    $12,758,124
Interest and dividend income                 962       52,191         3,084         56,237
Interest expense                         180,789      592,605        44,021        817,415
Depreciation and amortization            685,242      242,865       139,365      1,067,472
Loss before income taxes                (842,276)  (1,053,444)      (78,888)    (1,974,608)
Total segment assets                   6,759,378    6,888,414     2,556,857     16,204,649
Expenditures for segment assets          706,081       47,651       162,981        916,713

Fiscal Year Ended October 31, 1999:

Revenues                              $4,591,542   $5,297,127    $2,427,577    $12,316,246
Interest and dividend income              18,653      104,823         4,714        128,190
Interest expense                         155,938      604,653        58,119        818,710
Depreciation and amortization            652,547      198,437       118,514        969,498
Income (loss) before income taxes       (332,720)     373,258       217,415        257,953
Total segment assets                   7,391,695    6,448,113     2,544,609     16,384,417
Expenditures for segment assets          777,176       81,391       134,127        992,694


Included in the assessment segment reporting are corporate overhead expenses of approximately $467,000, $500,000 and $690,000 for the fiscal years ended October 31, 2001, 2000 and 1999, respectively.

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the fiscal years ended October 31, 2001, 2000 and 1999, is not considered material to the financial statements.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Rental Commitments
------------------

Three of the Company's subsidiaries lease office and warehouse space under non-cancelable operating leases. The following is a schedule of future minimum rental commitments as of October 31, 2001:

     Fiscal Year Ending October 31,
                   2002                $  404,862
                   2003                   400,152
                   2004                   389,957
                   2005                   356,947
                   2006                   320,710
             Thereafter                   570,742
                                       ----------

                                       $2,443,370
                                       ==========

Net rental expense totaled $435,173, $481,774 and $411,523 for the fiscal years ended October 31, 2001, 2000 and 1999, respectively.

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

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)
---------------------------------------

Other Contingencies
-------------------

In August 2000, the Company received a letter from Faith Takes, a shareholder of Former Elley and, currently, the President and Chief Executive Officer of Elley, alleging certain defaults in the payment of amounts due and payable under the Asset Purchase Agreement between the Company, Elley and Former Elley and the accompanying promissory notes of Elley (Note 7). Such demand letter also alleges additional defaults by Elley in the employment agreement between Elley and Ms. Takes. The amounts demanded by Ms. Takes aggregate approximately $985,000 plus interest, attorneys' fees and late fees. The Company believes that it has significant defenses and counterclaims, as set forth in the terms of the Asset Purchase Agreement with Former Elley, to such allegations and is currently pursuing resolution of these issues.

The Company's financial statements include an increase to allowance for doubtful accounts, against tuition receivable of $506,816, which have been offset in an equal amount against the obligation to the shareholders of the Former Elley. The reason for the offset was that collectibility of these receivables was warranted by the Former Elley in connection with the acquisition of the Mildred Elley schools. The Company believes it is entitled to this right of offset because management feels that this amount is uncollectible under the warranty of Former Elley. The warranty was recognized in the Decision (see below), but a triable issue of fact remains as to the intention of the parties concerning the meaning of collectibility under the warranty.

The New York State Higher Education Services Corporation
("HESC") has concluded its audit relating to Elley's involvement in the New York State Tuition Assistance Program and determined Elley's liability to be $238,255. In August 2001, Elley entered into a Repayment Agreement with HESC to repay the liability in twelve monthly installments of approximately $20,000 commencing October 1, 2001. Approximately $11,000 of the liability is attributable to the period after the date the Company purchased Elley, and approximately $227,000 to the period prior thereto. The Company, for financial statement purposes, has offset the $227,000 amount against the obligation to the shareholders of the Former Elley in reliance on the decision of Justice Keegan of the Supreme Court, Albany County, State of New York in the Takes Litigation (the "Decision"), recognizing a right of offset in favor of the Corporation for this liability once determined.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)
---------------------------------------

Other Contingencies (continued)
-------------------

The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% subordinated debentures, in the outstanding principal amount of $3,530,141 currently held by CWSPF and SA (See Note 9). As of October 31, 2001, the Company has not received a notice of default from CWSPF and SA.

NOTE 17 - NASDAQ DELISTING
--------------------------

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

NOTE 18 - TERMINATED ACQUISITIONS
---------------------------------

During the first quarter of the year ended October 31, 2000, the Company, through its wholly-owned subsidiary, TESC, signed a letter of intent to acquire all of the outstanding common stock of the DuBois Business College ("DBC"), a Pennsylvania-based, two-year degree granting business college, and substantially all of the assets and certain liabilities of Kenawell Technologies, LLC ("KTL"), a limited liability company which holds several of the real properties of DBC, for $3,200,000. In March 2000, after performing its due diligence review, the Company terminated this letter of intent. As a result of this terminated letter of intent and other failed potential acquisitions during the current fiscal year, the Company wrote off approximately $250,000 in professional fees and other due diligence-related costs as of October 31, 2000. These costs have been included as a component of general and administrative expenses.

                                SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

January 29, 2002            By:  /s/ ANDREW L. SIMON
                               ----------------------------------------
                             Andrew L. Simon
                             President and Chief Executive
                             Officer (principal executive officer and
                             principal financial officer)


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman     January 29, 2002
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director            January 29, 2002
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director            January 29, 2002
-------------------------
    Steven R. Berger

/s/ JOSEPH A. FERNANDEZ              Director            January 29, 2002
-------------------------
    Joseph A. Fernandez

/s/ DONALD W. HUGHES                 Director            January 29, 2002
-------------------------
    Donald W. Hughes

/s/ LINDA G. STRALEY                 Director            January 29, 2002
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director            January 29, 2002
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director            January 29, 2002
-------------------------
    David L. Warnock