Form 10QSB
period 2002-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2002-03-13
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended January 31, 2002

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of March 13, 2002: 2,594,453 shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                             PART I

                      FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended January 31, 2002 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001 ("Fiscal 2001"), which may cause actual results to differ materially from those described.

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

RESULTS OF OPERATIONS

        The following table compares the revenues for each of the assessment division, the instructional division and the educational delivery division for the first quarter ended January
31, 2002 versus the first quarter ended January 31, 2001.
RESULTS OF OPERATIONS FOR THE FIRST FISCAL QUARTER




                                     2002           2001      % Change
                                     ----           ----      --------
                                      (in thousands of
                                          dollars)


Assessment Products Revenues       1,452.9        1,093.1       32.9

Instructional Revenues               258.7          203.1       27.4

Educational Delivery Revenues        846.9          602.1       40.7
                                   -------        -------       ----

        Total Revenues             2,558.5        1,898.3       34.8

        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                           January 31,     January 31,
                                              2002            2001
                                           ----------      ----------



Revenues                                      100%            100%


        Gross Profit Margin                    46              49

Operating Expense:

        Selling Expense                        23              30

        General & Administrative               48              66

(Loss) from Operations                        (25)            (46)

        Other (Expense)                        (6)            (10)

Pre-Tax Loss                                  (31)            (56)

Net (Loss)                                    (19)            (34)

        REVENUES.  For the three-month period ended January 31,
        --------
2002 (the "Current Quarter"), revenues were $2,558.5M, representing a 35% increase, or $660.2M, from $1,898.3M for the three-month period ended January 31, 2001 (the "Comparable
Quarter").

        Revenues for assessment products and services increased 33%, or $359.8M, from $1,093.1M in the Comparable Quarter to $1,452.9M during the Current Quarter. Revenues from the Company's proprietary test unit, featuring DRP products decreased 9% primarily as a result of timing in the receipt of purchase orders and the fact that several large school districts converted to our newly normed test series in the 1st quarter of 2001, which precludes their purchase this fiscal year. Revenues from the Company's custom test design unit, BETA, grew 90% during the Current Quarter. This increase was anticipated with the execution of the Michigan five-year special education contract.

        Instructional revenues increased 27% in the Current
Quarter from the Comparable Quarter, or $258.7M in the Current
Quarter versus $203.1M in the Comparable Quarter. A portion of these increases was due to the receipt of orders delayed in the mail by the anthrax postal scare in the Fall.

        The educational delivery division contributed $846.9M to the Company's Current Quarter revenues, which amount represented an increase of 41%, or $244.8M from the Comparable Quarter revenues for this division of $602.1M. This increase was the result of a strong November 2001 enrollment at both the Pittsfield and Albany locations as well as a tuition increase at Albany.

        COST OF GOODS SOLD.  Cost of goods sold increased to
        ------------------
$1,372.2M in the Current Quarter, or 42%, versus $968.8M in the Comparable Quarter. Cost of goods sold as a percentage of revenues increased from 51% in the Comparable Quarter to 54% in the Current Quarter. This percentage increase is due to a change in volume mix.

        GROSS PROFIT.  In the Current Quarter, gross profit
        ------------
increased by 28%, or $256.8M, from $929.5M in the Comparable Quarter to $1,186.3M in the Current Quarter. The increase in gross profit is due to both an increase in revenues as well as a change in product mix.

        SELLING EXPENSES.  Selling expenses for the Current
        ----------------
Quarter remained fairly flat increasing minimally from $561.0M in the Comparable Quarter to $582.7M in the Current Quarter. However, selling expenses as a percentage of sales decreased to 23% in the Current Quarter from 30% in the Comparable Quarter. This decrease is due to efficiencies as revenues increase.


        GENERAL AND ADMINISTRATIVE EXPENSES.  The Company's
        -----------------------------------
general and administrative expenses were also flat across both years, or from $1,249.0M in the Comparable Quarter to $1,240.5M in the Current Quarter. General and administrative expenses as a percentage of sales also decreased from 65% in the Comparable Quarter to 48% in the Current Quarter. These decreases occurred as the organization was able to hold fixed expenses as it witnessed revenue gains.

        (LOSS) FROM OPERATIONS.  Loss from operations
        ----------------------
decreased ($243.6M) from ($880.5M) in the Comparable Quarter to ($636.9M) in the Current Quarter. This decrease resulted primarily from increased revenues.

        EBITDA.  Earnings before interest, taxes, depreciation,
        ------
and amortization increased $296.0M to ($382.8M) in the Current
Quarter from ($678.8M) in the Comparable Quarter. As a percentage of sales, EBITDA increased to (15%) in the Current
Quarter versus (36%) in the Comparable Quarter.

        OTHER (EXPENSE).  Other (expense) decreased ($36.5M) to
        ---------------
($148.2M) in the Current Quarter from ($184.7M) in the Comparable
Quarter. This decrease is due to decreases in borrowings as well as a decline in interest rates.

        (LOSS) BEFORE INCOME TAXES.  The Company had a (loss)
        --------------------------
before income taxes of ($785.1M) for the Current Quarter versus a loss of ($1,065.2M) for the Comparable Quarter. The primary reason for the positive variance is a revenue increase.

        NET (LOSS) AND (LOSS) PER SHARE.  Net (loss) after taxes was
        -------------------------------
($496.5M) for the Current Quarter versus a net (loss) of ($644.0M) for the Comparable Quarter. (Loss) per share in the Current Quarter was ($0.19) based on weighted average shares outstanding of 2,565,606. In the Comparable Quarter, net (loss) per share was ($0.25). The reduction in our net loss was due to increases in revenues while we maintained our fixed expenses at the same level as in the Comparable Quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital decreased by $603,189
        ---------------
during the Current Quarter from $1,698,592 at October 31, 2001, to $1,095,403, at January 31, 2002. This decrease resulted primarily from the increase in deferred revenue, offset in part by an increase in prepaid expenses and tuition receivables. The ratio of current assets to current liabilities was approximately
1.3 to 1.0 at the end of the Current Quarter.

        CASH FLOW FROM OPERATING ACTIVITIES. During the Current
        -----------------------------------
Quarter, the Company had net cash provided by operating activities of $490,039, as compared to $87,728 in the Comparable Quarter. The increase in cash provided by operating activities resulted from the lower net loss reported in the Current Quarter as well as a decrease in accounts receivable, and increase in deferred revenue and noncash deductions for depreciation and amortization offset in part by an increase in tuition receivable.

        The first quarter of our fiscal year is historically our weakest quarter since schools generally place fewer orders for assessment products and instructional materials during that quarter. The Current Quarter was significantly stronger than the Comparable Quarter, and allowed us to fund our operations for the Current Quarter out of operating cash flow rather than from borrowings with respect to the core business.

        CASH FLOW FROM INVESTING ACTIVITIES. During the Current
        -----------------------------------
Quarter, the Company had net cash used in investing activities of $104,544, as compared to $99,907 for the Comparable Quarter. The increase in cash used in investing activities resulted primarily from costs relating to several new products, which the Company expects to launch during the latter half of the current fiscal year.

        CASH FLOW FROM FINANCING ACTIVITIES. During the Current
        -----------------------------------
Quarter, the Company had net cash used in financing activities of $88,356 as compared to $482,828 from financing activities during the Comparable Quarter. The decrease in cash used for financing activities resulted from the Company repaying certain debt during the Comparable Quarter.

        CAPITAL COMMITMENTS. At January 31, 2002, the Company
        -------------------
had an aggregate of $400,000 outstanding under bank lines of credit. These borrowings relate to the operation of the educational delivery segment. These lines have been extended through May 28, 2002.

                             PART II

                        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In January 2000, a former employee of Mildred
Elley commenced an action against the Company, MESI and an executive officer of MESI in the Supreme Court of the State of New York in the County of Albany. The complaint alleges claims of wrongful termination of employment and seeks damages as compensation. The Company believes that the allegations are without merit and is vigorously defending the action. The Company maintains directors and officers liability insurance which, subject to a policy deductible, insures the defendant officer, but not the Company, against such claims. An agreement to settle this action has been reached with the complainant, subject to completion of definitive documentation. The Company's obligations under such settlement are not material.

        See Item 3, "Defaults Upon Senior Securities" for a description of an action brought against the Company with respect to outstanding notes related to an asset purchase agreement.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The former owner of the Mildred Elley School, Inc. commenced an action alleging defaults in the payment of certain amounts under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of MESI (TASA's wholly-owned subsidiary). The complaint also alleges certain defaults by MESI in the employment agreement between MESI and Faith Takes, the former owner of the Mildred Elley School, Inc. who is currently MESI's president and chief executive officer. The Company has defended primarily based on offsets related to breaches of warranties in the asset purchase agreement. Cross-motions for partial summary judgment were made and the court issued a decision which granted summary judgment to plaintiff on two demand notes in the total principal amount of $67,000 plus attorneys fees of $7,690. The enforcement of the judgment is stayed pending appeal of the court decision. The court also recognized the right of offset and granted summary judgment in favor of MESI on one issue, but found a triable issue of fact on the parties' intentions on another issue. Cross-appeals of the lower court's decision are pending currently in the New York State Appellate Division. The Company continues to defend vigorously this action.

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

            Exhibit 11 -- Computation of Earnings per Common Share

        (b) Reports on Form 8-K

            None.

               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             FOR THE FISCAL QUARTER ENDED JANUARY 31, 2002

     Consolidated Balance Sheets                              F-1

     Consolidated Statements of Operations and Comprehensive
       Income                                                 F-3

     Consolidated Statements of Cash Flows                    F-4

     Notes to Consolidated Financial Statements               F-6

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                                                                    Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS
                                                           January 31,   October 31,
                                                             2 0 0 2       2 0 0 1
                                                             -------       -------
                                                           (Unaudited)
        ASSETS
        ------

Current assets:
  Cash and temporary investments                         $   374,104     $    76,965
  Accounts receivable, net of allowance for doubtful
    accounts of  $70,814 and $70,891, respectively           582,882       1,630,432
  Tuition receivable, net of allowance for doubtful
    accounts of $338,123 and $331,689,
      respectively                                         2,770,009       2,234,908
  Inventories                                                683,241         633,473
  Prepaid expenses and other current assets                  655,371         259,154
                                                         -----------     -----------

          Total current assets                             5,047,607       4,834,932

Property, plant and equipment - net of
  accumulated depreciation of $1,856,321 and
  $1,804,880, respectively                                 1,831,218       1,867,705

Other assets:
  Noncurrent tuition receivable, net of allowance for
    doubtful accounts of $274,495 and $256,495               684,405         702,409
  Test passage bank and test development, net of
    accumulated amortization of $2,095,134 and
    $1,993,978, respectively                               2,310,909       2,357,997
  Goodwill, net of accumulated amortization of $668,019
    and  $621,902, respectively                            3,603,013       3,649,130
  Deferred income taxes                                    1,367,105       1,078,027
  Other assets                                               800,454         818,767
                                                         -----------     -----------

          Total assets                                   $15,662,711     $15,308,967
                                                         ===========     ===========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                                                                    Page 2 of 2
                        CONSOLIDATED BALANCE SHEETS

                                                           January 31,   October 31,
                                                             2 0 0 2       2 0 0 1
                                                             -------       -------
                                                           (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------


Current liabilities:
  Lines of credit                                         $   400,000    $   400,000
  Current maturities of long-term debt                        401,270        514,265
  Current maturities of capitalized lease obligations          29,342         34,096
  Deferred tuition revenue                                  1,107,690             --
  Accounts payable and accrued expenses                     2,031,902      2,187,979
                                                          -----------    -----------

        Total current liabilities                           3,970,204      3,136,340

Long-term debt:
  Subordinated debt                                         3,530,141      3,530,141
  Long-term debt, net of current portion                    1,931,092      1,958,319
  Long-term capitalized lease obligations, net of
    current portion                                            29,509         32,889
                                                          -----------    -----------

        Total liabilities                                   9,460,946      8,657,689
                                                          -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0  shares
   issued and outstanding, respectively                            --             --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,594,453 shares and 2,559,453 shares
   issued and outstanding, respectively                           259            256
  Additional paid-in capital                                5,538,393      5,522,296
  Deferred interest                                          (205,908)      (235,553)
  Unearned compensatory stock                                      --         (1,251)
  Retained earnings                                           869,021      1,365,530
                                                          -----------    -----------

        Total stockholders' equity                          6,201,765      6,651,278
                                                          -----------    -----------

        Total liabilities and stockholders' equity        $15,662,711    $15,308,967
                                                          ===========    ===========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                         January 31,
                                                  2 0 0 2        2 0 0 1
                                                  -------        -------
                                                (Unaudited)    (Unaudited)

Assessment products and services revenues       $1,452,922     $1,093,079
Educational delivery revenues                      846,911        602,101
Instructional revenues                             258,684        203,154
                                                ----------     ----------

Total net revenues                               2,558,517      1,898,334

Cost of goods sold                               1,372,237        968,840
                                                ----------     ----------

Gross profit                                     1,186,280        929,494
                                                ----------     ----------

Operating expenses:
  Selling expenses                                 582,702        560,954
  General and administrative expenses            1,240,456      1,249,026
                                                ----------     ----------

Total operating expenses                         1,823,158      1,809,980
                                                ----------     ----------

Loss from operations                              (636,878)      (880,486)

Other income (expense):
  Interest expense, net                           (148,184)      (184,723)
                                                ----------     ----------

  Loss before income taxes                        (785,062)    (1,065,209)

  Income tax benefit                              (288,553)      (421,166)
                                                ----------     ----------

  Net loss                                      $ (496,509)    $ (644,043)
                                                ----------     ----------

Weighted average shares outstanding
  Basic                                          2,565,606      2,559,453
  Diluted                                        2,565,606      2,559,453

Loss per share
  Basic                                         $     (.19)    $     (.25)
  Diluted                                       $     (.19)    $     (.25)



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 1 of 2
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                           January 31,
                                                     2 0 0 2         2 0 0 1
                                                     -------         -------
                                                   (Unaudited)     (Unaudited)


OPERATING ACTIVITIES
  Net loss                                        $  (496,509)    $  (644,043)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
  Depreciation and amortization                       254,096         201,674
  Deferred income taxes                              (289,078)       (419,421)
  Financial advisory services                           1,251           2,339
  Deferred interest                                    29,645          29,646
  Bad debt expense                                     32,877          31,050
Changes in operating assets and liabilities:
  Accounts receivable                               1,047,627         514,341
  Tuition receivable                                 (549,974)         32,196
  Inventories                                         (49,768)         26,193
  Prepaid expenses                                   (396,214)       (221,686)
  Other assets                                         (1,550)         (9,792)
  Deferred revenue                                  1,107,690         464,288
  Accounts payable and accrued expenses              (200,054)         80,943
                                                   ----------      ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES              490,039          87,728
                                                   ----------      ----------

INVESTING ACTIVITIES
  Test passage bank and test development              (54,068)        (75,515)
  Software development costs                           (6,611)         (9,420)
  Acquisition of fixed assets                         (14,954)        (14,202)
  Prepublication costs                                (28,911)        (17,770)
  Proceeds from sale of auto                               --          17,000
                                                   ----------      ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES             (104,544)        (99,907)
                                                   ----------      ----------

FINANCING ACTIVITIES
  Net repayment of loan payable                            --        (400,000)
  Repayment of capitalized lease obligations               --          (3,736)
  Repayment of long-term debt                         (88,356)        (79,092)
                                                   ----------      ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES              (88,356)       (482,828)
                                                   ----------      ----------


NET CHANGE IN CASH AND TEMPORARY INVESTMENTS          297,139        (495,007)

CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                                 76,965         512,088
                                                   ----------      ----------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD   $   374,104     $    17,081
                                                  ===========     ===========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                    Page 2 of 2
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                         January 31,
                                                  2 0 0 2          2 0 0 1
                                                  -------          -------
                                                (Unaudited)      (Unaudited)


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                  $162,344         $209,467
                                                 ========         ========

  Income taxes paid                              $  4,418         $  1,204
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 2002 and October 31, 2001, the consolidated results of operations for the three months ended January 31, 2002 and 2001 and consolidated cash flows for the three months ended January 31, 2002 and 2001.

The consolidated results of operations for the three months ended
January 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended
October 31, 2001.

NOTE 2 -  SEGMENT INFORMATION
-----------------------------

                                         Assessment       Delivery      Instructional        Total
                                         ----------       --------      -------------        -----

Three Months Ended January 31, 2002:
  Revenues                              $1,452,922      $  846,911       $  258,684       $ 2,558,517
  Loss before income tax                   (94,464)       (574,086)        (116,512)         (785,062)
  Total segment assets                   6,665,608       7,043,273        1,953,830        15,662,711

Three Months Ended January 31, 2001:
  Revenues                              $1,093,079      $  602,101       $  203,154       $ 1,898,334
  Loss before income tax                  (152,654)       (769,578)        (142,977)       (1,065,209)
  Total segment assets                   6,750,291       6,783,278        2,121,425        15,654,994



Included in the assessment segment reporting are corporate overhead expenses of approximately $87,000 and $101,000 for the three months ended January 31, 2002 and 2001, respectively.

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the three months ended January 31, 2002 and 2001, is not considered material to the financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3 - LINES OF CREDIT EXTENSIONS
-----------------------------------

As of January 31, 2002, the Company owed an aggregate of $400,000 to a bank, which is the maximum availability under lines of credit promissory notes. These lines have been extended through May 28, 2002.

NOTE 4 - DEFERRED TUITIION REVENUE
----------------------------------

Tuition revenue from the Company's educational delivery division are recognized at the point in time in which the Company has no exposure to future tuition refunds associated with the respective academic semester. At January 31, 2002 deferred tuition revenue aggregating $1,107,690 has been recorded since the Company still has exposure for tuition refunds as of that date.


NOTE 5 - STOCK ISSUED FOR BONUSES
---------------------------------

In January 2002, the Company paid approximately $16,000 of bonuses due to certain officers for the year ended October 31,2001 through the issuance of 35,000 shares of restricted common stock.


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
--------------------------------------------------

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

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

In January 2000, a former employee of Mildred Elley commenced an action against the Company, MESI and an executive officer of MESI in the Supreme Court of the State of New York in the County of Albany. The complaint alleges claims of wrongful termination of employment and seeks damages as compensation. The Company believes that the allegations are without merit and is vigorously defending the action. The Company maintains directors and officers liability insurance which, subject to a policy deductible, insures the defendant officer, but not the Company, against such claims. An agreement to settle this action has been reached with the complainant, subject to completion of definitive documentation.
The Company's obligations under such settlement are not material.

The former owner of the Mildred Elley School, Inc. commenced an action alleging defaults in the payment of certain amounts under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of MESI (TASA's wholly-owned subsidiary).
The complaint also alleges certain defaults by MESI in the employment agreement between MESI and Faith Takes, the former owner of the Mildred Elley School, Inc. who is currently MESI's president and chief executive officer. The Company has defended primarily based on offsets related to breaches of warranties in the asset purchase agreement. Cross-motions for partial summary judgment were made and the court issued a decision which granted summary judgment to plaintiff on two demand notes in the total principal amount of $67,000 plus attorneys fees of $7,690. The enforcement of the judgment is stayed pending appeal of the court decision. The court also recognized the right of offset and granted summary judgment in favor of MESI on one issue, but found a triable issue of fact on the parties' intentions on another issue. Cross-appeals of the lower court's decision are pending currently in the New York State Appellate Division.
The Company continues to defend vigorously this action.

                            SIGNATURE

        In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                              By: /s/ ANDREW L. SIMON
                                 ---------------------------
                                 Andrew L. Simon
                                 President and Chief Executive Officer
                                 and Principal Financial Officer

Date:   March 13, 2002