Form 10QSB
period 2002-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2002-06-20
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2002

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of June 14, 2002: 2,594,453 shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                               PART I

                      FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended April 30, 2002 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Some of the statements made in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not statements of historical fact, but instead represent our belief about future events. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans,"
"anticipates," "believes," "estimates," "predicts,"
"potential," "continue," or the negative of these terms or other comparable terminology. These statements are based on many assumptions and involve known and unknown risks and uncertainties that are inherently uncertain and beyond our control. These risks and uncertainties may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001 ("Fiscal 2001"), which may cause actual results to differ materially from those described in such forward-looking statements.

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

RESULTS OF OPERATIONS

        The following table compares the revenues for each of the assessment division, and the instructional for the fiscal quarter ended April 30, 2002 versus the fiscal quarter ended
April 30, 2001.


            RESULTS OF OPERATIONS FOR THE SECOND FISCAL QUARTER
            AND FOR THE SIX-MONTH PERIOD ENDED ON APRIL 30, 2002

                           Six Months                        Three Months
                         Ended April 30,                    Ended April 30,
                         ---------------                    ---------------

                         2002       2001      % Change      2002        2001      % Change
                         ----       ----      --------      ----        ----      --------
                          (in thousands                      (in thousands
                           of dollars)                        of dollars)

Assessment Products
Revenues              $3,183.9    $2,637.1      20.7      $1,731.0     $1,544.0     12.1

Instructional
Revenues                $631.9      $589.1       7.3        $373.2       $385.9     (3.3)

Total Revenues
from Continuing
Operations            $3,815.8    $3,226.1      18.3      $2,104.2     $1,930.0      9.0



        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                        Six Months           Three Months
                                      Ended April 30,       Ended April 30,
                                      ---------------       ---------------

                                      2002       2001       2002       2001
                                      ----       ----       ----       ----
                                      (in percentages)      (in percentages)

Revenues                             100%       100%       100%       100%

        Gross Profit                  52         59         55         58

Operating Expense:

        Selling Expense               22         22         23         21

        General & Administrative      34         34         30         25

Income (Loss) from Operations         (4)         3          2         11

        Other (Expense)               (7)       (10)        (7)        (8)

Net (Loss) Income
from Continuing Operations            (7)        (4)        (3)         2

Loss from Discontinued
Operations, net of taxes             (64)       (10)      (102)         7

Net Income (Loss)                    (71)       (15)      (105)         9


        REVENUES.  Revenues from continuing operations for the
        ---------
six-month period ended April 30, 2002 (the "current period") were $3,815,812 representing an 18.3% increase or $589,650 from $3,226,162 for the six-month period ended April 30, 2001 (the "comparable period"). Net revenues from continuing operations for the three-months ended April 30, 2002 (the "current quarter") increased by 9% or $174,277 to $2,104,206 as compared to net revenues of $1,929,929 in the three months ended April 30, 2001 (the "comparable quarter"). The overall increase is attributable primarily to increased sales of the Company's assessment products, both proprietary and custom.

        Revenues from our assessment division increased by 20.7%, or $546,808, during the current period or from $2,637,081 in the comparable period to $3,183,889 in the current period. Revenues from the assessment division for the current quarter increased 12.1%, or $186,965, from $1,544,002 in the comparable quarter to $1,730,967 in the current quarter. Our proprietary testing products have been responsible for the greatest percentage increases. This is due to the impact of the new product testing programs in Utah and Indiana, as well as continued growth in our MAC II product.

        The instructional division's revenues increased by $42,842, or 7.3%, in the current period or from $589,081 to $631,923. Net revenues decreased by $12,688 in the current quarter or 3.3% from $385,927 to $373,239 in the current quarter. We believe that this minor decrease was due to the timing of the mid-term school break and when Easter vacations fell. Since mid-April, we are again seeing moderate growth in our supplemental line of products and this growth has continued through the month of May.

        Traditionally, the highest percent of annual revenues are earned in the second six months of the Company's fiscal year. This coincides with the reordering of products at the completions of the current school year or the start of the new school year.

        COST OF GOODS SOLD.  Cost of goods sold increased by
        -------------------
$503,475, or 38.1%, from $1,322,790 in the comparable period to $1,826,265 in the current period. Cost of goods sold is now 48% of revenues versus 41% in the comparable period. Cost of goods sold for the current quarter increased by 16%, or $130,799, from $818,779 in the comparable quarter to $949,578 in the current quarter. Cost of goods sold is now 45% of revenues for the quarter versus 42% for the comparable quarter. The increase in cost of goods sold is due to the volume growth of assessment products. The proprietary assessment unit has expanded its revenue streams into areas that do not allow for our traditional margins. While these new revenue streams are profitable, they have lower margins and reduce the blended rate. In the custom area, BETA had one assignment in the comparable period that resulted in significantly higher margins. The net effect is that without this one-time business, we are down to traditional cost ratios necessary to deliver quality custom testing.

        GROSS PROFIT.  Gross profit from continuing operations
        -------------
increased to $1,989,547 in the current period from $1,903,372 in the comparable period or by $86,175. The gross profit margin is now 52% in the current period versus 59% in the comparable
period.   For the current quarter, the gross profit margin
increased 4%, or from $1,111,150, in the comparable quarter to $1,154,628 in the current quarter. These changes result from changes in the mix of revenue.

        SELLING EXPENSE.  Selling expense for the current
        ----------------
period increased by 20% or $141,562 versus the comparable period. For the current quarter, selling expense increased by 17% or $67,737, or from $408,786 in the comparable quarter to $476,523 in the current quarter. Selling expenses increased because of the Company's decision to accelerate marketing spending in the first half of the year to drive business throughout the year. Sales of both assessment and instructional products have increased in part due to increased marketing expenditures.

        GENERAL AND ADMINISTRATIVE EXPENSES.  General and
        ------------------------------------
administrative expenses for the current period are now $1,277,127 versus $1,106,802 for the comparable period. This increase of $170,325 is 15%. G&A is 34% of revenues versus 34% last year. For the quarter, G&A expenses increased 30% or from $486,251 in the comparable quarter to $632,951 in the current quarter. A portion of this increase was due to increased shipping volume. The balance of the increase relates to allocated manpower to evaluate Requests for Proposals (RFPs) for bid on new projects.

        EBITDA.  Earnings before interest, taxes, depreciation
        -------
and amortization on the Company's continuing operations was $265,112 for the current period versus $405,454 for the comparable period. EBITDA for the current quarter was $291,063
versus $376,652 for the comparable quarter.   EBITDA is behind a
year ago because of changes in revenue mix and the related gross profit variance as well as increased marketing expenditures.

        DISCONTINUED OPERATIONS. In evaluating TASA's strategic
        ------------------------
alternatives, the Company made the decision to focus or concentrate on its core business, namely assessment and
instruction in the K-12 marketplace.   As such, it has negotiated
the sale of the Mildred Elley Schools. Accordingly, this division is accounted for as discontinued operations in the accompanying Consolidated Financial Statements. The loss on disposal of $3,910,951 on a pretax basis ($2,406,387 after tax) includes the estimated costs and expenses associated with the impairment of goodwill ($3,021,193) and the loss associated with the sale of assets and liabilities ($889,758).

        OTHER INCOME (EXPENSE).  The Company had a net interest
        -----------------------
expense of $277,052 for the current period versus an interest expense of $309,829 for the comparable period. For the current quarter the Company had net interest expense of $139,185 versus a net interest expense of $145,698 for the comparable quarter. Interest expense has declined due to repayment of long-term debt, as well as reduced utilization of the Company's line of credit.

        NET (LOSS) INCOME FROM CONTINUING OPERATIONS. Net
        ---------------------------------------------
(loss) from the Company's continuing operations for the current period was ($259,010) versus a net (loss) of ($141,124) for the comparable period. For the current quarter, the Company had a net (loss) of ($54,053) versus net income from continuing operations of $37,634 in the comparable quarter.

        NET (LOSS) INCOME.  Due to the discontinuance of
        ------------------
operations of its school division, the Company experienced a net
(loss) of ($2,694,749) in the current period versus a net (loss) of ($474,999) in the comparable period. For the current quarter, the Company experienced a net (loss) of ($2,198,240) versus a net income of $169,044 in the comparable quarter.

        For the current period, the Company had a ($0.10) per share (loss) from continuing operations versus a ($0.06) (loss) in the comparable period. For the current quarter, the Company had a ($0.02) (loss) from continuing operations versus a $0.02 profit in the comparable quarter. Including the loss from discontinued operations, the Company had a net (loss) of ($1.04) per share in the current period versus a ($0.19) net (loss) in the comparable period. For the current quarter, the Company had a ($0.85) net (loss) versus a $0.07 profit in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital decreased by $389,514
        ----------------
during the current period from $1,698,592 at October 31, 2001, to $1,309,078, at April 30, 2002. This decrease resulted primarily from the writedown of assets held for sale and the increase in accrued expenses and borrowings under lines of credit, offset in part by an increase in prepaid expenses and tuition receivables. The ratio of current assets to current liabilities was approximately 1.4 to 1.0 at the end of the current quarter.

        CASH FLOW FROM OPERATING ACTIVITIES. During the current
        ------------------------------------
period, the Company had net cash used in operating activities of $102,077, as compared to $106,181 provided by operating activities in the comparable period. The increase in cash used in operating activities resulted from an increase in net assets from discontinued operations and the net loss offset in part by a decrease in accounts receivable, and increases in accounts payable, and deductions for depreciation and amortization and the impairment of goodwill.

        CASH FLOW FROM INVESTING ACTIVITIES. During the current
        ------------------------------------
period, the Company had net cash used in investing activities of $207,367, as compared to $209,980 for the comparable period. The cash used in the current period is essentially flat with the comparable period. It was used primarily for costs relating to several new products, which the Company expects to launch during the second half of the current fiscal year.

        CASH FLOW FROM FINANCING ACTIVITIES. During the current
        ------------------------------------
period, the Company had net cash provided by financing activities of $280,601 as compared to $222,498 in cash used in financing activities during the comparable period. The increase in cash provided by financing activities resulted from the Company's borrowings on lines of credit during the current period.

        In May 2002, the Company increased its availability under a line of credit with a bank from $750,000 to $1 million. At April 30, 2002, $403,115 was due on the line. As a result of the line of credit increase, certain financial covenants have changed.

        The Company has determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter, the Company reached a decision to sell its proprietary school. Consistent with this determination, the Company entered into a letter of intent to sell substantially all the assets and liabilities of MESI to MESI's current president and former owner. Subject to the completion of definitive documentation and the satisfaction of closing conditions, the transaction is expected to be completed by the end of July 2002. The assets to be sold constitute substantially all the assets and operations of the Company's educational delivery segment (see Note 5 to the Financial Statements).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the unaudited Consolidated Financial Statements:

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

        The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

        Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

                                PART II

                            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In January 2000, a former employee of Mildred Elley commenced an action against the Company, MESI Acquisition Corp., an indirect wholly-owned subsidiary of the Company ("MESI"), and an executive officer of MESI in the Supreme Court of the State of New York in the County of Albany. The complaint alleges claims of wrongful termination of employment and seeks damages as compensation. The Company believes that the allegations are without merit and is vigorously defending the action. The Company maintains directors and officers liability insurance which, subject to a policy deductible, insures the defendant officer, but not the Company, against such claims. An agreement to settle this action has been reached with the complainant. The Company's obligations under such settlement are not material.

        See Item 3, "Defaults Upon Senior Securities" for a description of an action brought against the Company with respect to outstanding notes related to an asset purchase agreement.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The former owner of the Mildred Elley School, Inc. commenced an action alleging defaults in the payment of certain amounts under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of MESI (TASA's wholly-owned subsidiary). The complaint also alleges certain defaults by MESI in the employment agreement between MESI and Faith Takes, the former owner of the Mildred Elley School, Inc. who is currently MESI's president and chief executive officer. The Company has defended primarily based on offsets related to breaches of warranties in the asset purchase agreement. Cross-motions for partial summary judgment were made and the court issued a decision which granted summary judgment to plaintiff on two demand notes in the total principal amount of $67,000 plus attorneys fees of $7,690. The enforcement of the judgment is stayed pending appeal of the court decision. The court also recognized the right of offset and granted summary judgment in favor of MESI on one issue, but found a triable issue of fact on the parties' intentions on another issue. Cross-appeals of the lower court's decision are pending currently in the New York State Appellate Division. An agreement to settle all the claims in this litigation is part of the contemplated sale transaction. See Item 5, Other Information.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders on March 20, 2002. At the meeting the stockholders took the following actions:

        (a) The proposal to elect Michael D. Beck as a director of the Company was approved by a vote of 2,333,328 votes in favor of his election, with 8,195 votes against and no abstentions and broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the election of Mr. Beck.

        (b) The proposal to elect Steven R. Berger as a director of the Company was approved by a vote of 2,333,328 votes in favor of his election, with 8,195 votes against and no abstentions and broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the election of Mr. Berger.

        (c) The proposal to elect Joseph A. Fernandez as a director of the Company was approved by a vote of 2,333,328 votes in favor of his election, with 8,195 votes against and no abstentions and broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the election of Dr. Fernandez.

        (d) The proposal to elect Donald W. Hughes as a director of the Company was approved by a vote of 2,333,328 votes in favor of his election, with 8,195 votes against and no abstentions and broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the election of Mr. Hughes.

        (e) The proposal to elect Andrew L. Simon as a director of the Company was approved by a vote of 2,333,328 votes in favor of his election, with 8,195 votes against and no abstentions and broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the election of Mr. Simon.

        (f) The proposal to elect Linda G. Straley as a director of the Company was approved by a vote of 2,373,328 votes in favor of her election, with 8,195 votes against and no abstentions and broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the election of Ms. Straley.

        (g) The Proposal to elect Thomas G. Struzzieri as a director of the Company was approved by a vote of 2,330,828 votes in favor of his election, with 10,695 votes against and no abstensions and broker non-votes, representing a vote of 99.5% of the votes present cast in favor of the election of Mr.
Struzzieri.

        (h) The proposal to elect David L. Warnock as a director of the Company was approved by a vote of 2,333,328 votes in favor of his election, with 8,195 votes against and no abstentions and broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the election of Mr. Warnock.

        (i) The proposal to ratify the appointment of Lazar, Levine & Felix LLP as the independent auditors of the Company was adopted by a vote of 2,334,328 votes in favor of the proposal, with 5,520 votes against, 1,675 votes abstaining and no broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the proposal.

ITEM 5. OTHER INFORMATION

        The Company has determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business.
Consequently, during the second fiscal quarter, the Company reached a decision to sell its proprietary school.

	Consistent with this determination, the Company entered into a letter of intent to sell substantially all the assets and liabilities of MESI to MESI's current president and former owner (see note 5). The Company will receive $1,000,000, payable in cash and a promissory note. At closing the amount due on the promissory note will be equal to the note payable to the United States Small Business Administration ("SBA"). The remainder is payable in cash. The promissory note will incur interest at prime plus .75% commencing on the first anniversary of the closing with monthly interest only payments for months 13 through
24. Beginning with month 25, the payments will consist of principal and interest amortized over a four-year period. At the end of the 48 months, a balloon payment is due. At April 30, 2002, the SBA loan totaled approximately $262,000. Subject to the completion of definitive documentation and the satisfaction of closing conditions, the transaction is expected to be completed by the end of July 2002. The assets to be sold constitute substantially all the assets and operations of the Company's educational delivery segment. Under the provisions of SFAS 144, since the Company entered into a plan to dispose of the operations of MESI during the current fiscal quarter, the Company is reporting the proposed sale of the segment's operations as discontinued operations. In addition, the Company has written down the assets of MESI to reflect the fair value of the net assets to be sold, and has taken an additional loss on disposal of approximately $3,911,000 less a tax benefit of approximately $1,504,000 which included the impairment of goodwill of approximately $3,021,000 less a tax benefit of approximately $1,162,000. The revenues for the delivery segment were $2,826,576, and $2,190,973 for the six months ended April 30, 2002 and 2001 and $1,979,665 and $1,588,872 for the three months ended April 30, 2002 and 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit  11 -- Computation of Earnings per Common Share

        (b)     Reports on Form 8-K

                None.



               TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE FISCAL QUARTER ENDED APRIL 30, 2002

     Consolidated Balance Sheets                              F-1

     Consolidated Statements of Operations                    F-3

     Consolidated Statements of Cash Flows                    F-4

     Notes to Consolidated Financial Statements               F-6

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                                                                    Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS
                                                            April 30,    October 31,
                                                             2 0 0 2       2 0 0 1
                                                             -------       -------
                                                           (Unaudited)
        ASSETS
        ------

Current assets:
  Cash and temporary investments                          $    18,800     $    47,643
  Accounts receivable, net of allowance for doubtful
    accounts of  $70,814                                    1,114,819       1,630,432
  Inventories                                                 709,527         600,361
  Prepaid expenses and other current assets                   476,573         212,822
  Current assets held for sale                              2,422,041       2,403,761
                                                          -----------     -----------

        Total current assets                                4,741,760       4,895,019

Property, plant and equipment - net of
  accumulated depreciation of $1,625,853 and
   $1,636,277, respectively                                 1,624,631       1,652,737
Property, plant and equipment held for sale                   186,094         214,968

Other assets:
  Test passage bank and test development, net of
   accumulated amortization of $2,199,691 and
    $2,095,134, respectively                                2,272,031       2,357,997
  Goodwill, net of accumulated amortization of
    $323,629 and $668,019, respectively                       538,628       3,649,130
  Deferred income taxes                                     2,779,074       1,078,027
  Other assets                                                627,090         664,353
  Other assets held for sale                                  154,414         856,823
                                                          -----------     -----------

        Total assets                                      $12,923,722     $15,369,054
                                                          ===========     ===========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                                                                    Page 2 of 2
                        CONSOLIDATED BALANCE SHEETS

                                                            April 30,    October 31,
                                                             2 0 0 2       2 0 0 1
                                                             -------       -------
                                                           (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Lines of credit                                         $   403,115     $        --
  Current maturities of long-term debt                        154,815         286,627
  Accounts payable and accrued expenses                     1,700,218       1,656,642
  Current liabilities held for sale                         1,174,534       1,253,158
                                                          -----------     -----------

        Total current liabilities                           3,432,682       3,196,427

Long-term debt:
  Subordinated debt                                         3,530,141       3,530,141
  Long-term debt, net of current portion                    1,505,950       1,496,652
  Other liabilities held for sale                             421,900         494,556
                                                          -----------     -----------

        Total liabilities                                   8,890,673       8,717,776
                                                          -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0  shares
   issued and outstanding, respectively                            --              --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,594,453 shares and 2,559,453 shares
   issued and outstanding, respectively                           259             256
  Additional paid-in capital                                5,538,393       5,522,296
  Deferred interest                                          (176,584)       (235,553)
  Unearned compensatory stock                                      --          (1,251)
  Retained (deficit) earnings                              (1,329,019)      1,365,530
                                                          -----------     -----------

        Total stockholders' equity                          4,033,049       6,651,278
                                                          -----------     -----------

        Total liabilities and stockholders' equity        $12,923,722     $15,369,054
                                                          ===========     ===========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 2        2 0 0 1         2 0 0 2       2 0 0 1
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)


Assessment products revenues                      $ 3,183,889     $2,637,081     $ 1,730,967    $ 1,544,002
Instructional revenues                                631,923        589,081         373,239        385,927
                                                  -----------     ----------     -----------    -----------

Total net revenue                                   3,815,812      3,226,162       2,104,206      1,929,929

Cost of goods sold                                  1,826,265      1,322,790         949,578        818,779
                                                  -----------     ----------     -----------    -----------

Gross profit                                        1,989,547      1,903,372       1,154,628      1,111,150
                                                  -----------     ----------     -----------    -----------

Operating expenses:
  Selling expenses                                    853,470        711,908         476,523        408,786
  General and administrative expenses               1,277,127      1,106,802         632,951        486,251
                                                  -----------     ----------     -----------    -----------

Total operating expenses                            2,130,597      1,818,710       1,109,474        895,037
                                                  -----------     ----------     -----------    -----------

(Loss) income from operations                        (141,050)        84,662          45,154        216,113

Other income (expense):
  Interest expense, net                              (277,052)      (309,879)       (139,185)      (145,698)
                                                  -----------     ----------     -----------    -----------

(Loss) income before income taxes                    (418,102)      (225,217)        (94,031)        70,415

Income tax (benefit)                                 (159,092)       (84,093)        (39,978)        32,781
                                                  -----------     ----------     -----------    -----------

Net (loss) income from continuing operations         (259,010)      (141,124)        (54,053)        37,634
                                                  ------------    -----------    ------------   -----------

Loss from discontinued operations:
  Income (loss) from operations net of income
  tax (benefit) of $(18,733), $(198,953),
  $150,019 and $105,339 respectively                  (29,352)      (333,875)        262,200        131,410
  Loss on disposal, net of income tax benefit
    of $1,504,564                                  (2,406,387)            --      (2,406,387)            --
                                                  ------------    ----------     ------------   -----------

Net (loss) income from discontinued operations     (2,435,739)      (333,875)     (2,144,187)       131,410

Net (loss) income                                 $(2,694,749)    $ (474,999)    $(2,198,240)   $   169,044
                                                  ===========     ==========     ===========    ===========

Weighted average shares outstanding
  Basic                                             2,579,869      2,559,453       2,594,453      2,559,453
  Diluted                                           2,579,869      2,559,453       2,594,453      2,559,453

Basic and diluted (loss) earnings per share
  Continuing operations                           $      (.10)    $     (.06)    $      (.02)   $       .02
  Discontinued operations                                (.94)          (.13)           (.83)           .05
                                                  -----------     ----------     -----------    -----------

                                                  $     (1.04)    $     (.19)    $      (.85)   $       .07
                                                  ===========     ==========     ===========    ===========


See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES
                                                                   Page 1 of 2
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 2        2 0 0 1
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

OPERATING ACTIVITIES
  Net loss                                         $(2,694,749)   $ (474,999)
  Adjustments to reconcile net loss to net
   cash (used) provided in operating activities:
  Depreciation and amortization                        406,162       320,792
  Deferred interest                                     58,969        58,324
  Deferred income taxes                             (1,701,047)     (291,101)
  Financial advisory services                            1,251         4,679
  Bad debt expense                                          --        99,691
  Loss on sale of discontinued operations              889,758            --
  Impairment of goodwill                             3,021,193            --
Changes in operating assets and liabilities:
  Accounts receivable                                  515,612       192,272
  Inventories                                         (109,166)       34,138
  Other assets                                        (186,802)     (297,968)
  Net assets from discontinued operations             (140,719)      146,193
  Accounts payable                                    (162,539)      314,160
                                                   -----------    ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES              (102,077)      106,181
                                                   -----------    ----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment         (12,911)      (17,130)
  Test passage bank and test development              (119,747)     (160,154)
  Prepublication costs                                 (66,491)      (40,276)
  Proceeds from sale of auto                                --        17,000
  Software development costs                            (8,218)       (9,420)
                                                   -----------    ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES              (207,367)     (209,980)
                                                   -----------    ----------





See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES



                                                                   Page 2 of 2
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 2        2 0 0 1
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

FINANCING ACTIVITIES
  Net borrowings on loan payable                   $  403,115      $(100,000)
  Repayment of long-term debt                        (122,514)      (122,498)
                                                   ----------      ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES              280,601       (222,498)
                                                   ----------      ---------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS          (28,843)      (326,297)

Cash and temporary investments
  at beginning of period                               47,643        399,688
                                                   ----------      ---------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD    $   18,800      $  73,391
                                                   ==========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $  323,455      $ 346,442
                                                   ==========      =========

  Income taxes paid                                $   17,971      $   1,204
                                                   ==========      =========







See notes to consolidated financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 2002 and October 31, 2001, the consolidated results of operations for the six and three months ended April 30, 2002 and 2001 and consolidated cash flows for the six months ended
April 30, 2002 and 2001.

The consolidated results of operations for the six and three months ended April 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended
October 31, 2001.

NOTE 2 -  SEGMENT INFORMATION
-----------------------------

                                         Assessment       Instructional        Total
                                         ----------       -------------        -----

Six Months Ended April 30, 2002
 Revenues                               $3,183,889        $   631,923        $ 3,815,812
 Loss before income tax                   (252,265)          (165,837)          (418,102)
 Total segment assets                    6,515,980          1,996,688          8,512,668

Six Months Ended April 30, 2001:
 Revenues                               $2,637,081        $   589,081        $ 3,226,162
 Loss before income tax                     16,462           (241,679)          (225,217)
 Total segment assets                    7,085,125          2,076,170          9,161,295


Included in the assessment segment reporting are corporate overhead expenses of approximately $213,000 and $348,000 for the six months ended April 30, 2002 and 2001, respectively.

The Company's operations are primarily conducted in the United
States. Information about the Company's operations in different geographic areas for the six months ended April 30, 2002 and 2001, is not considered material to the financial statements.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3 - LINES OF CREDIT
------------------------

As of April 30, 2002, the Company owed an aggregate of $400,000 to a bank, which is the maximum availability under the lines of credit and is reflected as a component of current liabilities held for sale. These lines have been extended through August 28, 2002 pending final execution of documentation.

In May 2002, the Company increased its availability under a line of credit with another bank from $750,000 to $1 million. In addition, certain of the financial covenants have been amended. At April 30, 2002, $403,115 was due on this line.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------

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

The Company will apply the new rules for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending October 31, 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $58,000 per year. During the fiscal year ending October 31, 2003, the Company will perform the first of the required impairment tests of goodwill as of November 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
--------------------------------------------------------------

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

NOTE 5 - LEGAL PROCEEDINGS
--------------------------

In January 2000, a former employee of Mildred Elley commenced an action against the Company, MESI and an executive officer of MESI in the Supreme Court of the State of New York in the County of Albany. The complaint alleged claims of wrongful termination of employment and sought damages as compensation. An agreement to settle this action has been reached with the complainant. The Company's obligations under such settlement are not material to its financial statements.

The former owner of the Mildred Elley School, Inc. ("Plaintiff") commenced an action alleging defaults in the payment of certain amounts under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of MESI (TASA's wholly-owned subsidiary). The complaint also alleges certain defaults by MESI in the employment agreement between MESI and the Plaintiff, the former owner of the Mildred Elley School, Inc. who is currently MESI's president and chief executive officer. The Company has defended primarily based on offsets related to breaches of warranties in the asset purchase agreement.

                    TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - LEGAL PROCEEDINGS (CONTINUED)
--------------------------------------

The court issued a decision which granted summary judgment to the plaintiff on two demand notes in the total principal amount of $67,000 plus attorneys fees of $7,690 and recognized the right of offset and granted summary judgment in favor of MESI on a separate issue. Cross-appeals of the lower court's decision are pending currently in the New York State Appellate Division and enforcement of the decision is stayed pending adjudication of the appeal. An agreement to settle all the claims in this litigation is part of the contemplated sale transaction referenced in note 6 below.

NOTE 6 - SALE OF DELIVERY SEGMENT
---------------------------------

The Company has determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter, the Company reached a decision to sell its proprietary school. Consistent with this determination, the Company entered into a letter of intent to sell substantially all the assets and liabilities of MESI to MESI's current president and former owner
(see note 5). The Conpany will receive $1,000,000, payable in cash and a promissory note. At closing, the amount due on the promissory note will be equal to the note payable to the United States
Small Business Administration ("SBA"). The remainder is payable in cash. The promissory note will incur interest at prime plus .75% commencing on the first anniversary of the closing with monthly interest only payments for months 13 through 24. Beginning in month
25, the payments will consist of principal and interest amortized over a four-year period. At the end of the 48 months, a balloon payment is due. At April 30, 2002, the SBA loan totaled approximately
$262,000. Subject to the completion of definitive documentation and the satisfaction of closing conditions, the transaction is expected to be completed by the end of July 2002. The assets to be sold constitute substantially all the assets and operations of the Company's educational delivery segment. Under the provisions of SFAS 144, since the Company entered into a plan to dispose of the operations of MESI during the current fiscal quarter, the Company is reporting the proposed sale of the segment's operations as discontinued operations. In addition, the Company has written down the assets of MESI to reflect the fair value of the net assets to be sold, and has taken an additional loss on disposal of approximately $3,911,000 less a tax benefit of approximately $1,504,000 which included the impairment of goodwill of approximately $3,021,000 less a tax benefit of approximately $1,162,000. The revenues for the delivery segment were $2,826,576 and $2,190,973 for the six months ended April 30, 2002 and 2001 and $1,979,665 and $1,588,872 for the three months ended April 30, 2002 and 2001.

                                SIGNATURE

        In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                                By: /s/ ANDREW L. SIMON
                                    --------------------------
                                    Andrew L. Simon
                                    President, Chief Executive Officer
                                    and Chief Financial Officer



Date:  June 14, 2002