Form 10QSB
period 2002-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2002-09-11
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2002

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of September 11, 2002:           shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
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

RESULTS OF OPERATIONS

        The following table compares the revenues for each of the assessment division, and the instructional division for the fiscal quarter and nine months ended July 31, 2002 versus the fiscal quarter and nine months ended July 31, 2001.


            RESULTS OF OPERATIONS FOR THE THIRD FISCAL QUARTER
            AND FOR THE NINE-MONTH PERIOD ENDED ON JULY 31, 2002

                           Nine Months                       Three Months
                          Ended July 31,                    Ended July 31,
                          --------------                    ---------------

                         2002       2001      % Change      2002        2001      % Change
                         ----       ----      --------      ----        ----      --------
                          (in thousands                      (in thousands
                           of dollars)                        of dollars)



Assessment Products
Revenues              $5,214.4     $4,637.3      12.4      $2,030.6     $2,000.2     1.5

Instructional
Revenues
                      $2,129.4     $1,942.9       9.6      $1,497.5     $1,353.8    10.6

Total Revenues
from Continuing
Operations            $7,343.8     $6,580.2      11.6      $3,528.0     $3,354.0     5.2



        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                        Nine Months          Three Months
                                      Ended July 31,        Ended July 31,
                                      --------------        --------------

                                      2002       2001       2002       2001
                                      ----       ----       ----       ----
                                      (in percentages)      (in percentages)



Revenues                              100%       100%       100%       100%
        Gross Profit                   56         65         61         70

Operating Expense:

        Selling Expense                21         20         19         18

        General & Administrative       27         29         20         24

Income from Continuing
Operations                              9         16         23         29

        Other (Expense)                (6)        (7)        (4)        (5)

Net Income from
Continuing Operations                   2          6         11         15

Loss from Discontinued
Operations, net of taxes              (34)        (9)        (1)        (9)

Net Income (Loss)                     (32)        (4)        10          7

        REVENUES.  Revenues from continuing operations for the
        ---------
nine-month period ended July 31, 2002 (the "current period") were $7,343,860 representing an 11.6% increase or $763,698 from $6,580,162 for the nine-month period ended July 31, 2001 (the "comparable period"). Net revenues from continuing operations for the three-months ended July 31, 2002 (the "current quarter") increased by 5.2% or $174,048 to $3,528,048 as compared to net revenues of $3,354,000 in the three months ended July 31, 2001 (the "comparable quarter").

        Revenues from our assessment division increased by 12.4%, or $577,154 during the current period or from $4,637,291 in the comparable period to $5,214,445 in the current period. Revenues from the assessment division for the current quarter increased 1.5%, or $30,346, from $2,000,210 in the comparable quarter to $2,030,556 in the current quarter. Our proprietary testing products have been responsible for the greatest percentage increases. This is due to the impact of the new product testing programs in Utah and Indiana, as well as continued growth in our MAC II product.

        The instructional division's revenues increased by $186,544, or 9.6%, in the current period or from $1,942,871 to $2,129,415. Net revenues increased by $143,702 in the current quarter or 10.6% from $1,353,790 to $1,497,492 in the current quarter.

        COST OF GOODS SOLD.  Cost of goods sold increased by
        -------------------
$898,751, or 38.8%, from $2,316,627 in the comparable period to $3,215,378 in the current period. Cost of goods sold is now 44% of revenues versus 35% in the comparable period. Cost of goods sold for the current quarter increased by 39.8%, or $395,276, from $993,837 in the comparable quarter to $1,389,113 in the current quarter. Cost of goods sold is now 39% of revenues for the quarter versus 30% for the comparable quarter. The increase in cost of goods sold is due to the volume growth of assessment products. The proprietary assessment unit has expanded its revenue streams into areas that do not allow for our traditional margins. While these new revenue streams are profitable, they have lower margins and reduce the gross margin blended rate. In the custom area, BETA had one assignment in the comparable period that resulted in significantly higher margins. This year, BETA has a significant assignment that results in lower margins.

        GROSS PROFIT.  Gross profit from continuing operations
        -------------
decreased to $4,128,482 in the current period from $4,263,535 in the comparable period or by $135,053. The gross profit margin is now 56% in the current period versus 65% in the comparable
period.   For the current quarter, the gross profit margin
decreased to $2,138,935 versus $2,360,163 in the comparable quarter. These changes result from changes in the mix of revenue.

        SELLING EXPENSE.  Selling expense for the current
        ----------------
period increased by 16% or $205,139 versus the comparable period, or from $1,301,129 to $1,506,268. For the current quarter, selling expense increased by 11% or $63,577, or from $589,221 in the comparable quarter to $652,798 in the current quarter. Selling expenses increased because of the Company's decision to accelerate marketing spending. On both assessment and instructional products, selling expenses for the period are 21% in the current period versus 20% in the comparable period. For the current quarter, selling expenses are 19% versus 18% in the comparable quarter.

        GENERAL AND ADMINISTRATIVE (G&A) EXPENSES.  General and
        ------------------------------------------
administrative expenses for the current period are now $1,977,777 versus $1,911,949 for the comparable period. For the current period, G&A is 27% of revenues versus 29% in the comparable period. For the current quarter, G&A expenses are $700,650 versus $805,147 in the comparable quarter. G&A is 20% in the current quarter versus 24% in the comparable quarter. The Company continues to reduce percentage G&A expense since it allocates personnel to work directly on businesses.

        EBITDA.  Earnings before interest, taxes, depreciation
        -------
and amortization on the Company's continuing operations was $1,315,897 for the current period versus $1,652,614 for the comparable period. EBITDA for the current quarter was $1,050,785
versus $1,247,160 for the comparable quarter.   EBITDA is behind
a year ago because of changes in revenue mix and the related gross profit variance as well as increased marketing expenditures.

        OTHER INCOME (EXPENSE).  The Company had net interest
        -----------------------
expense of $416,094 for the current period versus net interest expense of $461,831 for the comparable period. For the current quarter the Company had net interest expense of $139,042 versus net interest expense of $151,952 for the comparable quarter. Interest expense has declined due to repayment of long-term debt, as well as reduced utilization of the Company's line of credit.

        NET INCOME FROM CONTINUING OPERATIONS. Net income from
        --------------------------------------
the Company's continuing operations for the current period was $141,573 versus $371,767 for the comparable period. For the current quarter, the Company had net income from continuing operations of $400,583 versus $512,901 in the comparable quarter.

        DISCONTINUED OPERATIONS. In evaluating TASA's strategic
        ------------------------
alternatives, the Company made the decision to focus or concentrate on its core business, namely assessment and
instruction in the K-12 marketplace.   As such, it has negotiated
the sale of the Mildred Elley Schools. Accordingly, this division is accounted for as discontinued operations in the accompanying Consolidated Financial Statements. The loss on disposal of $3,664,761 on a pretax basis ($2,238,244 after tax) includes the estimated costs and expenses associated with the impairment of goodwill ($3,021,193) and the loss associated with the sale of assets and liabilities ($643,568).

        NET (LOSS) INCOME.  Due to the discontinuance of
        ------------------
operations of its school division, the Company experienced a net
(loss) of ($2,329,060) in the current period versus a net (loss) of ($252,217) in the comparable period. For the current quarter, the Company experienced net income of $365,689 versus net income of $222,782 in the comparable quarter.

        For the current period, the Company had $0.06 earnings per share from continuing operations versus $0.15 earnings per share in the comparable period. For the current quarter, the Company had $0.15 earnings per share from continuing operations versus $0.20 earnings per share in the comparable quarter. Including the loss from discontinued operations, the Company had a (loss) of ($0.96) per share in the current period versus a ($0.10) (loss) in the comparable period. For the current quarter, the Company had $0.14 earnings per share versus $0.09 earnings per share in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital increased by $20,203
        ----------------
during the current period from $1,698,592 at October 31, 2001, to $1,718,795, at July 31, 2002. This increase resulted primarily from an increase in accounts receivable and inventory offset in part by increased borrowing under the Company's line of credit. The ratio of current assets to current liabilities was approximately 1.4 to 1.0 at the end of the current quarter.

        CASH FLOW FROM OPERATING ACTIVITIES. During the current
        ------------------------------------
period, the Company had net cash used in operating activities of $68,671, as compared to $327,825 provided by operating activities in the comparable period. The increase in cash used in operating activities resulted primarily from increases in accounts receivable and inventories due to increased sales partially offset by higher accounts payable.

        CASH FLOW FROM INVESTING ACTIVITIES. During the current
        ------------------------------------
period, the Company had net cash used in investing activities of $371,796, as compared to $302,120 for the comparable period. The cash used in the current period is primarily for costs relating to several new products, which the Company expects to launch during the next six months.

        CASH FLOW FROM FINANCING ACTIVITIES. During the current
        ------------------------------------
period, the Company had net cash provided by financing activities of $412,083 as compared to $387,592 in cash used in financing activities during the comparable period. The increase in cash provided by financing activities resulted from the Company's borrowings on lines of credit during the current period.
In May 2002, the Company increased its availability under a line of credit with a bank from $750,000 to $1 million. At July 31, 2002, $597,182 was due on the line. As a result of the line of credit increase, certain financial covenants have changed.

        The Company has determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter, the Company reached a decision to sell its proprietary school. Consistent with this determination, the Company entered into a letter of intent to sell substantially all the assets and liabilities of MESI to MESI's current president and former owner. Subject to the completion of definitive documentation and the satisfaction of closing conditions, the transaction is expected to be completed by the end of October 2002. The assets to be sold constitute substantially all the assets and operations of the Company's educational delivery segment (see Note 6 to the Financial Statements).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

ITEM 3. CONTROLS AND PROCEDURES

        The Certifications required by Item 307 of Regulation
S-B are set forth after the signatures to this Report.

        (a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
             -------------------------------------------------
The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on September 10, 2002, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

        (b)  CHANGES IN INTERNAL CONTROLS.  There were no
             -----------------------------
significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.


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

                Exhibit  11 -- Computation of Earnings per Common Share

        (b)     Reports on Form 8-K

                None.





                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

           Index to Consolidated Financial Statements (Unaudited) for the Fiscal Quarter Ended July 31, 2002






         Consolidated Balance Sheets                    F-1

         Consolidated Statements of Operations          F-3

         Consolidated Statements of Cash Flows          F-4

         Notes to Consolidated Financial Statements     F-6

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                                                                   Page 1 of 2
                       CONSOLIDATED BALANCE SHEETS
                                                             July 31,      October 31,
                                                             2 0 0 2         2 0 0 1
                                                             -------         -------
                                                           (Unaudited)
        ASSETS
        ------

Current assets:
  Cash and temporary investments                          $    19,259     $    47,643
  Accounts receivable, net of allowance for doubtful
   accounts of $70,814                                      2,016,190       1,630,432
  Inventories                                                 752,508         600,361
  Prepaid expenses and other current assets                   215,372         212,822
  Current assets held for sale                              2,990,440       2,403,761
                                                          -----------     -----------

        Total current assets                                5,993,769       4,895,019

Property, plant and equipment - net of
  accumulated depreciation of $1,654,502 and
       $1,636,277, respectively                             1,617,636       1,652,737
Property, plant and equipment held for sale                   214,968         214,968

Other assets:
  Test passage bank and test development, net of
   accumulated amortization of $2,304,313 and
   $2,095,134, respectively                                 2,237,226       2,357,997
  Goodwill, net of accumulated amortization of $337,961
   and  $668,019, respectively                                524,296       3,649,130
  Deferred income taxes                                     2,681,110       1,078,027
  Other assets                                                624,201         664,353
  Other assets held for sale                                  335,873         856,823
                                                          -----------     -----------

        Total assets                                      $14,229,079     $15,369,054
                                                          ===========     ===========

See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                                                                   Page 2 of 2
                        CONSOLIDATED BALANCE SHEETS

                                                             July 31,      October 31,
                                                             2 0 0 2         2 0 0 1
                                                             -------         -------
                                                           (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Lines of credit                                         $   597,182     $        --
  Current maturities of long-term debt                        104,079         286,627
  Accounts payable and accrued expenses                     1,563,345       1,656,642
  Current liabilities held for sale                         2,010,368       1,253,158
                                                          -----------     -----------

        Total current liabilities                           4,274,974       3,196,427

Long-term debt:
  Subordinated debt                                         3,530,141       3,530,141
  Long-term debt, net of current portion                    1,494,101       1,496,652
  Other liabilities held for sale                             501,679         494,556
                                                          -----------     -----------

        Total liabilities                                   9,800,895       8,717,776
                                                          -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value,
   5,000,000 authorized, 0  shares
   issued and outstanding, respectively                            --              --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,594,453 shares and 2,559,453 shares
   issued and outstanding, respectively                           259             256
  Additional paid-in capital                                5,538,393       5,522,296
  Deferred interest                                          (146,938)       (235,553)
  Unearned compensatory stock                                      --          (1,251)
  Retained (deficit) earnings                                (963,530)      1,365,530
                                                          -----------     -----------

        Total stockholders' equity                          4,428,184       6,651,278
                                                          -----------     -----------

        Total liabilities and stockholders' equity        $14,229,079     $15,369,054
                                                          ===========     ===========

See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       Nine Months Ended              Three Months Ended
                                                           July 31,                        July 31,
                                                     2 0 0 2        2 0 0 1         2 0 0 2       2 0 0 1
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)

Assessment revenues                                $5,214,445     $4,637,291      $2,030,556    $2,000,210
Instructional revenues                              2,129,415      1,942,871       1,497,492     1,353,790
                                                   ----------     ----------      ----------    ----------

Total net revenue                                   7,343,860      6,580,162       3,528,048     3,354,000

Cost of goods sold                                  3,215,378      2,316,627       1,389,113       993,837
                                                   ----------     ----------      ----------    ----------

Gross profit                                        4,128,482      4,263,535       2,138,935     2,360,163
                                                   ----------     ----------      ----------    ----------

Operating expenses:
  Selling expenses                                  1,506,268      1,301,129         652,798       589,221
  General and administrative expenses               1,977,777      1,911,949         700,650       805,147
                                                   ----------     ----------      ----------    ----------

Total operating expenses                            3,484,045      3,213,078       1,353,448     1,394,368
                                                   ----------     ----------      ----------    ----------

Income from operations                                644,437      1,050,457         785,487       965,795

Other income (expense):
  Interest expense, net                              (416,094)      (461,831)       (139,042)     (151,952)
                                                   ----------     ----------      ----------    ----------

Income before income taxes                            228,343        588,626         646,445       813,843

Income taxes                                           86,770        216,859         245,862       300,942
                                                   ----------     ----------      ----------    ----------

Net income (loss) from continuing operations          141,573        371,767         400,583       512,901
                                                   ----------     ----------      ----------    ----------

Loss from discontinued operations:
  Loss from operations net of income
    tax (benefit) of $(148,110), $(368,927),
    $(129,377) and $(169,974), respectively          (232,389)      (623,984)       (203,037)     (290,119)
  (Loss) gain on disposal, net of income tax
    (benefit) of $(1,426,517) and $78,047,
    respectively                                   (2,238,244)            --         168,143            --
                                                   ----------     ----------      ----------    ----------

Net loss from discontinued operations              (2,470,633)      (623,984)        (34,894)     (290,119)
                                                   ----------     ----------      ----------    ----------

Net (loss) income                                 $(2,329,060)   $  (252,217)    $   365,689   $   222,782
                                                  ===========    ===========     ===========   ===========

Weighted average shares outstanding
  Basic                                             2,584,802      2,559,453       2,594,453     2,559,453
  Diluted                                           2,584,802      2,559,453       2,594,453     2,559,453

Basic and diluted earnings (loss) per share
  Continuing operations                           $       .06    $       .15     $       .15   $       .20
  Discontinued operations                                (.96)          (.25)           (.01)         (.11)
                                                  -----------    -----------     -----------   -----------

                                                  $      (.90)   $      (.10)    $       .14   $       .09
                                                  ===========    ===========     ===========   ===========

See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                   Page 1 of 2
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            July 31,
                                                     2 0 0 2        2 0 0 1
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
  Net loss                                        $(2,329,060)    $ (252,217)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
  Depreciation and amortization                       671,460        602,157
  Deferred income taxes                            (1,603,083)       (95,909)
  Deferred interest                                    88,615         87,647
  Financial advisory services                           1,251          7,018
  Loss on discontinued operations                     643,568             --
  Impairment of goodwill                            3,021,193             --
Changes in operating assets and liabilities:
  Accounts receivable                                (385,758)      (756,641)
  Inventories                                        (152,147)       (12,099)
  Other assets                                         13,551        (98,749)
  Net assets from discontinued operations              55,036        227,064
  Accounts payable                                    (93,297)       619,554
                                                  -----------     ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES              (68,671)       327,825
                                                  -----------     ----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment        (56,120)       (11,346)
  Test passage bank and test development             (189,564)      (245,812)
  Proceeds from the sale of auto                           --         17,000
  Prepublication costs                               (113,551)       (52,047)
  Software development costs                          (12,561)        (9,915)
                                                  -----------     ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES             (371,796)      (302,120)
                                                  -----------     ----------

FINANCING ACTIVITIES
  Repayment of long-term debt                        (185,099)      (184,115)
  Net borrowings on note payable to bank              597,182       (203,477)
                                                  -----------     ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES              412,083       (387,592)
                                                  -----------     ----------



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                                                                   Page 2 of 2
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            July 31,
                                                     2 0 0 2        2 0 0 1
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                      $  (28,384)     $(361,887)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                               47,643        392,101
                                                   ----------      ---------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                 $   19,259      $  30,214
                                                   ==========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $  415,545      $ 590,398
                                                   ==========      =========

  Income taxes paid                                $   24,249      $  13,483
                                                   ==========      =========



















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 2002 and October 31, 2001, the consolidated statements of operations for the nine and three months ended July 31, 2002 and 2001 and consolidated cash flows for the nine months ended July 31, 2002 and 2001.

The consolidated results of operations for the nine and three months ended July 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended
October 31, 2001.

NOTE 2 -  SEGMENT INFORMATION - CONTINUING OPERATIONS
-----------------------------------------------------

                             Assessment      Instructional      Total
                             ----------      -------------      -----

Nine Months Ended
    July 31, 2002:
  Revenues                   $5,214,445       $2,129,415      $7,343,860
  (Income) loss before
    income tax                  (34,259)         262,602         228,343
  Total segment assets        7,960,978        2,726,820      10,687,798

Nine Months Ended
    July 31, 2001:
  Revenues                   $4,637,291       $1,942,871     $ 6,580,162
  Income (loss) before
    income tax                  446,974          141,652         588,626
  Total segment assets        7,153,304        2,615,883       9,769,187


Included in the assessment segment reporting are corporate overhead expenses of approximately $332,000 and $324,000 for the nine months ended July 31, 2002 and 2001.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



NOTE 3 - LINES OF CREDIT
------------------------

As of July 31, 2002, the Company owed an aggregate of $400,000 to a bank, which is the maximum availability under the lines of credit and is reflected as a component of current liabilities held for sale. These lines have been extended through August 28, 2002. The Company is currently negotiating an extension on these lines.

In May 2002, the Company increased its availability under a line of credit with another bank from $750,000 to $1 million. In addition, certain of the financial covenants have been amended. At July 31, 2002, $597,182 was due on this line.

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

The Company will apply the new rules for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending October 31, 2003. The Company will perform the first of the required impairment tests of goodwill as of November 1, 2002 and does not expect there to be a material effect on the earnings and financial position of the Company. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $58,000 per year.

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

NOTE 5 - LEGAL PROCEEDINGS
--------------------------

In January 2000, a former employee of Mildred Elley commenced an action against the Company, MESI (Mildred Elley Schools, Inc.) and an executive officer of MESI in the Supreme Court of the State of New York in the County of Albany. The complaint alleged claims of wrongful termination of employment and sought damages as compensation. An agreement to settle this action has been reached with the complainant. The Company has fulfilled all its obligations under such settlement.

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



NOTE 5- LEGAL PROCEEDINGS (CONTINUED)
-------------------------------------

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

NOTE 6 - SALE OF DELIVERY SEGMENT
---------------------------------

The Company has determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter, the Company reached a decision to sell its proprietary school. Consistent with this determination, the Company entered into a letter of intent to sell substantially all the assets and liabilities of MESI to MESI's current president and former owner (see note 5). The Company will receive $1,000,000, payable in cash and a promissory note, approximately $250,000. The note is repayable over four years with interest only due during the first twenty four months. Thereafter, principal and interest is payable monthly with a balloon payment due at the end of the term or forty eight months.

Subject to the completion of definitive documentation and the satisfaction of closing conditions, the transaction is expected to be completed by the end of October 2002. The assets to be sold constitute substantially all the assets and operations of the Company's educational delivery segment. Under the provisions of SFAS 144, since the Company entered into a plan to dispose of the operations of MESI during the current fiscal quarter, the Company is reporting the proposed sale of the segment's operations as discontinued operations. In addition, the Company has written down the assets of MESI to reflect the fair value of the net assets to be sold, and has taken an additional loss on disposal of approximately $3,665,000 less a tax benefit of approximately $1,427,000 which included the impairment of goodwill of approximately $3,021,000 less a tax benefit of approximately $1,162,000. The revenues for the delivery segment were $3,916,111, and $3,061,576 for the nine months ended July 31, 2002 and 2001 respectively and $1,089,535 and $870,603 for the three months ended July 31, 2002 and 2001 respectively.

                               SIGNATURE

        In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                              By: /s/ ANDREW L. SIMON
                                 --------------------
                                 Andrew L. Simon
                                 President, Chief Executive Officer
                                 and Chief Financial Officer

Date:   September 11, 2002


                               CERTIFICATIONS

        I, ANDREW L. SIMON, certify that:

        1.  I have reviewed this Quarterly Report on Form 10-
QSB of TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC. for the fiscal quarter ended July 31, 2002.

        2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 11, 2002

/s/ ANDREW L. SIMON
-------------------

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER