Form 10KSB
period 2002-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2003-01-29
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB
(Mark One)
      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended October 31, 2002
      [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $10,425,395 for the fiscal year ended October 31, 2002.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,364,978 as of January 20, 2003. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

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

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

                                PART I

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

            Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") serves the education market with assessment and instructional products, and as of November 1998, in the post-secondary proprietary school market. Prior to new executive management in 1994, the Company's primary business was reading assessment through the publishing and sale of its proprietary tests and related assessment tools. Since 1994, the Company's current management has implemented a strategy to broaden the Company's services in the education market.
In the Company's fiscal years ended October 31, 1997 and 1998 and through the beginning of the fiscal year ended October 31, 1999 ("Fiscal 1999"), the Company completed three acquisitions in three core segments of the education market: assessment, instruction and educational delivery. The net effect of the Company's acquisition strategy is that TASA's revenues increased from $2.5 million in the fiscal year ended October 31,1996, the last fiscal year prior to the acquisitions, to over $10.4 million in the fiscal year ended October 31, 2002 ("Fiscal 2002").

            The need to develop fundamental literacy skills has long been recognized as essential to a student's progress and success throughout school and life. The Company's proprietary instructional and assessment products relate directly to the teaching and measurement of progress of literacy skills. The Company's language arts instructional products for grades K-4 provide students with consumable workbook series designed to strengthen skills. The Company's other products for the grades K-4 instructional market include consumable workbooks for the development of other important skills, such as penmanship, social studies, science and the teaching of English, particularly English as a Second Language ("ESL"). The Company's Degrees of Reading Powerr ("DRP") tests and related products enable a school, district or other entity to assess an individual's reading comprehension ability. These tests allow an individual's reading development to be tracked over time and are often used to audit a school's success in the teaching of reading. In 2001, the Company launched two new tests: Signposts, a language arts early-childhood test, and the MAC II, an English language proficiency test.

            The Company was incorporated in the State of New York in 1976 and, in 1991, changed its corporate domicile to Delaware. It became a public company in 1992. TASA's corporate headquarters are located at 4 Hardscrabble Heights, P.O. Box 382, Brewster, New York 10509. The Company's telephone number is (845) 277-8100 and its facsimile number is (845) 277-3548. The Company maintains a website at www.tasa.com. Information contained on the Company's website is not, and should not be deemed to be, incorporated into this Report. As used in this Report, the terms "Company" and "TASA" refer to Touchstone Applied Science Associates, Inc. and its subsidiaries, unless the context otherwise indicates.

DISCONTINUED OPERATIONS

            In 1998, the Company, through its indirect wholly owned subsidiary MESI Acquisition Corp. ("MESI"), acquired substantially all of the assets of the Mildred Elley Schools, Inc. ("Mildred Elley"), a New York State accredited, degree-granting school that provides post-secondary students with a broad-based curriculum in business, health, travel, information technology and paralegal training. Mildred Elley's principal campus is located in Latham, New York, with an additional branch in Pittsfield, Massachusetts.

            In the second fiscal quarter of Fiscal 2002, the Company determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter, the Company reached a decision to sell its proprietary school. Consistent with this determination, the Company entered into a letter of intent to sell substantially all the assets and liabilities of Elley to Elley's current president and former owner. The closing of such sale is subject to the receipt of regulatory approvals. See "Discontinued Operations" below.

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

            Further, with the advent of the new education act, "No Child Left Behind (NCLB)," the DRP shelf tests are being added to testing programs in a number of states, most noticeably Alabama, Massachusetts and Utah. DRP tests have been administered in approximately 4,000 school districts across the United States.

            THE MACULAITIS TEST. In Fiscal 1997, TASA acquired the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive English language assessment and evaluation program. It is intended for use in ESL, Bilingual Education and Limited English Proficiency ("LEP") programs. From 1999 through 2001, the Company made substantive revisions, including renorming, to enhance the test's marketability. Management believes that these revisions have given the Maculaitis Test wider appeal, at a time when $750 million of funding is available under Title III of NCLB. The new MAC II was launched at the end of the third quarter of Fiscal 2001.

            The MAC II is currently authorized for use in New Jersey, Illinois, Florida and Wisconsin. It is the mandated state ESL/LEP test in Rhode Island. This test is currently a finalist for adoption in several other states.

            SIGNPOSTS(R) EARLY LITERACY ASSESSMENT SYSTEM. In the spring of 2001, the Company introduced the first phase of its new Signposts(R) Early Literacy Assessment System ("SIGNPOSTS"). Signposts is a comprehensive system designed to provide a unique set of assessments and integrated instructional activities for students in grades K-3. Signposts spans a range of literacy strands-reading, writing, listening, and speaking-and includes a pre-DRP reading test and measurement scale for emergent readers. Management believes that the pre-DRP test's downward extension of the existing Primary DRP test will help both the Signposts and DRP programs in future adoptions.
Again, the Company is seeing significant interest due to NCLB.

            TEST SCORING AND RELATED REPORTING SERVICES. The Company provides scanning, scoring, and reporting services for all of its tests to schools and districts. Company-copyrighted test answer sheets or licensed answer sheets are required for the administration of all of the Company's tests. Answer marks on these sheets are machine-read by scanner-computer systems and interpreted by Company-proprietary scoring and reporting software. Company-copyrighted conversion tables are used to convert the total number of right answers into a DRP score that indicates how well a student can comprehend text of a given difficulty (readability), or into MAC II scores and English Competency Levels. The test scores also can be interpreted normatively (i.e., in terms of national percentile norms that indicate a student's percentile rank in relation to students nationally in his or her grade) using the Company's proprietary data. All District, School and Class Level Reports of DRP test results are copyrighted by the Company, as are various Parent and Individual Reports that may be ordered by school systems for inclusion in permanent records. Third-party firms, as well as state agencies that provide scanning and scoring services to schools, also may be licensed to score the Company's tests.

            SOFTWARE PRODUCTS. The Company designs and markets computer software products that are sold as instructional aids or analytical tools for reading assessment. Among the products are MicRA-->DRP II, which allows the user to estimate the DRP difficulty rating of instructional materials, and DRP-->EZ Converter(R), which permits those who score DRP tests by hand to easily convert raw scores to criterion-referenced DRP scores and DRP norms. In Fall 2002, the Company released MACII?EZ Converter software which permits those who score MAC II tests by hand to easily obtain MAC II scores and norms. Further, the Company has sold its own proprietary scanning and scoring software to school districts where its installation is economically feasible due to high-volume usage. Through the end of Fiscal 2002, we had 12 districts that had purchased this software.

            The Company has also introduced DRP-->Booklink(R) which enables teachers to find appropriate books for each student based upon interest categories and reading ability. The database of books (over 20,000) increases yearly and modifications to the software each year make it more user friendly.

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

            BETA's custom assessment services are provided to states either directly or indirectly, typically through three of the largest commercial contractors in the contract/customized assessment markets, NCS Pearson, Harcourt and Measurement, Inc. Generally, the business strategy of BETA is to provide these specialized services for the major state contracts as a subcontractor, primarily for assessment or psychometric services and actual test design and development. The prime contractor provides for all the printing, logistics, warehousing, scoring and reporting services necessary to complete state contracts.

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

            During Fiscal 2002, MLP published its first reading response journal, as well as a new writing journal for upper elementary grade students. The Company also expanded its fast-growing "writing across the curriculum" series, with the addition of two science books and one social studies book. The sixth new publication was a book designed to help educators and parents of students who are experiencing academic difficulty.

            In Fiscal 2002, the Company launched its first test-prep product under a new line: Kingsbridge Press. Management believes that there is a significant opportunity in this area and will continue to expand this line of products.

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

            The Company reports MLP's revenues as Instructional
Products.

DISCONTINUED OPERATIONS

            The Company has determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter of the fiscal year ended October 31, 2002, the Company reached a decision to sell its proprietary school. Consistent with this determination, the Company entered into a letter of intent to sell substantially all the assets and liabilities of Elley to Elley's current president and former owner (the "Elley Letter of Intent," "ELI"). The Company will receive $1,000,000, payable in cash and a promissory note. At closing, the amount due on the promissory note will be equal to the note payable to the United States Small Business Administration ("SBA"). The remainder is payable in cash. The promissory note will incur interest at prime plus .75% commencing on the first anniversary of the closing with monthly interest only payments for months 13 through 24. Beginning with month 25, the payments will consist of principal and interest amortized over a four-year period. At the end of the 48 months, a balloon payment is due. At October 31, 2002, the SBA loan totaled approximately $251,000.

            The assets to be sold constitute substantially all the assets and operations of the Company's educational delivery segment. Under the provisions of SFAS 144, since the Company entered into a plan to dispose of the operations of Elley during the current fiscal year, the Company is reporting the proposed sale of the segment's operations as discontinued operations. In addition, the Company has written down the assets of Elley to reflect the fair value of the net assets to be sold, and has taken an additional loss on disposal of approximately $4,137,000 less a tax benefit of approximately $1,605,000 which included the impairment of goodwill of approximately $3,021,000 less a tax benefit of approximately $1,162,000. The revenues for the delivery segment were $5,882,026, $4,966,974 and $5,150,496 for the years ended October 31, 2002, 2001 and 2000, respectively.

            Completion of definitive documentation and closing has been delayed as a result of two intervening actions of the United States Department of Education ("USDOE"). USDOE had permitted a temporary suspension of the required Title IV recertification process in lieu of Elley's pending application to change ownership in connection with the sale. In early October 2002, USDOE advised Elley to complete the recertification process prior to continuing pursuit of a change of ownership. Elley also received a Final Audit Determination letter from USDOE for the audit period through October 31, 2001 which indicated a referral to Administrative Actions and Appeals for action, if any, deemed necessary from its "Repeat Finding-Failure to Take Corrective Action" related to late refunds. Although Elley permitted the ELI to expire, the parties have agreed to continue negotiations and to complete the definitive documentation upon receipt of the USDOE recertification and determination related to the Repeat Finding. The transaction is expected to be completed by the end of April 2003.

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

            The MAC II Test exists in a competitive market; however, several of the non-profit and for-profit testing companies do not have a product that is in direct competition with the test. The major sources of direct competition are: the LAS (Language Assessment Scales) tests published by CTB/McGraw-Hill, the LPTS (Language Proficiency Test Series) published by Metri-Tech, and the IPT (Idea Language Proficiency Test), published by Ballard and Tighe. Each of these tests is designed to assess a student's level of English language proficiency. In indirect competition are tests that assess a student's language proficiency in a primary language other than English, such as the Spanish versions of the LAS and IPT. In addition, some states have developed their own instruments for statewide testing of English Language Learners, such as the MELAB (Michigan English Language Assessment Battery) and the RPTE (Texas Reading Proficiency Tests in English).

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

EMPLOYEES

            As of October 31, 2002, the Company employed a total of 51 employees in its continuing operations, 41 on a full-time basis, and 10 on a part-time basis. Of the 51 employees,14 are engaged in research and/or test development, 22 are in operations, 6 are in executive capacities, and 9 are in marketing in its assessment and instructional divisions. The Company employed a total of 124 employees in its discontinued operations as of October 31, 2002.

GOVERNMENT REGULATIONS

            ASSESSMENT AND INSTRUCTIONAL MATERIALS. The 2002 Education Reauthorization Act, "No Child Left Behind (NCLB)," bodes well for TASA. This act provides funding of approximately $26 billion. Almost half is for Title I funding, which requires schools that take this funding to evaluate student progress in reading.

            This act also provides almost one-half billion dollars in annual testing in reading and math; Title III allows for thee-quarters of a billion dollars in bilingual and immigrant education and almost one billion dollars in early language literacy. The following chart illustrates that TASA is strategically positioned to take advantage of a the funding opportunities under NCLB:

        Section of NCLB Act            TASA Products & Services
        -------------------            ------------------------

        Title I                        DRP/Signposts/MLP
        Early Childhood Literacy       DRP/Signposts
        Title III/ESL                  MacII/MLP
        Annual Testing                 DRP/BETA


            DISCONTINUED OPERATIONS. The post-secondary proprietary school industry is highly regulated with respect to accreditation and government funding issues. The disposition of Mildred Elley, previously approved by the Board of Directors, is subject to the approval of the various government and accreditation agencies with respect to the change in control of Mildred Elley. The Company currently anticipates that such closing will occur in the second quarter of 2003.

PATENTS, COPYRIGHTS, TRADEMARKS, TRADE SECRETS AND ROYALTIES

            The Company regularly asserts copyrights to all of its assessment and instructional materials.

            The following are registered trademarks and/or service marks of the Company: TASA, the TASA logo, DRP Program The Readability Standard, DRP, DRP--> BOOKLINK, DRP-->EZ Converter, DRP Linking Text to Ability, BookMatch, DWM, Degrees of Reading Power, Degrees of Word Meaning, MicRA-->DRP, TextSense, TASA Literacy, Signposts and design, We've Done the Research for You, and The MAC II Test of English
Language Proficiency and design (both pending). Additionally, Change-A-Print Frame is a registered trademark of MLP.

            Trade secrets are maintained by licenses for software and certain proprietary data. In addition, all employees execute nondisclosure agreements as a condition of employment.

            In connection with the purchase by MLP of substantially all the operating assets of Programs for Education, Inc. and pursuant to a Royalty Agreement between MLP and Bernard Shapiro, the founder of Programs for Education, Inc., MLP agreed to pay to Mr. Shapiro a royalty on sales of certain titles for a term of seven years following the closing of the acquisition in Fiscal 1997 in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, which increases each year to a maximum of $240,000 in the seventh year. The Company paid Mr. Shapiro a total of $151,279 in Fiscal 2000, $160,667 in Fiscal 2001 and $161,558 in Fiscal 2002.

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

            Since it is the Company's intention to sell the school back to the former owner, litigation is at a standstill.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


                              PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            (a) The Company's common stock, par value $.0001 per share (the "Common Stock"), was traded until July 2, 2001, in the NASDAQ small-capitalization over-the-counter market ("Nasdaq") under the symbol TASA. Since July 2, 2001, the Company's Common Stock has been traded in the Nasdaq Electronic Bulletin Board under the symbol TASA.OB. The approximate high and low closing prices for each fiscal quarter in the two fiscal years ended October 31, 2001 and October 31, 2002 were as follows:


                       Common Stock Prices
                       -------------------

       Fiscal Quarter:       High           Low

       1st Qtr 01            $1.156         $0.406
       2nd Qtr 01             1.1875         0.62
       3rd Qtr 01             1.03           0.30
       4th Qtr 01             0.80           0.40
       1st Qtr 02             0.85           0.40
       2nd Qtr 02             1.45           0.60
       3rd Qtr 02             1.45           0.51
       4th Qtr 02             0.90           0.51

            During the first quarter of Fiscal 2003 (through January 20,
2003), the Company's Common Stock had a high closing price of $1.01 and a low closing price of $0.58.

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

            The Company is authorized to issue 5,000,000 shares, par value $.0001 per share, of preferred stock. The stock may be issued by the Board of Directors of the Company in one or more series and with such preferences, conversion or other rights, voting powers and other provisions as may be fixed by the Board of Directors in the resolution authorizing its issuance without any further action of the stockholders. There are no shares of preferred Stock outstanding.

            On January 2, 2001, the Company received a notice from Nasdaq stating that the Company had failed to meet the continued listing requirement of the SmallCap Market because the price of the Company's Common Stock had been less than $1.00 for 30 consecutive trading days. The Company had 90 days to rectify this deficiency, which required that the Company's Common Stock close at a price of $1.00 or more for ten consecutive trading days. The Company was unable to satisfy this criterion, and as a result, the Company's Common Stock was delisted from the SmallCap Market on July 2, 2001. Since July 2, 2001, the Company's Common Stock has traded on the Nasdaq Electronic Bulletin Board.

            As of January 10, 2003, there were 75 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds approximately 1,100 in number. The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

            The following table describes the equity securities of the Company issuable as of October 31, 2002 pursuant to the Company's equity compensation plans. The Company has four equity compensation plans, each of which has been approved by the stockholders of the
Company: (1) the Amended and Restated 1991 Stock Incentive Plan (under which no further incentive awards may be made); (2) the 2000 Stock Incentive Plan; (3) the Amended and Restated Directors Stock Option Plan, and (4) the Consultants Stock Incentive Plan. For a description of each of the Company's equity compensation plans, please see Item 10 "Executive Compensation-Stock Incentive Plans."



                       EQUITY COMPENSATION PLAN INFORMATION
                              AS OF OCTOBER 31, 2002
                     -----------------------------------------------------------------------------
                             Number of
                          securities to be                                 Number of securities
                            issued upon           Weighted-average       remaining available for
                            exercise of           exercise price of       future issuance under
                            outstanding              outstanding        equity compensation plans
                         options, warrants        options, warrants       (excluding securities
                             and rights              and rights           reflected in column (a))
                                 (a)                     (b)                       (c)
--------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders              609,087                  $2.522                    287,525
--------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                 --                       --                        --
--------------------------------------------------------------------------------------------------


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

COMPANY BACKGROUND

            For over twenty-five years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since 1994, new management has implemented a strategy to broaden the Company's services within the educational marketplace. As a result, the Company completed three acquisitions since the beginning of Fiscal, 1997 in the K-12 assessment and instructional markets: In the second fiscal quarter of Fiscal 2002, the Company determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter, the Company reached a decision to sell its proprietary school. See "Discontinued Operations" below. TASA core revenues in Fiscal 1994 were $2.0 million and have increased by acquisition and internal growth to $10.4 million in Fiscal 2002.

            In 1998, the Company entered the post-secondary proprietary market. In 2002, management made the decision to exit this market and has entered into a letter of intent to sell the school. Consequently, the educational delivery segment is listed in this Report as discontinued operations.

            In an effort to report revenues in a more meaningful manner, the Company has segregated revenues from continuing operations into two discrete segments: (1) assessment products and services revenues, and (2) instructional revenues. Revenues from discontinued operations are reported separately.

            The following table sets forth the revenues in each of the assessment and instructional divisions (continuing operations), and the annual percentage change for each of these divisions, for Fiscal 2002, 2001 and 2000:


            TASA Revenues Breakdown (in thousands of dollars) and % of
                           Year-To-Year Change


                                             Fiscal Year Ended October 31,
                          ---------------------------------------------------------------
                           2000-
                           2002           2002             2001               2000
                           ----           ----             ----               ----

                             %                 %                  %                    %
                           Change     $     Change      $       Change      $        Change
                           ------    ---    ------     ---      ------     ---       ------



Assessment Products
and Services Revenues..    54.4%   $7,562.5   15%     $6,594.2    35%    $4,897.9      7%

Instructional
Revenues.............       2.7    $2,862.9    1%     $2,839.0     2%    $2,785.5     15%

Total Revenues From
Continuing Operations..    35.7%  $10,425.4   11%     $9,433.2    23%    $7,683.4      9%



            The following are selected ratios as a percentage of revenues from continuing operations based on the Company's financial statements:


                                            Fiscal Year Ended October 31,
                                            -----------------------------

                                               2002      2001     2000
                                             ----------------------------


                                             ============================
Revenues from Continuing Operations. . . . .   100%      100%     100%


   Gross Profit Margins. . . . . . . . . .      55%       64%      62%

Operating Expenses:
     Selling Expenses. . . . . . . . . . . .    20%       20%      26%
     General & Administrative. . . . . . . .    27%       30%      38%
     Impairment of Intangible Assets. . . . .   --        --       11%
   Income (Loss) from Operations. . . . . . .    8%       14%     (13%)
     Other Expense. . . . . . . . . . . . . .   (5%)      (6%)     (8%)
   Income (Loss) Before Income
     Taxes from Continuing Operations. . . . .   3%        8%     (20%)
   Income (Loss) From Continuing Operations. .   2%        5%     (13%)
                                               ============================

FISCAL 2002 AS COMPARED TO FISCAL 2001

            REVENUES. The Company's revenues from continuing operations for the year ended October 31, 2002 (Fiscal 2002) were $10,425,395, representing an 11% increase or $992,224 over $9,433,171 for the year ended October 31, 2001 (Fiscal 2001). The overall increase was primarily attributable to internal growth of the Company's assessment division.

            Revenues for assessment products and services, through the Company's proprietary and custom test design units increased 15% or $968,305 to $7,562,468 in Fiscal 2002 from $6,594,163 in Fiscal 2001.
The Company's proprietary test unit revenues increased 18%. This growth can be attributable to the continued acceptance of the Company's key products, DRP and MacII, as well as significant growth of our test scoring facilities.

            The instructional division's revenues increased $23,919 or 1% from $2,839,008 in Fiscal 2001 to $2,862,927 in Fiscal 2002.
Management is confident that the stability of revenues from the instructional division, despite severe budget crises in almost every state and school district, is an indicator of the strength of MLP's product line.

            COST OF GOODS SOLD. Cost of goods sold increased by 36% or $1,245,145 from $3,426,117 in Fiscal 2001 to $4,671,262 in Fiscal
2002. As a percent of revenue, cost of goods increased from 36% in Fiscal 2001 to 45% in Fiscal 2002. This increase is primarily due to increased costs of delivery products and services in our assessment segment. In Fiscal 2001, we had one assignment with very high margins. In 2002, the change in product mix reduced our margins.

            GROSS PROFIT. The Company's gross profit for Fiscal 2002 decreased by $252,921, or 4%, from $6,007,054 in Fiscal 2001 to $5,754,133 in Fiscal 2002. The gross profit margin was 55% in Fiscal 2002 versus 64% in Fiscal 2001. This change is a result of changes in product mix.

            SELLING EXPENSES. The Company's selling expenses increased $249,853, or 13%, in Fiscal 2002, from $1,858,549 in Fiscal 2001 to
$2,108,402 in Fiscal 2002. Selling expenses were 20% of revenues in both years. The increased dollar expenditure was a result of higher sales commission and a building of the organization's marketing infrastructure necessary to support higher sales volumes.

            GENERAL AND ADMINISTRATIVE. The Company's general and administrative expenses for Fiscal 2002 increased $11,713, or 0.4%, from $2,785,701 in Fiscal 2001 to $2,797,414 in Fiscal 2002. Because revenues increased while G&A remained relatively constant, as a percentage of sales, G&A was 27% in Fiscal 2002 versus 30% in Fiscal 2001. The Company has worked to contain G&A manpower and has redirected its manpower base to revenue-producing activities.

            INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations decreased by $514,487 or from $1,362,804 in Fiscal 2001 to $848,317 in
Fiscal 2002. The decrease in income is due to lower gross profits and increased selling expenses.

            EBITDA. Earnings before interest, taxes, depreciation, and amortization decreased $461,362, or from $2,091,161 in Fiscal 2001 to $1,629,799 in Fiscal 2002. The decrease was a result of increased cost of goods and selling expenses.

            OTHER INCOME/EXPENSES. Net other income (expense) decreased 7% or $40,355, or from $608,104 in Fiscal 2001 to $567,749 in Fiscal
2002. The decrease in this expense was due to reduced borrowing on the Company's lines of credit coupled with reductions in long-term debt.

            INCOME AND INCOME PER SHARE. Income from continuing operations after taxes was $166,908 for Fiscal 2002 versus $501,236 in Fiscal 2001. For Fiscal 2002, earnings per share from continuing operations, both basic and diluted, were $0.06 versus $0.20 in 2001. The basic weighted average shares outstanding were 2,587,241 in Fiscal 2002 versus 2,559,453 in Fiscal 2001.

FISCAL 2001 AS COMPARED TO FISCAL 2000

            REVENUES. For Fiscal 2001, the Company's revenues from continuing operations were $9,433,171, representing a 23% increase, or $1,749,751, over $7,683,420 for the fiscal year ended October 31, 2000 ("Fiscal 2000"). The overall increase was attributable to internal growth of the Company's assessment and instructional divisions.

            Revenues for assessment products and services, through the Company's proprietary and custom test design units increased 35% or $1,696,240 to $6,594,163 in Fiscal 2001 from $4,897,923 in Fiscal
2000. The Company's proprietary test unit revenues increased 23%. This growth can be attributable to the fourth quarter Fiscal 2000 launch of a new series of DRP tests (with new norms), the launch of our new MacII (Limited English Proficiency/English as a Second Language-LEP/ESL) test in July 2001 as well as increased sales of our BookLink software. BETA, our custom testing unit, increased 52% over the same period. This increase was attributable to growth in BETA's state contract business. In Fiscal 2001, BETA obtained several substantial contracts that accounted for these gains.

            The instructional division's revenues increased $53,511 or 2% from $2,785,497 in Fiscal 2000 to $2,839,008 in Fiscal 2001. For
the first nine months of Fiscal 2001, we had a 14% increase in sales. Following the events of September 11th, we witnessed a significant decrease in orders as a result of the delays in receiving mail due to the anthrax problems and because our distribution facility is serviced by the Trenton, New Jersey postal facility. The Company received the bulk of the delayed mail in November and December 2001.

            COST OF GOODS SOLD. Cost of goods sold in Fiscal 2001 increased by 17%, or $499,292, from $2,926,825 in Fiscal 2000 to $3,426,117 in Fiscal 2001. Cost of goods sold as a percentage of revenues also decreased from 38% to 36% due to a change in product mix. This increase was primarily the result of increased costs required to deliver assessment products and services, more specifically, the Company's custom test design division's services which are typically associated with higher direct costs.
GROSS PROFIT. In Fiscal 2001, gross profit increased by $1,250,459, from $4,756,595 in Fiscal 2000 to $6,007,054 in Fiscal
2001. The gross profit margin percentage also increased in Fiscal 2001 to approximately 64% from 62% in Fiscal 2000.

            SELLING EXPENSES. Selling expenses for Fiscal 2001 decreased by 5%, or $101,195, from $1,959,744 in Fiscal 2000 to $1,858,549 in Fiscal 2001. As a percentage of revenues, selling expenses decreased to 20% in Fiscal 2001 versus 26% in Fiscal 2000. The decline can be primarily attributed to reduced labor costs in Fiscal 2001.

            GENERAL AND ADMINISTRATIVE. The Company's general and administrative expenses decreased 6%, or $169,919, from $2,955,620 in Fiscal 2000 to $2,785,701 in Fiscal 2001. General and administrative expenses as a percentage of sales were 30% in Fiscal 2001 versus 38% in Fiscal 2000.

            WRITE DOWN OF SOFTWARE DEVELOPMENT COSTS. In Fiscal 2000, the Company took a one-time $120,853 charge for the write down of software development costs associated with certain of the Company's saleable computer software products in order to adjust such products to their net realizable value. This one-time charge represented approximately 2% of the Company's revenues for Fiscal 2000. There was no such charge in Fiscal 2001.

            IMPAIRMENT OF TEST PASSAGE BANK. In Fiscal 2000, the Company took a one-time $685,722 charge for impairment of its test passage bank after deeming certain passages within the bank to have little or no value as of October 31, 2000. This one-time charge represented approximately 9% of the Company's revenues for Fiscal 2000. There was no such impairment in Fiscal 2001.

            INCOME (LOSS) FROM OPERATIONS. (Loss) from operations for Fiscal 2000 was ($965,344) versus income from operations of $1,362,804 in Fiscal 2001. The loss in Fiscal 2000 was principally due to the increase in selling and general and administrative expenses coupled with the one-time charges associated with the write down of software development costs and impairment of the Company's test passage bank.

            EBITDA. Earnings (loss) before interest, taxes, depreciation, and amortization increased by $2,058,113 to $2,091,161 in Fiscal 2001 from $33,048 in Fiscal 2000. As a percentage of revenues, EBITDA increased to 24% in Fiscal 2001 versus 12% in Fiscal 2000. These dollar and percentage increases were essentially attributable to the increase in general and administrative expenses which included costs associated with the establishment of adequate reserves and the write off of due diligence expenses associated with failed acquisitions, coupled with a lower gross profit margin resulting from an increase in revenues from the Company's custom test design division.

            OTHER INCOME (EXPENSE). Net other income (expense) decreased to ($608,104) in Fiscal 2001 versus ($604,839) in Fiscal 2000. This decrease is primarily attributable to a reduction in principle on certain loans.

            INCOME (LOSS) BEFORE INCOME TAXES. The Company had a loss before income taxes of ($1,570,183) in Fiscal 2000 versus income before taxes of $754,700 in Fiscal 2001.
INCOME (LOSS) AND BASIC INCOME (LOSS) PER SHARE. Loss after taxes was ($964,485) for Fiscal 2000 versus net income after taxes of $501,236 for Fiscal 2001. For Fiscal 2001, basic loss per share was ($.20) based on weighted average shares outstanding of 2,559,453. For Fiscal 2000, basic loss per share was ($.40) based on weighted average shares outstanding of 2,438,167.

LIQUIDITY AND WORKING CAPITAL

            WORKING CAPITAL. Working capital increased by $401,392 during Fiscal 2002 from $1,698,592, at October 31, 2001 to $2,099,984 at October 1, 2002. This increase resulted primarily from the increase in cash and prepaid expenses and a repayment of long-term debt. The ratio of current assets to current liabilities was approximately 1.5 to 1.0 at the end of the Fiscal 2001 versus 1.68 to
1.0 at the end of Fiscal 2002.

            CASH FLOW FROM OPERATING ACTIVITIES. During Fiscal 2002, the Company had net cash provided by operating activities of $776,988, as compared to $1,041,131 in Fiscal 2001. The decrease in cash provided by operating activities resulted from the net loss reported in Fiscal 2002 offset in part by an increase in noncash deductions for depreciation, amortization, deferred interest and deferred income taxes offset in part by an increase in accounts receivable.

            CASH FLOW FROM INVESTING ACTIVITIES. During Fiscal 2002, the Company had net cash used in investing activities of ($444,264), as compared to ($440,356) for the Fiscal 2001. The cash used in investing activities remained relatively constant as the Company continues its development.

            CASH FLOW FROM FINANCING ACTIVITIES. The Company had net cash used in financing activities of ($197,579) for Fiscal 2002 as compared to ($945,233) for Fiscal 2001 from financing activities. The decrease in cash used for financing activities resulted from the repayment of the Company's line of credit in Fiscal 2001 and the payoff of the debt associated with the acquisition of MLP during Fiscal 2002.

            On September 4, 2002, the Company and the Cahill Warnock Entities agreed to an extension of the maturity of the outstanding Debentures in the principal amount of $3,530,141 from October 28, 2003 until February 1, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

            The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

            The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Consolidated Financial Statements:

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

SELECTED FINANCIAL DATA

            The following tables summarize certain financial data for the continuing operations of the Company for Fiscal 2002, 2001, and 2000, respectively. See "Financial Statements" in Item 7 below.




                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                        2002            2001           2000
                                    ------------------------------------------

INCOME STATEMENT DATA:

Operating revenues                  $10,425,395    $9,433,171      $7,683,420

Net sales                            10,425,395     9,433,171       7,683,420

Gross profit                          5,754,133     6,007,054       4,756,595

Income (loss) from operations           848,317     1,362,804        (965,344)

Income (loss) before income taxes       280,568       754,700      (1,570,183)

Income (loss) from continuing
operations                              166,908       501,236        (964,485)

Earnings (loss) per share from
continuing operations                       .06           .20            (.40)

Balance Sheets:

Current assets                      $ 5,166,030   $ 4,895,019     $ 4,764,468

Total assets                         12,806,762    15,369,054      16,204,649

Long-term obligations                 5,301,832     5,521,349       6,212,302

Total liabilities                     8,367,878     8,717,776       9,923,274

Working capital                       2,099,984     1,698,592       1,053,496

Stockholders' equity                  4,438,884     6,651,278       6,281,375

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

            . Deficits in state and school budgets;

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

            . The ability to complete the divestiture of the Mildred Elley
              Schools;

            . While the divestiture of the Mildred Elley Schools is
              pending, the loss of the eligibility of the Mildred Elley Schools under Federal or state grant programs for tuition assistance, or the discontinuance of Federal or state grant programs for tuition assistance, or the loss of accreditation of the Mildred Elley schools;

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

ITEM 7. FINANCIAL STATEMENTS

            Financial information required by this item appears in the pages marked F-1 through F-33 at the end of this Report and are incorporated herein by reference as if fully set forth herein.




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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                            PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            As of January 20, 2003, the directors and executive officers of the Company were as follows:

     Name                  Age         Position
     ----                  ---         --------

Michael D. Beck             56   Director; Vice President, TASA; and
                                 President, Chief Executive Officer, BETA

Steven R. Berger(1)(2)      47   Director

Peter A. Duhamel            57   Chief Operating Officer, TASA and
                                 MLP; Vice President, TASA

Joseph A. Fernandez(1)(2)   67   Director

Donald W. Hughes(1)         52   Director

Andrew L. Simon             60   Chairman of the Board of Directors;
                                 President and Chief Executive
                                 Officer, TASA

Linda G. Straley            46   Director; Vice President, and Secretary, TASA

Thomas G. Struzzieri(1)(2)  44   Director

David L. Warnock(2)         45   Director


________________________
(1)	Member of the Audit Committee

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

            STEVEN R. BERGER was elected as a Director of the Company in March 1996 and he also serves on each of the Company's Compensation and Audit Committees. Mr. Berger was a partner in the law firm of Salans from January 1989 through September 2002. Salans acted as special securities counsel to the Company from January 1995 through September 2002. Mr. Berger is currently a partner in the law firm of Vedder, Price, Kaufman & Kammholz in New York City. The Company has retained Vedder, Price, Kaufman & Kammholz as its special securities counsel. Mr. Berger received an A.B. from Harvard University and a J.D. from Harvard Law School.

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

            DONALD W. HUGHES was elected as Director in June 2001. Since July 2001, Mr. Hughes has served on the Company's Audit Committee. Mr. Hughes has served as an officer of Cahill Warnock since February 1997 and is a General Partner and Chief Financial Officer of Cahill Warnock. Prior to joining Cahill Warnock in February 1997, Mr. Hughes had served as Vice President, Chief Financial Officer and Secretary of Capstone Pharmacy Services, Inc. from December 1995 and as Executive Vice President and Chief Financial Officer of Broventure Company, Inc., a closely-held investment management company, from July 1984 to November 1995. Mr. Hughes also serves on the boards of Occupational Health + Rehabilitation Inc, and AgilQuest, Inc. Mr. Hughes received a B.A. from Lycoming College and an M.S.F. from Loyola College in Maryland, and is a Certified Public Accountant.

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

            DAVID L. WARNOCK was elected as a Director of the Company in October 1998 and, since that time, he has also served on the Company's Compensation Committee. Mr. Warnock is also a Director of TESC. Mr. Warnock is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions, including President of the corporate general partner of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II, and as the Executive Vice President of T. Rowe Price New Horizons fund. Mr. Warnock also serves on the Boards of Directors of Blue Rhino Corp., Bridges Learning Systems, Concorde Career Colleges, Inc., Environmental Safeguards, Inc., the National Alliance to End Homelessness, the Center for Fathers,
Families and Workforce Development, and QC Holdings. Mr. Warnock received a B.A. in History from the University of Delaware and a Masters in Finance from the University of Wisconsin.

ITEM 10.    EXECUTIVE COMPENSATION

            The following table shows compensation for services rendered to the Company during Fiscal 2002, 2001 and 2000, respectively, by the Chief Executive Officer, the President of BETA, the Chief Operating Officer of TASA and MLP, the Chief Financial Officer, and the
Executive Vice President of TESC. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during Fiscal 2002. Therefore, pursuant to Item 402 of Regulation S-B, only compensation for each of the Chief Executive Officer, the President of BETA, the Chief Operating Officer of TASA and MLP, the Chief Financial Officer, and the Executive Vice President of TESC is shown in the



                      SUMMARY COMPENSATION TABLE



                                     Annual Compensation                       Long-Term Compensation
                                     ------------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                                       Securities            All Other
                                                          Other Annual  Restricted      Underlying     LTIP    Compen-
 Name and Principal                                       Compensation    Stock       Options/SARs(1) Payouts  sation
     Position                Year    Salary($)   Bonus($)      ($)      Award(s)($)        (#)          ($)      ($)
--------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             2002    $219,166    $25,000    $22,125(2)       0           10,000/0(2)     0        0
President, Chief             2001    $215,000    $40,000    $21,854(2)    10,000(2)      20,000/0(2)     0        0
Executive Officer            2000    $212,500        0      $35,350(2)       0           20,000/0        0        0
--------------------------------------------------------------------------------------------------------------------
Michael D. Beck,             2002    $150,000    $25,414    $19,928(3)       0            6,000/0(3)     0        0
Vice President,              2001    $150,000    $47,854    $19,654(3)    10,000(3)      12,000/0(3)     0        0
TASA; President              2000    $150,000    $20,608    $30,702(3)       0           12,000/0        0        0
and Chief
Executive
Officer, BETA
--------------------------------------------------------------------------------------------------------------------
Peter A.                     2002    $150,000    $43,902    $18,831(4)       0            6,000/0(4)     0        0
Duhamel, Chief               2001    $122,260     40,511    $17,848(4)    10,000(4)      12,000/0(4)     0        0
Operating                    2000    $122,260        0      $20,201(4)         0         40,000/0       --       --
Officer,
TASA/MLP
--------------------------------------------------------------------------------------------------------------------
Denise M.                    2002        0           0           0             0            0            0
Stefano, Chief               2001     $91,616        0       $9,945(5)         0            0            0        0
Financial                    2000    $110,000        0      $14,842(5)         0          5,000/0        0        0
Officer
(resigned
effective July
31, 2001)
--------------------------------------------------------------------------------------------------------------------
Faith Takes,                 2002   $150,000         0      $12,093(6)         0            0            0        0
Executive Vice               2001   $150,000         0       $9,945(6)         0            0            0        0
President, TESC;             2000   $150,000         0      $10,979(6)         0         10,000/0        0        0
President and
Chief Executive
Officer, MESI
--------------------------------------------------------------------------------------------------------------------

*(1)      To date, the Company has issued no SARs.
 (2) Includes: contributions to the Company's qualified 401(k) Profit Sharing Plan (the "401(k)") and the Company's Money Purchase
          Pension Plan (the "Pension Plan") of $8,500 in Fiscal 2002, $8,500 in Fiscal 2001, and $17,000 in Fiscal 2000; and $9,000, $9,000, and
          $9,882, for a company car in Fiscal 2002, 2001, and 2000, respectively. Also includes: restricted shares and options issued after the end of Fiscal 2001 pursuant to the Company's 2000 Stock Incentive Plan, as part of a bonus paid in respect of Fiscal 2001; and stock options issued after the end of Fiscal 2002 pursuant to the Company's 2000 Stock Incentive Plan as part of the bonus paid in respect to Fiscal 2002.
 (3) Includes: contributions to the Company's 401(k) and Pension Plan of $8,500 in Fiscal 2002, $8,500 in Fiscal 2001; and $17,000 in
          Fiscal 2000; and $7,091, $7,091, and $6,234, for a company car in Fiscal 2002, 2001, and 2000, respectively. Also includes: restricted shares and options issued after the end of Fiscal 2001 pursuant to the Company's 2000 Stock Incentive Plan, as part of a bonus paid in respect of Fiscal 2001; and stock options issued after the end of Fiscal 2002 pursuant to the Company's 2000 Stock Incentive Plan, as part of the bonus paid in respect to Fiscal 2002.
 (4) Includes: contributions to the Company's 401(k) and Pension Plan of $8,500 in Fiscal 2002, $7,500 in Fiscal 2001, and $12,226 in
          Fiscal 2000; and $5,994, $5,994 and $4,995 for a company car in Fiscal 2002, 2001 and 2000, respectively. Also includes:
          restricted shares and options issued after the end of Fiscal 2001 pursuant to the Company's 2000 Stock Incentive Plan, as part of a bonus paid in respect of Fiscal 2001; and stock options issued after the end of Fiscal 2002 pursuant to the Company's 2000 Stock
 (5) Includes: contributions to the Company's 401(k) and Pension Plan of $0 in Fiscal 2002, $4,581 in Fiscal 2001 and $11,000 in Fiscal 2000, and $0, $2,541 and $840 for a company car in Fiscal 2002, 2001 and 2000, respectively.
 (6) Includes: $8,556, $8,556, and $8,412 for a company car in Fiscal 2002, Fiscal 2001, and Fiscal 2000, respectively.




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

            In November 1998, the Company, through MESI, acquired substantially all of the assets of Mildred Elley. MESI entered into an employment agreement with Faith Takes, pursuant to which Ms. Takes agreed to remain as the President and Chief Executive Officer of MESI and to become the Executive Vice President of TESC, a wholly-owned subsidiary of the Company and the parent company of MESI. Ms. Takes' employment agreement terminates October 31, 2003.

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

STOCK INCENTIVE PLANS

            The Board of Directors of the Company adopted the 1991 Stock Option Incentive Plan (the "Option Plan") on August 25, 1991 in order to attract and retain qualified personnel, which Option Plan was approved by the stockholders on August 25, 1991. The Board of Directors adopted the Amended and Restated 1991 Stock Option Incentive Plan (the "Amended Option Plan") in February 1996, which Amended
Option Plan amended and restated the Option Plan and was approved by the stockholders of the Company on March 29, 1996. Under the Amended Option Plan, options to purchase up to 625,000 shares of Common Stock were available to be granted to employees, officers, directors and consultants of the Company. The Amended Option Plan terminated in 2001, after which no further options or stock awards may be issued under the Amended Option Plan; all options and other stock awards outstanding under the Amended Option Plan at the termination date shall continue to be outstanding and may be exercised in accordance with their respective terms, until such options or other stock awards expire by their terms.

            The Board of Directors of the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") in February, 2000. The stockholders of the Company approved the 2000 Plan at the Company's Annual Meeting of Stockholders held on March 31, 2000. Under the 2000 Plan, options or other stock awards with respect to up to 300,000 shares of the Company's Common Stock may be granted to employees, officers, directors and consultants of the Company. The terms of the 2000 Plan are substantially identical to the terms of the Amended Option Plan, except for provisions with respect to the number of shares which may be issued under the 2000 Plan and the expiration date of the 2000
Plan. As of October 31, 2001, no options or other stock awards had been issued under the 2000 Plan. As of October 31, 2002, options to purchase up to an aggregate of 79,800 shares were outstanding under the 2000 Plan and restricted stock awards aggregating 35,000 shares had been issued under the 2000 Plan.

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

            In Fiscal 2000, the Company granted a total of 113,275 options under the Amended Plan, and 76,350 options under the Amended Option Plan were canceled. In Fiscal 2001, 22,750 options were cancelled under the Amended Option Plan. No options were granted in Fiscal 2001 under either the Amended Option Plan or the 2000 Plan. In Fiscal 2002, 375 options were cancelled under the Amended Option Plan. In January 2002, restricted stock awards aggregating 35,000 shares and 79,800 options were granted under the 2000 Plan. As of October 31, 2002, there were 474,912.50 options in the aggregate outstanding under the Amended Option Plan and 79,800 options in the aggregate were outstanding under the 2000 Plan.



                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             (INDIVIDUAL GRANTS)

                         Number of     Percent of Total
                         Securities      Options/SARs
                         Underlying       Granted to
                       Options/SARs(1)   Employees in      Exercise Or Base
Name                     Granted (#)      Fiscal Year      Price ($/Share)    Expiration Date
---------------------------------------------------------------------------------------------
Andrew L. Simon,           20,000            25.1%              $0.46            1/10/2012
President, Chief
Executive Officer
---------------------------------------------------------------------------------------------
Michael D. Beck, Vice      12,000            15.1%              $0.46            1/10/2012
President, TASA;
President and Chief
Executive Officer,
BETA
---------------------------------------------------------------------------------------------
Peter Duhamel, Chief       12,000            15.1%              $0.46            1/10/2012
Operating Officer,
TASA/MLP
---------------------------------------------------------------------------------------------
Faith Takes, Executive         --              --                  --                   --
Vice President, TESC;
President and Chief
Executive Officer,
MESI
---------------------------------------------------------------------------------------------

(1)	To date, the Company has issued no SARs.




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
                         Acquired on     Value Realized      Exercisable/      Exercisable/
    Name                 Exercise (#)         ($)           Unexercisable     Unexercisable
------------------------------------------------------------------------------------------------


Andrew L. Simon,              0                0            141,875/15,000     --/$1,800(2)
President, Chief
Executive Officer
------------------------------------------------------------------------------------------------
Michael D. Beck, Vice         0                0             70,750/12,000     --/$1,080(2)
President, TASA;
President and Chief
Executive Officer,
BETA
------------------------------------------------------------------------------------------------
Peter Duhamel, Chief          0                0             40,000/12,000     --/$1,080(2)
Operating Officer,
TASA/MLP
------------------------------------------------------------------------------------------------
Faith Takes, Executive        0                0             47,500/0          --/--(2)
Vice President, TESC;
President and Chief
Executive Officer,
MESI
------------------------------------------------------------------------------------------------

(1)	To date, the Company has issued no SARs.
(2)	Based on the closing price of the Company's Common Stock on
        NASDAQ on October 31, 2002, or $0.55.

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

            Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he (she) first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he
(she) is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant. The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years. On March 31, 2000, the Company granted 7,500 options; on June 7, 2000, the Company granted 5,000 options; on March 30, 2001, the Company granted 10,000 options, on June 6, 2001, the Company granted 5,000 options; and on March 20, 2002, the Company granted 12,500 options under the Directors Plan. As of October 31, 2002, an aggregate of 46,875 options were outstanding under the Directors Plan.

            Directors receive no compensation, other than the options pursuant to the Directors Plan, for services in such capacity.

OTHER PLANS

            CONSULTANTS STOCK INCENTIVE PLAN. In March 1997, the Board of Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 50,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant, however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. During Fiscal 2002, the Company granted 7,500 options under the Consultants Plan. As of October 31, 2002, 7,500 options were outstanding under the Consultants Plan.

            PROFIT SHARING PLAN. The Company has a qualified 401(k) Profit Sharing Plan. For fiscal years ended before November 1, 2000, the 401(k) Plan allowed eligible employees to contribute up to 15 percent (15%) of income through Company contributions and a salary reduction mechanism. Company contributions to the 401(k) Plan were optional and accrued at the discretion of the Board of Directors. For Fiscal 2000 and Fiscal 1999, the Board of Directors of the Company elected not to make a contribution to the 401(k) Plan. Effective November 1, 2000, the Company amended the 401(k) Plan to provide a matching component under the 401(k) Plan of up to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended to that an employee is not eligible until completing twelve months or two thousand hours of employment, and may only enter the 401(k) Plan at specified entry dates.
Net assets for the 401(k) Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $1,735,127, $1,667,686, and $1,794,313 at October
31, 2002, 2001 and 2000, respectively.

            MONEY PURCHASE PENSION PLAN. In October 1991, the Company adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, for fiscal years ended before November 1, 2000, the Company was required to make an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation. Effective November 1, 2000, the Company amended the Plan to exclude highly compensated employees and to reduce the contribution to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended to that an employee is not eligible until completing twelve months employment, and may only enter the Pension Plan at specified entry dates.

            Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were, and $940,550, $936,111, and $944,366 at
October 31, 2002, 2001 and 2000, respectively.

            For Fiscal 2002, Fiscal 2001, and Fiscal 2000, the Company's retirement costs aggregated $166,000, $146,000, and $197,500, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 2002.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of January 20, 2003, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock;
(ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

            As of January 20, 2003, there were 2,594,453 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.

                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------
5% Beneficial Owners:
--------------------
Cahill, Warnock Strategic                         720,318(1,2)        25.3%
Partners Fund, L.P.
c/o Cahill, Warnock & Co., LLC
1 South Street, Suite 2150
Baltimore, MD 21202

-------------------------------------------------------------------------------
Officers and Directors:
-----------------------
Michael D. Beck                                   162,875(3)           6.1%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Steven R. Berger                                   10,625(4)             *
805 Third Avenue
New York, NY 10020
-------------------------------------------------------------------------------

Peter A. Duhamel                                   62,000(5)           2.3%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Joseph A. Fernandez                                10,275(6)             *
4392 Live Oak Boulevard
Palm Harbor, FL 34685
-------------------------------------------------------------------------------

Donald W. Hughes                                  767,731(7)          26.7%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------

Andrew L. Simon                                   252,113(8)           9.1%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Linda G. Straley                                  121,494(9)           4.6%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Thomas Struzzieri                                  15,000(10)            *
24 Closs Drive
Rhinebeck, NY  12472
-------------------------------------------------------------------------------

Faith Takes                                        47,500(11)          1.8%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

David L. Warnock                                  770,231(12)         26.8%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------

Officers and Directors as a                     1,434,011(13)         43.1%
Group (10 persons)
-------------------------------------------------------------------------------
________________
     * Less than 1%

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

       3           Includes (i) 42,000 shares which are owned jointly with
Mr. Beck's wife, (ii) 9,375 shares owned by Mr. Beck's daughter, and
(iii) 82,750 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days. Excludes 9,375 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership, and 6,000 shares which are the subject of stock options that are not currently exercisable.

       4           Includes 10,625 shares which Mr. Berger has the right to
acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days.

       5           Includes 52,000 shares which are the subject of options
granted to Mr. Duhamel which are currently exercisable or stock options which become exercisable within 60 days. Excludes 6,000 shares which are the subject of stock options that are not currently exercisable.

       6           Includes 9,375 shares which Mr. Fernandez has the right
to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days.

       7           Includes (i) 487,652 shares owned by the Cahill Warnock
Entities, (ii) 258,268 shares which the Fund has the right to acquire pursuant to the Fund Warrant; (iii) 14,311 shares which Strategic
Associates, has the right to acquire pursuant to the Strategic Warrant (see footnotes 1 and 2 to this table); and (iv) 7,500 shares which Mr. Hughes has the right to acquire upon the exercise of options currently exercisable stock options or stock options which become exercisable within the next 60 days.

       8           Includes 161,875 shares which Mr. Simon has the right to
acquire upon the exercise of currently exercisable stock options or stock options that will become exercisable within 60 days, and which options are not included in the Voting Trust. Excludes 375 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership, and 10,000 shares which are the subject of stock options that are not currently exercisable.

       9           Includes 70,800 shares which Ms. Straley has the right
to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days. Excludes 3,000 shares which are the subject of stock options that are not currently exercisable.

      10           Includes 10,000 shares which Mr. Struzzieri has the
right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days.

      11           Includes 47,500 shares which Ms. Takes has the right to
acquire upon the exercise of currently exercisable stock options or options.

      12           Includes (i) 10,000 shares which Mr. Warnock has the
right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days; (ii) 487,652 shares owned by the Cahill Warnock Entities, (iii) 258,268 shares which the Fund has the right to acquire pursuant to the Fund Warrant; and (iv) 14,311 shares which Strategic Associates, has the right to acquire pursuant to the Strategic Warrant (see footnotes 1 and 2 to this table).

      13           Includes 462,425 shares which officers and directors
have the right to acquire upon the exercise of currently exercisable stock options, options which become exercisable within the next 60 days, or currently exercisable warrants, and includes 272,679 shares which the Cahill Warnock Entities have the right to acquire upon the exercise of currently exercisable warrants.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In November 1998, the Company, through MESI, acquired substantially all of the assets of Mildred Elley. The Company financed the acquisition through the issuance of the Debentures, with the Warrants attached, pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement"), with the Cahill, Warnock Entities. Pursuant to the Securities Purchase Agreement, the Company:
(i) issued and sold to the Cahill, Warnock Entities 8% Debentures due 2003 (the "Debentures"), dated October 28, 1998 (the "Purchase Closing Date"), in the aggregate principal amount of $4,000,000, (ii) issued and sold to the Cahill, Warnock Entities, as additional consideration for purchasing the Debentures, the Warrants to acquire an aggregate of 690,229.5 shares of the Company's Common Stock, which, on the Purchase Closing Date, constituted 20% of the Company's issued and outstanding common stock on a fully diluted basis, after giving effect to the transactions contemplated in the Securities Purchase Agreement and
(iii) authorized the issuance and sale in the future to the Cahill, Warnock Entities of additional shares of the Company's Common Stock upon the Company's exercise of a put option, the terms and conditions of which are set forth in the Securities Purchase Agreement. The exercise price of the Warrants upon issuance was $1.40 per share of Common Stock, subject to certain antidilution adjustments set forth in the Warrants. On December 3, 1999, in exchange for the Cahill, Warnock Entities' consent, among other things, to subordinate the Debentures to certain financing the Company is seeking to obtain in connection with the implementation of the Company's strategic plan and pursuant to a Consent, Agreement and Amendment, dated as of December 3, 1999, among the Company and the Cahill, Warnock Entities, the Board of Directors of the Company approved a repricing of the Warrants to an exercise price of $1.125 per share of Common Stock, subject to the same antidilution adjustments referred to above. Pursuant to the Registration Rights Agreement between the Company and the Cahill, Warnock Entities, the Company registered the shares of Common Stock underlying the Warrants with the Securities and Exchange Commission. On October 1, 2002, the Company and the Cahill Warnock entities agreed to an extension of the maturity date of the Debentures from October 28, 2003 until February 1, 2004.

            Pursuant to the Investor Rights Agreement between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the Warrants (or if the Warrants have been exercised, the shares issuable pursuant thereto), the Cahill, Warnock Entities shall have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Donald W. Hughes are the current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities. In addition, for a period of 29 months from the Purchase Closing Date, at each meeting of stockholders for the purpose of electing directors, the Cahill, Warnock Entities had agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

            As of January 2, 1997, the Company purchased all of the outstanding capital stock of BETA from the holders of such shares for a purchase price equal to (i) $130,000 in cash, (ii) $150,000 payable in promissory notes (the "Notes"), bearing interest at the rate of 8.25% and maturing on January 2, 1999, and (iii) 150,000 shares of the Company's Common Stock. The Notes were paid in December 1998.
Michael D. Beck, Vice President and Director of the Company and President and Chief Executive Officer of BETA, Connie Beck, Mr. Beck's wife, and Amanda Beck, Mr. Beck's daughter, were the shareholders of BETA at the time of its acquisition. Pursuant to the Stock Purchase Agreement, Mr. Beck had the option to repurchase all of the outstanding capital stock of BETA from the Company for a period of six years from the Agreement Date. This option expired unexercised on January 2, 2003.

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

            One of the Company's directors, Steven R. Berger, through September 30, 2002, was a partner in Salans, which acted as special securities counsel to the Company. The Company paid legal fees of $58,043, $62,217, and $88,081 to Salans for Fiscal 2002, 2001, and
2000, respectively. As of October 1, 2002, Mr. Berger became a partner in Vedder, Price, Kaufman & Kammholz. The Company has retained Vedder, Price, Kaufman & Kammholz as its special securities counsel, though the Company did not pay any legal fees to that firm in Fiscal 2002.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following Exhibits are filed as part of this
Report:

                3.1 Certificate of Incorporation, dated August 22, 1991 filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1999)


                3.2 Certificate of Merger dated August 26, 1992, filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

                3.3 Certificate of Amendment of Certificate of Incorporation dated March 4, 1999, filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1999)

                3.4 Amended and Restated By-Laws (incorporated by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-27659) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on May 22, 1997)

                4.1 Specimen Certificate evidencing shares of Common Stock (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-75377) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 31, 1999)

                4.2 Form of Warrant (incorporated by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-27659) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on May 22, 1997)

                4.3 Investor Rights Agreement, dated as of September 4, 1998, by and among the Company, Cahill Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., and the Individual Shareholders Named Therein (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on November 23, 1998 (the "November 1998 8-K"))

                4.4 Registration Rights Agreement, dated as of September 4, 1998, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P., and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

                4.5    Form of 8% Subordinated Debenture
                       (incorporated by reference to the exhibit contained in the November 1998 8-K)

                4.6 Form of Warrant issued in connection with the Securities Purchase Agreement by and between the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

                4.7 Amendment No. 1 to the Securities Purchase Agreement, dated as of March 8, 1999, among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999)

                4.8 Consent, Agreement and Amendment, dated as of December 3, 1999, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999).

                4.9 Consent, Agreement and Amendment, dated as of October 1, 2002, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P.
                       (filed herewith).

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

                10.24 Note, dated August 28, 1997, of the Company in favor of MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

                10.25  Security Agreement between the Company and
                       MSB Bank (incorporated by reference to the exhibit contained in the 1997 10-KSB)

                10.26  Environmental Guaranty, dated August 28,
                       1997, of the Company (incorporated by
                       reference to the exhibit contained in the 1997 10-KSB)

                10.27  Asset Purchase Agreement, dated as of
                       November 2, 1998, between Mildred Elley
                       School, Inc. and MESI Acquisition Corp.
                       (incorporated by reference to the exhibit contained in the November 1998 8-K)

                10.28  Promissory Note of MESI Acquisition Corp.
                       (incorporated by reference to the exhibit contained in the November 1998 8-K)

                10.29 Guaranty of TASA with respect to Promissory Note of MESI Acquisition Corp.
                       (incorporated by reference to the exhibit contained in the November 1998 8-K)

                10.30 Employment Agreement, dated as of November 2, 1998, by and among Mildred Elley School, Inc. and Faith Takes (incorporated by reference to the exhibit contained in the November 1998 8-K)

                10.31 Securities Purchase Agreement, dated as of September 4, 1998, by and among the Company, Cahill Warnock Strategic Partners Fund, L.P., and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

                10.32 Employment Agreement, dated December 1, 1999, by and among the Company and Peter Duhamel (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999)

                11 Computation of Earnings Per Share (filed herewith)

                21     Subsidiaries of the Registrant
                       (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended
                       October 31, 1998)

                23 Consent of Lazar, Levine & Felix LLP (filed herewith)



            (b) Reports on Form 8-K

                None.

ITEM 14.    CONTROLS AND PROCEDURES

            (i) QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90-day period prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Evaluation") was done under the supervision and with the participation of management, including Mr. Andrew Simon, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in each periodic report filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company present the conclusion about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Evaluation.

            (ii) CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Annual Report, there is a Certification of Mr. Simon, as the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302
Certification"). This section of the Annual Report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topic presented.

            (iii) DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rule and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure. Internal
Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

            (iv) LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management does not expect that the Company's
Disclosure Controls or our Internal Controls will prevent all error and all fraud. Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedure may deteriorate.
Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

            (v) SCOPE OF THE CONTROLS EVALUATION. The Evaluation included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In course of the Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertake. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in each Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by the Company's finance personnel and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and Internal Controls and to make modifications as necessary; it is the Company's intent in this regard that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems change (including improvements and corrections) as conditions warrant.

Among other matters, the Company sought in the Evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Evaluation generally and because items 4, 5 and 6 in the Section 302 Certification require that the CEO and CFO disclose that information to the Board's Audit Committee and to the Company's independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Evaluation, and in case a problem was identified, we considered what revision, improvement and/or correction to make in accordance with on-going procedures.

            (vi) CONCLUSIONS. Based upon the Controls Evaluation, Mr. Simon, as CEO and CFO, has concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, particularly during the period when periodic reports are being prepared, and that the Company's Internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.



                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



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

         CONSOLIDATED STATEMENTS OF CASH FLOWS          F - 7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     F - 9

                 INDEPENDENT AUDITORS' REPORT


To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the three fiscal years ended October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2002 and 2001 and the results of its operations and its cash flows for the three fiscal years ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



Lazar, Levine & Felix LLP
Certified Public Accountants
New York, New York
December 20, 2002
                                  F - 2

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                                                                   Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS
                                                                  October 31,
                                                             2 0 0 2       2 0 0 1
                                                             -------       -------
        ASSETS
        ------

Current assets:
  Cash and temporary investments                            $   182,788    $    47,643
  Accounts receivable, net of allowance for doubtful
   accounts of  $72,597 and $70,891, respectively             1,285,727      1,630,432
  Inventories                                                   600,244        600,361
  Prepaid expenses and other current assets                     465,790        212,822
  Current assets held for sale                                2,631,481      2,403,761
                                                            -----------    -----------

        Total current assets                                  5,166,030      4,895,019

Property, plant and equipment - net of
  accumulated depreciation of $1,336,875 and
  $1,584,836, respectively                                    1,588,546      1,652,737
Property, plant and equipment held for sale                     170,345        214,968

Other assets:
  Test passage bank and test development, net of
    accumulated amortization of $2,362,963 and
    $1,993,978, respectively                                  2,202,998      2,357,997
  Goodwill, net of accumulated amortization of $352,201
    and $621,902, respectively                                  510,056      3,649,130
  Deferred income taxes                                       2,387,895      1,078,027
  Other assets                                                  604,970        664,353
  Other assets held for sale                                    175,922        856,823
                                                            -----------    -----------

        Total assets                                        $12,806,762    $15,369,054
                                                            ===========    ===========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                                                                   Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                                  October 31,
                                                             2 0 0 2       2 0 0 1
                                                             -------       -------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------


Current liabilities:
  Lines of credit                                           $        --     $       --
  Current maturities of long-term debt                           55,556        288,520
  Accounts payable                                              631,454        838,565
  Accrued expenses                                              899,502        816,184
  Current liabilities held for sale                           1,479,534      1,253,158
                                                            -----------     ----------

        Total current liabilities                             3,066,046      3,196,427

Long-term debt:
  Subordinated debt                                           3,530,141      3,530,141
  Long-term debt, net of current portion                      1,530,144      1,496,652
  Other liabilities held for sale                               241,547        494,556
                                                            -----------     ----------

        Total liabilities                                     8,367,878      8,717,776
                                                            -----------     ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0 shares
   issued and outstanding, respectively                              --             --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,594,453 and 2,559,453 shares issued
   and outstanding , respectively                                   259            256
  Additional paid-in capital                                  5,538,393      5,522,296
  Deferred interest                                            (117,293)      (235,553)
  Unearned compensatory stock                                        --         (1,251)
  Retained earnings (deficit)                                  (982,475)     1,365,530
                                                            -----------    -----------

        Total stockholders' equity                            4,438,884      6,651,278
                                                            -----------    -----------

        Total liabilities and stockholders' equity          $12,806,762    $15,369,054
                                                            ===========    ===========

See notes to consolidated financial statements.

                                  F - 4

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE INCOME
                                                            Fiscal Years Ended
                                                                 October 31,
                                                   2 0 0 2        2 0 0 1        2 0 0 0
                                                   -------        -------        -------
Assessment products and services revenues       $ 7,562,468    $ 6,594,163    $ 4,897,923
Instructional revenues                            2,862,927      2,839,008      2,785,497
                                                -----------    -----------    -----------

Total net revenue                                10,425,395      9,433,171      7,683,420

Cost of goods sold                                4,671,262      3,426,117      2,926,825
                                                -----------    -----------    -----------

Gross profit                                      5,754,133      6,007,054      4,756,595
                                                -----------    -----------    -----------

Operating expenses:
  Selling expenses                                2,108,402      1,858,549      1,959,744
  General and administrative expenses             2,797,414      2,785,701      2,955,620
  Write down of software development costs               --             --        120,853
  Impairment of test passage bank                        --             --        685,722
                                                -----------    -----------    -----------

Total operating expenses                          4,905,816      4,644,250      5,721,939
                                                -----------    -----------    -----------

Income (loss) from operations                       848,317      1,362,804       (965,344)
Other income (expense):
  Gain (loss) on sale of assets                     (14,245)            --         26,241
  Interest expense                                 (554,391)      (614,168)      (637,640)
  Investment income                                     887          6,064          6,560
                                                -----------    -----------    -----------

Income (loss) before income taxes                   280,568        754,700     (1,570,183)

Income taxes (benefit)                              113,660        253,464       (605,698)
                                                -----------    -----------    -----------

Income (loss) from continuing operations            166,908        501,236       (964,485)
                                                -----------    -----------    -----------

Income (loss) from discontinued operations:
  Income (loss) from operations net of income
    tax (benefit) of $11,460, $(130,293) and
    $(134,114) respectively                          17,189       (257,660)      (201,153)
  (Loss) on disposal, net of income
    tax (benefit) of $(1,604,734)                (2,532,102)            --             --
                                                -----------    -----------    -----------

  Loss from discontinued operations              (2,514,913)      (257,660)      (201,153)
                                                -----------    -----------    -----------

Net (loss) income                               $(2,348,005)   $   243,576    $(1,165,638)
                                                -----------    -----------    -----------

Weighted average shares outstanding:
  Basic                                           2,587,241      2,559,453      2,438,167
  Diluted                                         2,587,241      2,560,042      2,438,167

Basic and diluted (loss) earnings per share
  Continuing operations                         $       .06    $       .20     $     (.40)
  Discontinued operations                              (.97)          (.10)          (.08)
                                                -----------    -----------     ----------

                                                $      (.91)   $       .10     $     (.48)
                                                ===========    ===========     ==========

See notes to consolidated financial statements.

                                  F - 5

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                              Additional                    Unearned
                  Preferred Stock          Common  Stock        Paid-in        Deferred     Compensatory     Retained
                Shares      Amount      Shares      Amount      Capital        Interest     Stock            Earnings
                ------      ------      ------      ------      -------        --------     ----------       --------




Balance at
 November 1,
 1999              --       $   --      2,141,801     $214       $5,052,479    $ (470,460)   $(19,965)      $2,287,592

 Issuance on
  conversion of
  subordinated
  debentures       --           --        417,652       42          469,817            --          --               --
 Financial
  advisory
  services         --           --             --       --               --            --       9,357               --
 Interest
  expense          --           --             --       --               --       117,937          --               --
 Net (loss)        --           --             --       --               --            --          --       (1,165,638)
                 ----       ------      ---------     ----       ----------    ----------    --------       ----------

Balance at
 October 31,
 2000              --           --      2,559,453      256        5,522,296      (352,523)    (10,608)       1,121,954

 Financial
  advisory
  services         --           --             --       --               --            --       9,357               --
 Interest
  expense          --           --             --       --               --       116,970          --               --
 Net income        --           --             --       --               --            --          --          243,576
                 ----       ------      ---------     ----       ----------    ----------    --------       ----------

Balance at
 October 31,
 2001              --           --      2,559,453      256        5,522,296      (235,553)     (1,251)       1,365,530

 Issuance of
  common stock
  for payment of
  prior year
  bonuses          --           --         35,000        3           16,097            --          --               --
 Financial
  advisory
  services         --           --             --       --               --            --       1,251               --
 Interest
  expense          --           --             --       --               --       118,260          --               --
 Net (loss)        --           --             --       --               --            --          --       (2,348,005)
                 ----       ------      ---------     ----       ----------    ----------    --------       ----------

Balance at
 October 31,
 2002              --       $   --      2,594,453     $259       $5,538,393    $ (117,293)   $     --       $ (982,475)
                 ====       ======      =========     ====       ==========    ==========    ========       ==========










See notes to consolidated financial statements.

                                  F - 6

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Page 1 of 2

                                                           Fiscal Years Ended October 31,
                                                         2 0 0 2      2 0 0 1      2 0 0 0
                                                         -------      -------      -------
OPERATING ACTIVITIES
  Net income (loss)                                   $(2,348,005)   $ 243,576   $(1,165,638)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                         795,727      728,357       972,151
    Deferred interest                                     118,260      116,970       117,937
    Deferred income taxes                              (1,309,868)     168,308      (830,935)
    Financial advisory services                             1,251        9,357         9,357
    Loss on discontinued operations                     1,109,248           --            --
    Impairment of goodwill - discontinued operations    3,027,588           --            --
    Write down of software development costs                   --           --       120,853
    Impairment of test passage bank                            --           --       685,722
    Bad debt expense                                        1,706           --        97,545
    Gain (loss) on sale of assets                          14,245           --            --
  Changes in operating assets and liabilities:
    Accounts receivable                                   342,999     (335,676)      (80,153)
    Inventories                                               117      (30,596)     (127,586)
    Prepaid expenses                                     (252,968)      20,593        31,518
    Other assets                                               --           --        (1,388)
    Net assets from discontinued operations              (638,077)    (473,574)       22,746
    Accounts payable and accrued expenses                 (85,236)     593,816       156,740
                                                      -----------    ---------   -----------

        NET CASH FLOWS FROM OPERATING ACTIVITIES          776,988    1,041,131         8,869
                                                      -----------    ---------   -----------

INVESTING ACTIVITIES
  Test passage bank and test development                 (213,986)    (346,398)     (564,700)
  Software development costs                              (12,616)     (20,493)      (93,529)
  Prepublication costs                                   (149,279)     (65,504)     (112,470)
  Proceeds from sale of marketable securities                  --           --       175,000
  Proceeds from sale of assets                                 --       17,000            --
  Acquisition of fixed assets                             (68,383)     (24,961)      (67,444)
                                                      -----------    ---------   -----------


NET CASH FLOWS FROM INVESTING ACTIVITIES                 (444,264)    (440,356)     (663,143)
                                                      -----------    ---------   -----------





See notes to consolidated financial statements.

                                  F - 7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   Page 2 of 2

                                                           Fiscal Years Ended October 31,
                                                         2 0 0 2      2 0 0 1      2 0 0 0
                                                         -------      -------      -------
FINANCING ACTIVITIES
  Net proceeds (repayments) from loan payable            (197,579)   (697,748)      697,748
  Repayment of long-term debt                                  --    (247,485)     (196,354)
                                                       ----------   ---------   -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 (197,579)   (945,233)      501,394
                                                       ----------   ---------   -----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS              135,145    (344,458)     (152,880)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                                   47,643     392,101       544,981
                                                       ----------   ---------   -----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                     $  182,788   $  47,643   $   392,101
                                                       ==========   =========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                             $  554,391   $ 722,030   $   824,852
                                                       ==========   =========   ===========
  Income taxes                                         $  163,660   $  29,700   $   102,982
                                                       ==========   =========   ===========

  Noncash investing and financing activities:

  Conversion of debt to common stock                   $       --   $      --   $   469,859
                                                       ==========   =========   ===========







See notes to consolidated financial statements.

                                  F - 8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------
Touchstone Applied Science Associates, Inc. (the "Company") develops, publishes and distributes a proprietary line of tests specifically to meet clients' measurement specifications to elementary and secondary schools, colleges and universities throughout the United States. The remainder of the Company's assessment segment is comprised of Beck Evaluation & Testing Associates, Inc. ("BETA"), a company which designs, develops and evaluates assessment needs for schools, school districts and test and textbook publishers throughout the United States. The Company's instructional segment is comprised of Modern Learning Press, Inc. ("MLP"), a company which designs, publishes and distributes "consumable" student workbooks for grades K-6 and creates and publishes books, pamphlets and test preparation materials for teachers, students and parents throughout the United States. The Company's educational delivery segment is comprised of TASA Educational Services Corporation ("TESC"), which was established to manage the Company's educational delivery business and MESI Acquisition Corp. ("MESI"), which operates a post-secondary school in two locations.

The Company was originally incorporated in the State of New York in 1976. In August 1991, the Company changed its corporate domicile to Delaware by merger into a Delaware corporation created exclusively for that purpose. In January 1997, the Company purchased the outstanding capital stock of BETA. In May 1997, the Company formed a wholly-owned subsidiary, MLP, which purchased certain assets of Programs for Education, Inc. In July 1998, the Company formed a wholly-owned subsidiary, TESC. In November 1998, TESC formed a wholly-owned subsidiary, which purchased substantially all of the operating assets of the Mildred Elley School, Inc. ("Former
Elley"). In June 2000, MESI changed its name to Mildred Elley School, Inc. ("Elley"). (See also note 2 re: discontinued operations).


Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, BETA, MLP, TESC and its wholly-owned subsidiary Elley. All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the presentation of the fiscal year ended October 31, 2002. Due to the proposed sale of Elley, Elley's operations have been reflected as discontinued operations (note 2).

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Goodwill
--------

Included in the purchase of the Company's subsidiaries was goodwill totaling $374,067 for BETA, $2,490,864 for MLP and $3,408,776 for
Elley. This goodwill was being amortized over a period of fifteen years for BETA and MLP and thirty years for Elley. In July 1997, the Company deemed goodwill purchased in the MLP transaction totaling $2,002,674 to be impaired based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Accordingly, goodwill was reduced to fair value. During the second quarter of the fiscal year ended October 31, 2002 as a result of the proposed sale of the delivery segment (Note 2) the Company deemed the goodwill purchased in the Elley transaction, with the remaining book value totaling approximately $3,021,000, to be similarly impaired. The impairment of the goodwill from the Elley transaction is being reported as part of the loss on the disposal from discontinued operations.

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

The Company will apply the new rules for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending October 31, 2003. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $58,000 per year. The Company has performed the first of the required impairment tests of goodwill as of November 1, 2002 and has determined there to be no impairment of the remaining goodwill on that date. The net carrying value of goodwill at November 1, 2002 is $198,159 and $311,897 for Beta and MLP, respectively.

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

As of October 31, 2002, 2001 and 2000 unamortized software development costs totaled approximately $97,000, $124,000 and $140,000, respectively, and were included as a component of other assets within the Company's balance sheets.

Amortization
------------

Loan origination costs and mortgage costs (see Note 7) are amortized using the straight-line method over the term of the indebtedness. Other capitalized costs are amortized using the straight-line method over a period of five (5) years for software development, seven (7) years for non-compete agreements, seven to eleven (7 - 11) years for test passage bank and test development costs, and fifteen to thirty (15 - 30) years for goodwill. Amortization expense totaled $677,397, $706,723 and $826,658 for the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Accrued Expenses
----------------

Accrued expenses consist of the following:
                                              October 31,
                                            2002       2001
                                            ----       ----

Profit sharing                           $166,397    $166,999
Commissions                                66,946      55,001
Salary                                    161,174     181,865
Professional fees                         116,078     144,616
Royalties                                 135,378     157,800
Consulting                                142,748          --
Other                                     110,781     109,903
                                         --------    --------

                                         $899,502    $816,184
                                         ========    ========

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2002, the Company's uninsured cash balances totaled $82,788. At October 31, 2001, all of the Company's cash balances were insured. The Company performs periodic reviews of the relative credit rating of its banks to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Rights of Return
----------------

There is a right of return on test booklets, answer sheets and certain software products. Upon return within a specified period, a credit is issued, with certain chargeoffs, or, in the case of software products, the item is replaced. In the past, the Company's returns have been insignificant. As a result, no reserve has been provided.

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

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2002 and 2001, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Earnings (loss) per Share
-------------------------

Earnings (loss) per share for each of the fiscal years ended October 31, 2002, 2001 and 2000 was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with Statement of Financial Accounting Standards
("SFAS") No. 128, "Earnings Per Share". The Company had a net loss for the fiscal years ended October 31, 2002 and 2000 and, accordingly, common stock equivalents are excluded from this computation as the effect would be anti-dilutive.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Marketing and Promotional Costs
-------------------------------

Marketing and promotional costs are expensed as incurred and aggregated approximately $721,000, $750,000 and $688,000 from continuing operations for the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

Recently Issued Accounting Pronouncements
-----------------------------------------

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the periods in which the losses are incurred, rather than as of the measurement date as previously required. The Company has implemented SFAS 144 as it relates to the sale of the delivery segment (see Note 2).

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. The Company has reported the disposal of its delivery segment pursuant to SFAS 144.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SALE OF DELIVERY SEGMENT
---------------------------------

The Company has determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter of the fiscal year ended October 31, 2002, the Company reached a decision to sell its proprietary school. Consistent with this determination, the Company entered into a letter of intent to sell substantially all the assets and liabilities of Elley to Elley's current president and former owner (the Elley Letter of Intent - "ELI"). The Company will receive $1,000,000, payable in cash and a promissory note. At closing, the amount due on the promissory note will be equal to the note payable to the United States Small Business Administration ("SBA"). The remainder is payable in cash. The promissory note will incur interest at prime plus .75% commencing on the first anniversary of the closing with monthly interest only payments for months 13 through 24. Beginning with month 25, the payments will consist of principal and interest amortized over a four-year period. At the end of the 48 months, a balloon payment is due. At October 31, 2002, the SBA loan totaled approximately $251,000.

The assets to be sold constitute substantially all the assets and operations of the Company's educational delivery segment. Under the provisions of SFAS 144, since the Company entered into a plan to dispose of the operations of Elley during the current fiscal year, the Company is reporting the proposed sale of the segment's operations as discontinued operations. In addition, the Company has written down the assets of Elley to reflect the fair value of the net assets to be sold, and has taken an additional loss on disposal of approximately $4,137,000 less a tax benefit of approximately $1,605,000 which included the impairment of goodwill of approximately $3,021,000 less a tax benefit of approximately $1,162,000. The revenues for the delivery segment were $5,882,026, $4,966,974 and $5,150,496 for the years ended October 31, 2002,
2001 and 2000, respectively.

Completion of definitive documentation and closing has been delayed as a result of two intervening actions of the United States Department of Education ("USDOE"). USDOE had permitted a temporary suspension of the required Title IV recertification process in lieu of Elley's pending application to change ownership in connection with the sale. In early October 2002, USDOE advised Elley to complete the recertification process prior to continuing pursuit of a change of ownership. Elley also received a Final Audit Determination letter from USDOE for the audit period through October 31, 2001 which indicated a referral to Administrative Actions and Appeals for action, if any, deemed necessary from its "Repeat Finding-Failure to Take Corrective Action" related to late refunds. Although Elley permitted the ELI to expire, the parties have agreed to continue negotiations to complete the definitive documentation upon receipt of the USDOE recertification and determination related to the Repeat Finding. The transaction is expected to be completed by the end of April 2003.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SALE OF DELIVERY SEGMENT (continued)
---------------------------------

                                                                    October 31,
                                                                 2002         2001
                                                                 ----         ----
Net current assets held for sale consist of the following:
  Cash                                                       $  166,327    $   89,409
  Tuition receivable                                          2,260,832     2,234,908
  Inventory                                                     130,475        33,112
  Note receivable                                                 9,327         9,327
  Prepaid expenses                                               64,520        37,005
                                                             ----------    ----------

                                                             $2,631,481    $2,403,761
                                                             ==========    ==========

Net property plan and equipment held for sale                $  170,345    $  214,968
                                                             ==========    ==========

Net other assets held for sale consist of the following:
  Notes receivable                                           $  150,000    $  150,000
  Tuition receivable                                                 --       702,409
  Other                                                          25,922         4,414
                                                             ----------    ----------

                                                             $  175,922    $  856,823
                                                             ==========    ==========

Current liabilities held for sale consist of the following:
  Lines of credit                                            $  400,000    $  400,000
  Current maturities of long-term debt                           57,540       226,285
  Current maturities of capital lease obligations                19,738        34,096
  Accounts payable                                              694,875       466,201
  Accrued expenses                                              307,381       126,576
                                                             ----------    ----------

                                                             $1,479,534    $1,253,158
                                                             ==========    ==========

Other liabilities held for sale consist of the following:
  Long-term debt, net of current portion                     $  227,053    $  461,667
  Long-term capitalized lease obligations,
   net of current portion                                        14,494        32,889
                                                             ----------    ----------

                                                             $  241,547    $  494,556
                                                             ==========    ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SALE OF DELIVERY SEGMENT (continued)
---------------------------------

Tuition Receivable
------------------

Elley provides alternate financing arrangements for those students who do not qualify for Federal and state financial aid to cover their tuition. Since student contracts acquired as part of the Elley acquisition, as well as self-funded students who entered school subsequent thereto, have varying repayment terms which extend beyond the next twelve-month period, these receivables have been classified as current and non-current, as appropriate.

Notes Receivable
----------------

As of October 31, 2002 and 2001, Elley held two notes receivable in the aggregate amount of $159,327. The notes receivable include (1) a $150,000 note with interest at a rate of 6.17% per annum secured by a mortgage on certain of the obligor's real property, with principal due on December 31, 2003 and (2) a $9,327 note with an annual interest rate of 8.75% requiring monthly payments of $516 consisting of principal and interest, commencing February 1, 2001.

Lines of Credit
---------------

As of October 31, 2002, Elley owed $400,000 to a bank, which is the maximum available under its lines of credit promissory notes. The notes are collateralized by a second lien on all of Elley's corporate assets as well as the guarantees of both TESC and TASA. The notes bear interest at a rate of 1.0% above the prime lending rate and are due on February 28, 2003.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SALE OF DELIVERY SEGMENT (Continued)
---------------------------------

Long-Term Debt
--------------

Long-term debt for liabilities held for sale consist of the following:

                                                       Interest    Due          October 31,
                                                         Rate      Date       2002       2001
                                                         ----      ----       ----       ----
Unsecured notes payable to stockholders
 of Former Elley in equal quarterly
 installments of $73,830 including interest            8 1/5%      2003    $     --    $139,176

Unsecured notes to tap in equal monthly
 installments of $20,791 including interest                7%      2002          --     201,398

Secured note payable to bank for working
 capital requirements in equal monthly principal
 payments of $3,512 plus interest, secured by
 substantially all the assets of MESI              Prime + 2%      2008     240,891     283,050

Secured notes payable for equipment
 financing in equal monthly installments of
 $2,273 and $1,500 including interest              Prime + 1%      2003      43,702      63,788
                                                                           --------    --------

                                                                            284,593     687,952
Less:  current maturities                                                    57,540     226,285
                                                                           --------    --------

Non-current portion                                                        $227,053    $461,667
                                                                           ========    ========

Concentration of Credit Risk
----------------------------

As part of the acquisition of Elley, the Company acquired unsecured student loans which are being reflected at net realizable value. Additionally, Elley initiated unsecured student loans until readmitted into the federal student loan program in January 2001. The risk of loss to the Company is the balance owed by the student at the time of default. Elley monitors these loans as closely as possible to mitigate the potential risk.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SALE OF DELIVERY SEGMENT (Continued)
---------------------------------

Revenue Recognition
-------------------

Tuition revenues from Elley's educational delivery division are recognized at the point in time in which Elley has no exposure to future tuition refunds associated with the respective academic semester.

Regulatory Compliance
---------------------

As an educational institution, Elley is subject to licensure from various accrediting and state authorities and other regulatory requirements of the United States Department of Education. As of October 31, 2002 and 2001, Elley was not in compliance with all such requirements, having received in August 2002 a Final Audit Determination for the period November 1, 2000 through October 31, 2001 with two open findings - (i) requirement that Elley return or repay an aggregate of $10,500 of funds from various federal programs and (ii) a Repeat Finding related to late refunds. The repayment has been made; however, Elley is still awaiting determination of the action, if any, to be taken by USDOE related to the Repeat Finding.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment are summarized as follows:


                                                   October 31,
                                            2 0 0 2          2 0 0 1
                                            -------          -------

Land                                      $  161,367      $  161,367
Building and improvements                  2,351,722       2,340,597
Furniture, fixtures and equipment            412,332         653,560
Automobiles                                       --          82,049
                                          ----------      ----------

                                           2,925,421       3,237,573
Less:  accumulated depreciation            1,336,875       1,584,836
                                          ----------      ----------

                                          $1,588,546      $1,652,737
                                          ==========      ==========

Depreciation expense for the fiscal years ended October 31, 2002, 2001 and 2000 was $118,330, $133,914 and $156,676, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - TEST PASSAGE BANK AND TEST DEVELOPMENT
-----------------------------------------------

The test passage bank is principally comprised of payroll and payroll-related costs as well as freelance consulting costs expended in the development of test passages which are used in the creation of the Company's tests. The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's Degrees of Reading Power Test ("DRP") have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period.

During the year ended October 31, 2000, the Company deemed certain of its test passages, in the net aggregate amount of $685,722, to be impaired based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Accordingly, the value of these passages was reduced to zero.

NOTE 5 - LINES OF CREDIT
------------------------

In March 2000, the Company obtained a line of credit totaling $750,000 from a bank. Borrowings under the line of credit accrue interest at the bank's prime rate plus one percent (1.0%) and the line, as amended, expires on April 1, 2003 The line is collateralized by the Company's accounts receivable (excluding those receivables associated with the Company's wholly-owned subsidiary TESC and its related subsidiaries) and inventory and contains various financial covenants pertaining to the maintenance of working capital and debt service coverage. In May 2002, the Company increased its availability under
the line from $750,000 to $1,000,000.    As of October 31, 2002, the
Company was in compliance with all such covenants. There were no outstanding borrowings under this line as of October 31, 2002 and 2001.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- MORTGAGE PAYABLE
------------------------

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

NOTE 7 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:

                                                  Interest      Due            October 31,
Description                                         Rate        Date      2 0 0 2       2 0 0 1
-----------                                         ----        ----      -------       -------
Secured mortgage payable to bank in
    monthly installments of $15,196
    including interest (Note 7)                     8 1/8%      2007    $1,585,700    $1,635,172

Secured note payable to stockholder of
    Programs for Education, Inc. in equal
    quarterly installments of $50,000           Prime + 1%
    plus interest, secured by certain titles    (but no less
                                                 than 9%)       2002            --       150,000
                                                                        ----------    ----------

                                                                         1,585,700     1,785,172

Less:  current  maturities                                                  55,556       288,520
                                                                        ----------    ----------

Non-current portion                                                     $1,530,144    $1,496,652
                                                                        ==========    ==========

Long-term debt matures as follows:

Fiscal year ending October 31:
                2003                            $   55,556
                2004                                60,241
                2005                                65,322
                2006                                70,832
                2007                             1,333,749
                                                ----------

                Principal payments remaining    $1,585,700
                                                ==========
                                  F - 22

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SUBORDINATED DEBENTURE AGREEMENT
-----------------------------------------

In October 1998, the Company issued debentures to Cahill Warnock Strategic Partners Fund L.P. ("CWSPF") and Strategic Associates, L.P. ("SA") for an aggregate of $4,000,000 pursuant to a Securities Purchase Agreement entered into among the parties in September 1998. These debentures are subordinate to certain senior indebtedness (Note 6). Interest pursuant to the debentures is incurred at an annual rate of eight percent (8%) and is payable quarterly. The debentures, which were originally due in October 2003, contain provisions for the prepayment of the loan's principal. Among other provisions, the Company agreed to use the proceeds from the debentures to acquire Elley and other comparable educational institutions which are approved by CWSPF and SA. Additionally, the agreement contains provisions for the issuance of warrants, allowing CWSPF and SA to acquire an aggregate of 690,230 shares of the Company's common stock at $1.125 per share. These warrants are exercisable for a five-year period from designated initial dates as set forth in the debenture agreement. The value of the warrants has been reflected as a deferred interest charge and is being amortized over the original life of the agreement. In February 2000, CWSPF and SA exercised an aggregate of 417,652 warrants for $469,859. The proceeds from the exercise were used to reduce the principal balance of the subordinated debentures. The agreement calls for certain restrictive covenants, with which the Company was in compliance at October 31, 2002 and 2001. In September 2002, the due date of the note was extended to February 1, 2004.

NOTE 9 - RETIREMENT PLANS
-------------------------

The Company has a qualified 401(k) Profit Sharing Plan under which eligible employees who are eighteen years of age and have completed either six months or one thousand hours of employment become participants. For fiscal years ended before November 1, 2000, the Plan allowed total contributions of up to fifteen percent (15%) of the eligible employee's salary through Company contributions and a salary reduction mechanism. Company contributions to the Plan were optional and accrued at the discretion of the Board of Directors. For the fiscal year ended October 31, 2000, the Company did not contribute to the profit sharing plan. Effective November 1, 2000, the Company amended the Plan to provide a matching component under the 401 (k) Profit Sharing Plan of up to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended so that an employee is not eligible until completing twelve months or two thousand hours of employment and may enter the plan at specified entry dates.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RETIREMENT PLANS (Continued)
-------------------------

Net assets for the Profit Sharing Plan, as estimated by the Massachusetts Mutual Life Insurance Company, which maintains the plan's records, were $1,735,127 and $1,667,686 at October 31, 2002 and 2001, respectively.

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

Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company, which maintains the plan's records, were $940,550 and $936,111 at October 31, 2002 and 2001, respectively.

For the fiscal years ended October 31, 2002, 2001 and 2000, retirement plan costs aggregated $166,000, $146,000 and $197,500, respectively.

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

Stock Issued for Bonuses
------------------------

In January 2002, the Company paid approximately $16,000 of bonuses due to certain officers for the year ended October 31, 2001 through the issuance of 35,000 shares of restricted common stock.

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

1991 Plan activity is summarized as follows:
                                                       Option Price
                                             Shares    Per Share
                                             ------    ---------

Options outstanding - November 1, 2000      498,308    $1.438 - $11.00
Granted                                          --    --
Canceled                                     22,750    $1.438 - $2.88
Exercised                                        --    --
                                            -------

Options outstanding - October 31, 2001      475,288    $1.668 - $11.00
Granted                                          --    --
Canceled                                        375    $1.668
Exercised                                        --    --
                                            -------

Options outstanding - October 31, 2002      474,913    $1.668 - $11.00
                                            =======
Options exercisable - October 31, 2002      474,913
                                            =======

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

2000 Stock Incentive Plan
-------------------------

In February of Fiscal 2000, the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") which supercedes the 1991 Plan. Options outstanding under the 1991 Plan at October 31, 2000 will remain effective until forfeited, cancelled, or expired without exercise. The 2000 Plan calls for options to purchase up to an aggregate of an additional 300,000 shares of the Company's common stock plus such additional shares as becomes available under the 1991 Plan by reason of forfeiture of awards granted thereunder or cancellation or expiration of such shares without exercise, and may be granted to officers, key employees, directors, and consultants of the Company. Subject to the terms of the 2000 Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 150,000 shares in any three fiscal-year period. All options are 100% vested after twelve months and may be exercised for a nine-year period commencing one year from the date of grant. The exercise price of an option granted under the 2000 Plan may not be less than the fair market value of the Company's common stock on the date of grant.

Options outstanding November 1, 2001           --    --
Granted                                    79,800    $0.46
Canceled                                       --    --
Exercised                                      --    --
                                           ------

Options outstanding - October 31, 2002     79,800    $0.46
                                           ======
Options exercisable - October 31, 2002         --    --
                                           ======

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

Directors Stock Option Plan (continued)
---------------------------

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

Directors stock option plan activity is summarized as follows:

                                                       Option Price
                                             Shares    Per Share
                                             ------    ---------

Options outstanding - November 1, 2000       19,375    $1.50 - $7.85
Granted                                      15,000    $0.62 - $0.6875
Canceled                                         --    --
Exercised                                        --    --
                                             ------

Options outstanding - October 31, 2001       34,375    $1.50 - $7.85
Granted                                      12,500    $1.00
Canceled                                         --    --
Exercised                                        --    --
                                             ------

Options outstanding - October 31, 2002       46,875    $0.62 - $7.85
                                             ======
Options exercisable - October 31, 2002       34,375    $0.62 - $7.85
                                             ======


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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Consultants Stock Incentive Plan (continued)
--------------------------------
                                                       Option Price
                                             Shares    Per Share
                                             ------    ---------

Options outstanding - November 1, 2000       3,750     $1.752 - $1.76
Granted                                         --     --
Canceled                                     3,750     $1.752 - $1.76
Exercised                                       --     --
                                             -----

Options outstanding - October 31, 2001          --     --
Granted                                      7,500     $.90
Canceled                                        --     --
Exercised                                       --     --
                                             -----

Options outstanding - October 31, 2002       7,500     $.90
Options exercisable - October 31, 2002          --     --

Stock Based Compensation
------------------------

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees". As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied.
The pro forma net income (loss) and income (loss) per share for the fiscal years ended October 31, 2002, 2001 and 2000 would have been $(2,590,923) and $(.91), and $238,279 and $.09 and $(1,181,682) and
$(.48), respectively had the fair value method been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended October 31, 2002, 2001 and 2000, respectively: expected volatility of 145%, 142% and 165%, 136% and 83% respectively; risk free interest rate of 4.16% and 4.50%, 4.66% and 6 1/2%, respectively; and expected lives of 5 to 10 years.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Compensatory Stock
------------------

In 1996 and 1997, the Company entered into written consulting agreements with several financial consulting firms. The agreements were for one to five year periods. The consultants received an aggregate of 75,000 shares of the Company's common stock in exchange for consulting services. In addition, several of the agreements provide for the issuance of warrants to purchase an aggregate of 187,500 shares of the Company's common stock for a five year period at exercise prices ranging from $1.876 to $2 per share. The cost of these services was valued at $140,626 and is being expensed over the term of the agreements. At October 31, 2002, this amount had been fully amortized. The amount of unearned compensation related to the shares issued under these agreements was reflected as a reduction of stockholders' equity.

NOTE  11 - INCOME TAXES
-----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:


                                                          October 31,
                                                    2 0 0 2          2 0 0 1
                                                    -------          -------
    Deferred tax assets:
      Goodwill                                  $   523,875       $  481,954
      Net operating loss                          1,842,891          314,297
      Bad debt allowance                             29,039          285,188
      Other                                          14,652           30,096
                                                -----------       ----------

      Gross deferred tax assets                   2,410,457        1,111,535
                                                -----------       ----------

    Deferred tax liability:
      Test passage bank and test development        (22,562)         (33,508)
                                                -----------        ----------

      Gross deferred tax liability                  (22,562)         (33,508)
                                                -----------        ----------

      Net deferred tax assets                    $2,387,895       $1,078,027

The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11 - INCOME TAXES (Continued)
----------------------

The Company's income tax expense from continuing operations consists of the following:

                                                Fiscal Years Ended October 31,
                                           2 0 0 2        2 0 0 1         2 0 0 0
                                           -------        -------         -------
  Current:
    Federal                               $     --      $(119,521)      $  24,616
    State                                    7,563         44,113          27,611
                                          --------      ---------       ---------

                                             7,563        (75,408)         52,227
                                          --------      ---------       ---------
  Deferred:
    Federal                                 81,925        254,876        (509,892)
    State                                   24,172         73,996        (148,033)
                                          --------      ---------       ---------

                                           106,097        328,872        (657,925)
                                          --------      ---------       ---------

  Provision (benefit) for income taxes    $113,660      $ 253,464       $(605,698)
                                          ========      =========       =========

A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate for continuing operations is as follows:

                                                   Fiscal Years Ended October 31,
                                                    2 0 0 2    2 0 0 1   2 0 0 0
                                                    -------    -------   -------
U.S. Federal income tax statutory rate                34%        34%      (34)%

State income tax, net of Federal income tax benefit    7          7        (7)


Other - including tax free income, goodwill
     and net operating losses                         --         (7)        2
                                                      --         ---      ----

Effective tax rate                                    41%        34%      (39)%
                                                      ==         ==       ====

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - EMPLOYMENT AGREEMENTS
-------------------------------

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

The aggregate commitment for future salaries as of October 31, 2002, excluding bonuses, is as follows:

Fiscal year ending October 31:
                            2003        $  877,300
                            2004           511,481
                            2005           292,163
                            2006            30,966
                                        ----------

                                        $1,711,910
                                        ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13- SEGMENT INFORMATION
----------------------------

                                            Assessment    Instructional      Total
                                            ----------    -------------      -----
Fiscal Year Ended October 31, 2002:
Revenues                                    $7,562,468     $2,862,927     $10,425,395
Interest and dividend income                        --            887             887
Interest expense                               549,891          4,500         554,391
Depreciation and amortization                  623,192        172,535         795,727
Income (loss) from continuing operations
  before income taxes                          213,620         66,948         280,568
Total segment assets                         8,027,930      1,801,084       9,829,014
Expenditures for segment assets                291,663        152,601         444,264

Fiscal Year Ended October 31, 2001:
Revenues                                    $6,594,163     $2,839,008      $9,433,171
Interest and dividend income                     6,064             --           6,064
Interest expense                               590,300         23,868         614,168
Depreciation and amortization                  562,635        165,722         728,357
Income (loss) from continuing operations
  before income taxes                          583,933        170,767         754,700
Total segment assets                         6,929,437      1,917,446       8,846,883
Expenditures for segment assets                435,961         58,188         494,149

Fiscal Year Ended October 31, 2000:

Revenues                                    $4,897,923     $2,785,497      $7,638,420
Interest and dividend income                     3,476          3,084           6,560
Interest expense                               593,619         44,021         637,640
Depreciation and amortization                  832,786        139,365         972,151
Loss from continuing operations
  before income taxes                       (1,491,295)       (78,888)     (1,570,183)
Total segment assets                         6,759,378      2,556,857       9,316,235
Expenditures for segment assets                706,081        162,981         869,062


Included in the assessment segment reporting are corporate overhead expenses of approximately $448,000, $467,000 and $500,000 for the fiscal years ended October 31, 2002, 2001 and 2000, respectively.

The Company's operations are primarily conducted in the United States. Information about the Company's operations in different geographic areas for the fiscal years ended October 31, 2002, 2001 and 2000, is not considered material to the financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Termination of Former Employee
------------------------------

In January 2000, a former employee of Elley commenced an action against the Company, Elley and an executive officer of Elley in the Supreme Court of the State of New York in the county of Albany.
The complaint alleged claims of wrongful termination of employment and sought damages as compensation. An agreement to settle the action has been reached with the complainant. The Company has fulfilled all its obligations under such agreement.

Litigation Proceedings
----------------------

The former owner of the Mildred Elley School, Inc. ("Plaintiff") commenced an action alleging defaults in the payment of certain amounts under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of Elley (TASA's wholly-owned subsidiary). The complaint also alleges certain defaults by Elley in the employment agreement between Elley and the Plaintiff, the former owner of the Mildred Elley School, Inc. who is currently Elley's president and chief executive officer. The Company has defended primarily based on offsets related to breaches of warranties in the asset purchase agreement.

The court issued a decision which granted summary judgment to the plaintiff on two demand notes in the total principal amount of $67,000 plus attorneys fees of $7,690 and recognized the right of offset and granted summary judgment in favor of Elley on a separate issue. Cross-appeals of the lower court's decision are pending currently in the New York State Appellate Division and enforcement of the decision is stayed pending adjudication of the appeal. An agreement to settle all the claims in this litigation is part of the contemplated sale transaction referenced in Note 2.

The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% subordinated debentures, in the outstanding principal amount of $3,530,141 currently held by CWSPF and SA (See Note 8). As of October 31, 2002, the Company has not received a notice of default from CWSPF and SA.

                                SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

January 29, 2003           By:  /s/ ANDREW L. SIMON
                               ----------------------------------------
                             Andrew L. Simon
                             President and Chief Executive
                             Officer (principal executive officer and
                             principal financial officer)


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman     January 29, 2003
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director            January 29, 2003
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director            January 29, 2003
-------------------------
    Steven R. Berger

/s/ JOSEPH A. FERNANDEZ              Director            January 29, 2003
-------------------------
    Joseph A. Fernandez

/s/ DONALD W. HUGHES                 Director            January 29, 2003
-------------------------
    Donald W. Hughes

/s/ LINDA G. STRALEY                 Director            January 29, 2003
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director            January 29, 2003
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director            January 29, 2003
-------------------------
    David L. Warnock





                                CERTIFICATION

            I, ANDREW L. SIMON, certify that:

            1. I have reviewed this Annual Report on Form 10-KSB of TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC. for the fiscal year ended October 31, 2002.

            2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

            3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");
and

            c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 29, 2003

                                        /s/ ANDREW L. SIMON
                                        --------------------

                                        President, Chief Executive Officer
                                        and Chief Financial Officer