Form 10QSB
period 2003-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2003-03-17
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended January 31, 2003

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of March 17, 2003: 2,594,453 shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                               PART I

                       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended January 31, 2003 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002 ("Fiscal 2002"), which may cause actual results to differ materially from those described.

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

RESULTS OF OPERATIONS

        The following table compares the revenues for the assessment division and the instructional division for the fiscal quarter ended January 31, 2003 versus the fiscal quarter ended
January 31, 2002.

         RESULTS OF OPERATIONS FOR THE FIRST FISCAL QUARTER
                     ENDED ON JANUARY 31, 2003

                           Three Months
                         Ended January 31,
                         -----------------
                                                  %
                         2003        2002       Change
                         ----        ----       ------

                           (in thousands
                            of dollars)



Assessment Products     $1,745.7   $1,452.9      20.2
Revenues

Instructional Revenues    $247.3     $258.7      (4.4)

Total Revenues          $1,993.0   $1,711.6      16.4
from Continuing
Operations


        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                     Three Months
                                   Ended January 31,
                                   -----------------

                                    2003       2002
                                    ----       ----

                                    (in percentages)

Revenues                            100%       100%


        Gross Profit                 47         49


Operating Expense:


        Selling Expense              30         22


        General & Administrative     30         38


(Loss) from Operations              (13)       (11)


        Other (Expense)              (7)        (8)


(Loss) Income from
Continuing Operations               (13)       (12)


Loss from Discontinued
Operations, net of taxes             (2)       (17)


Net (Loss)                          (15)       (29)



        REVENUES. Net revenues from continuing operations for the
        --------
three-months ended January 31, 2003 (the "current quarter") increased by 16.4%, or $211,382, to $1,922,988 as compared to net revenues of $1,711,606 in the three months ended January 31, 2002 (the "comparable quarter"). The overall increase is attributable to increased sales of the Company's assessment products, both proprietary and custom. While revenues did increase substantially for the current quarter of the Company's fiscal year, it should be noted that historically, the first quarter has the smallest percentage of yearly sales due to the inherent seasonality of our business.

        Revenues from our assessment division increased by 20.2%, or $292,757, during the current quarter, or from $1,452,922 in the comparable quarter to $1,745,679 in the current quarter. Our proprietary testing products have been responsible for the greatest percentage increases. This is due to the implementation of proprietary tests to meet the requirements of the Educational Reauthorization Act of 2001 or the "No Child Left Behind (NCLB)" Act.

        The instructional division's revenues decreased by $11,375 or 4.4%, from $258,684 in the comparable quarter to $247,309 in the current quarter. This decrease was due to state and district budget shortfalls anticipated for the 2002-2003 school year. Since mid-January, however, we are again seeing moderate growth in our supplemental line of products. While it is too early to determine if this positive change will continue for the year, the Company is encouraged by these preliminary results.

        COST OF GOODS SOLD. Cost of goods sold for the current
        ------------------
quarter increased by 21%, or $185,251, from $876,687 in the comparable quarter to $1,061,938 in the current quarter. Cost of goods sold is now 53% of revenues for the current quarter versus 51% for the comparable quarter. The increase in cost of goods sold is due to both volume growth of assessment products as well as decreasing margins. While the percent of cost of goods sold in the proprietary assessment unit has decreased by almost 10 percentage points from 48.4% in 2002 to 38.8% in 2003, in the custom area, the mix of BETA assignments significantly increased year-to-year costs by almost 15 percentage points, or from 58.5% in 2002 to 73.0% in 2003. We believe the billing mix will change as we move through the year and will reduce cost of goods sold as a percentage of revenue.

        GROSS PROFIT.  Gross profit from continuing operations
        ------------
increased to $931,050 in the current quarter from $834,919 in the comparable quarter, or by $96,131. However, the gross profit margin declined to 47% in the current quarter versus 49% in the comparable quarter.

        SELLING EXPENSE.  Selling expense for the current
        ---------------
quarter increased by 56.2%, or $211,793, versus the comparable quarter. Selling expenses increased because of the Company's decision to accelerate marketing spending in the first quarter of its fiscal year to drive business throughout the year. Sales of assessment products have increased in part due to increased marketing activities and related expenditures. Further, since supplemental instructional products have exhibited industry-wide declines, we believe we have been able to stem this trend by up-front spending. Thus, selling expense was 30% of revenues for the current quarter versus 22% in the comparable quarter.

        GENERAL AND ADMINISTRATIVE EXPENSES.  General and
        -----------------------------------
administrative expenses for the current quarter were $591,523 versus $644,176 for the comparable quarter. This decrease of $52,653 was 8.2%. The Company has decreased G&A expense to 30% of revenues in the current quarter from 38% of revenues in the comparable quarter. This decrease has resulted from the conscious effort on the part of the Company to hold non-personnel expenses steady. Further, we have shifted certain manpower from general and administrative to revenue-producing activities which are
classified as cost of goods sold.   As a result, we have
succeeded in increasing revenues without significantly increasing manpower.

        EBITDA.  Earnings (loss) before interest, taxes,
        ------
depreciation and amortization on the Company's continuing operations were ($60,940) for the current quarter versus $46,023 for the comparable quarter. EBITDA was behind that for last year in the first fiscal quarter because of the increased marketing expenditure in the current quarter. Had the organization held marketing expenditures consistent, EBITDA would have actually increased in 2003 versus 2002.

        OTHER INCOME (EXPENSE). For the current quarter the
        ----------------------
Company had net interest expense of $134,780 versus a net interest expense of $137,867 for the comparable quarter.
Interest expense declined due to repayment of long-term debt, as well as reduced utilization of the Company's line of credit.

        NET (LOSS) FROM CONTINUING OPERATIONS. For the current
        -------------------------------------
quarter, the Company had a net (loss) from continuing operations of ($262,569) versus $(204,957) in the comparable quarter.

        DISCONTINUED OPERATIONS. In evaluating TASA's strategic
        -----------------------
alternatives, the Company made the decision to focus or concentrate on its core business, namely assessment and
instruction in the K-12 marketplace.   As such, it has negotiated
the sale of the Mildred Elley Schools. Accordingly, this division is accounted for as discontinued operations in the accompanying Consolidated Financial Statements. During the current quarter, the Company reported a loss from discontinued operations of $33,881. Operating losses from this division totaled $181,712 in the current quarter versus $291,552 in the comparable quarter. In addition, the Company reported a gain net of tax on disposal of the division totaling $147,831 to reflect the change in the net assets to be sold.

        Completion of definitive documentation and closing has been delayed as a result of two intervening actions of the United States Department of Education (USDOE"). USDOE had permitted a temporary suspension of the required Title IV recertification process in lieu of Elley's pending application to change ownership in connection with the sale. In early October 2002, USDOE advised Elley to complete the recertification process prior to continuing pursuit of a change of ownership. Elley also received a Final Audit Determination letter from USDOE for the audit period through October 31, 2001 which indicated a referral to Administrative Actions and Appeals for action, if any, deemed necessary from its "Repeat Finding-Failure to Take Corrective Action" related to late refunds. Although Elley permitted the ELI to expire, the parties have agreed to continue negotiations and to complete the definitive documentation upon receipt of the USDOE recertification and determination related to the Repeat Finding.

        NET (LOSS). For the current quarter, the Company had a
        ----------
net (loss) of ($296,450) versus $(496,509) in the comparable quarter.

        For the current quarter, the Company had a ($0.10)
(loss) from continuing operations versus a $(0.08) in the comparable quarter. Including the loss from discontinued operations, the Company had a net (loss) of ($0.11) in the current quarter versus a $(0.19) in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital decreased by $530,363
        ---------------
during the current quarter from $2,099,984 at October 31, 2002, to $1,569,621, at January 31, 2003. This decrease was primarily attributable to an increase in accounts payable and a decrease in accounts receivable. The ratio of current assets to current liabilities was 1.38 to 1.0 at the end of the current quarter.

        CASH FLOW FROM OPERATING ACTIVITIES. During the current
        -----------------------------------
quarter, the Company had net cash provided by operating activities of $70,772, as compared to $352,795 in the comparable quarter. This decrease in the cash provided by operating activities results primarily from smaller increases in accounts receivable and net assets from discontinued operations as partially offset by an increase in accounts payable.

        CASH FLOW FROM INVESTING ACTIVITIES. During the current
        -----------------------------------
quarter, the Company had net cash used in investing activities of $140,679, as compared to $104,207 for the comparable quarter. The cash used in the current quarter is slightly higher than the comparable quarter as the Company continues to develop new products.

        CASH FLOW FROM FINANCING ACTIVITIES. During the current
        -----------------------------------
quarter, the Company had net cash used in financing activities of $12,746 as compared to $61,714 during the comparable quarter.
The decrease primarily relates to the repayment of the debt originally incurred in connection with the MLP acquisition during the second quarter of fiscal 2002.

        Subordinated debentures totaling $3,530,141 are scheduled to mature on February 1, 2004. The Company is currently exploring its options with regards to repayment or refinancing the debt, but has not yet decided on a course of action.

        SALE-LEASEBACK TRANSACTION.  On January 31, 2003, the
        --------------------------
Company entered into an agreement for the sale and leaseback of its 29,000 square foot office building in Brewster, New York.
The building was constructed in 1987, with the second phase completed in 1991. Such building is currently subject to a mortgage with a balance of approximately $1.5 million, held by Hudson United Bank. The sale-leaseback transaction is expected to close on or about May 31, 2003, subject to the satisfaction of closing conditions. Pursuant to this transaction, the Company will receive approximately $2.7 million in net sales proceeds, and will enter into a ten-year lease for the entire building at market rents. The Company will use the net proceeds to satisfy the outstanding mortgage on the building, to build out a scoring facility in the building, and for working capital.

        DISCONTINUED OPERATIONS.  The Company has determined
        -----------------------
that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter of 2002, the Company reached a decision to sell its proprietary school. Consistent with this determination, the Company entered into a letter of intent to sell substantially all the assets and liabilities of MESI to MESI's current president and former owner. The transaction is subject to the completion of definitive documentation and satisfaction of closing conditions. The assets to be sold constitute substantially all the assets and operations of the Company's educational delivery segment (see Note 2 to the Financial Statements). The closing of this transaction has been delayed, subject to receipt of regulatory approvals. During this period, the educational delivery division (discontinued) operated at a loss. The Company is uncertain as to the extent to which the results of the regulatory approval process will result in any additional expenses to be incurred by the Company.

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

        The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the unaudited Consolidated Financial Statements.

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

        (a) Evaluation of disclosure controls and procedures . The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days preceding the date of the report, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

        (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken


                               PART II

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

        The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% Subordinated Debentures, in the outstanding principal amount of $3,530,141 (as of January 31, 2003) currently held by Cahill Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. The Company has not received a notice of default from the holders of such Debentures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        On January 31, 2003, the Company entered into an agreement for the sale and leaseback of its 28,000 square foot office building in Brewster, New York. The building was constructed in 1987, with the second phase completed in 1991. Such building is currently subject to a mortgage with a balance of approximately $1.5 million, held by Hudson United Bank. The sale-leaseback transaction is expected to close on or about March 31, 2003, subject to the satisfaction of closing conditions. Pursuant to this transaction, the Company will receive approximately $2.7 million in net sales proceeds, and will enter into a ten-year lease for the entire building at market rents. The Company will use the net proceeds to satisfy the outstanding mortgage on the building, to build out a scoring facility in the building, and for working capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit 10.1 -- Contract of Sale, dated as of January 31, 2003, between Touchstone Applied Science Associates, Inc. and 26 Palmer, LLC

            Exhibit 10.2 -- Agreement of Lease between Touchstone Applied
                            Science Associates, Inc. and 26 Palmer, LLC

            Exhibit 11   -- Computation of Earnings per Common Share

            Exhibit 99.1 -- Certification pursuant to 18 USC Section 1350, as adopted by Section 906 of the Sarbanes-
                            Oxley Act of 2002

        (b) Reports on Form 8-K

            None.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE FISCAL QUARTER ENDED JANUARY 31, 2003

Consolidated Balance Sheets                                F-1

Consolidated Statements of Operations and Comprehensive
    Income                                                 F-3

Consolidated Statements of Cash Flows                      F-4

Notes to Consolidated Financial Statements                 F-6

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES



                                                                 Page 1 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                             January 31,   October 31,
                                                               2 0 0 3      2 0 0 2
                                                               -------      -------
                                                             (Unaudited)

        ASSETS
        ------
Current assets:
  Cash and temporary investments                             $   100,135  $   182,788
  Accounts receivable, net of allowance for doubtful
    accounts of  $29,345 and $72,597, respectively               957,192    1,285,727
  Inventories                                                    642,070      600,244
  Prepaid expenses and other current assets                      633,459      465,790
  Current assets held for sale                                 3,366,011    2,631,481
                                                             -----------  -----------

        Total current assets                                   5,698,867    5,166,030

Property, plant and equipment - net of
  accumulated depreciation of $1,364,347 and
  $1,336,875, respectively                                     1,583,040    1,588,546
Property, plant and equipment held for sale                      172,305      170,345

Other assets:
  Test passage bank and test development, net of
    accumulated amortization of $2,461,825 and
    $2,362,963, respectively                                   2,185,989    2,202,998
  Goodwill, net of accumulated amortization of $352,201          510,056      510,056
  Deferred income taxes                                        2,564,324    2,387,895
  Other assets                                                   579,891      604,970
  Other assets held for sale                                     480,213      175,922
                                                             -----------  -----------

        Total assets                                         $13,774,685  $12,806,762
                                                             ===========  ===========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES


                                                                 Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                             January 31,   October 31,
                                                               2 0 0 3       2 0 0 2
                                                               -------       -------
                                                             (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Current maturities of long-term debt                       $    56,631  $    55,556
  Accounts payable                                             1,140,598      631,454
  Accrued expenses                                               564,334      899,502
  Current liabilities held for sale                            2,367,683    1,479,534
                                                             -----------  -----------

        Total current liabilities                              4,129,246    3,066,046

Long-term debt:
  Subordinated debt                                            3,530,141    3,530,141
  Long-term debt, net of current portion                       1,516,323    1,530,144
  Other liabilities held for sale                                420,760      241,547
                                                             -----------  -----------

        Total liabilities                                      9,596,470    8,367,878
                                                             -----------  -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
    authorized, 0  shares
    issued and outstanding, respectively                              --           --
  Common stock, $.0001 par value, 20,000,000
    shares authorized, 2,594,453 shares issued
    and outstanding                                                  259          259
  Additional paid-in capital                                   5,544,529    5,538,393
  Deferred interest                                              (87,648)    (117,293)
  Retained deficit                                            (1,278,925)    (982,475)
                                                             -----------  -----------

        Total stockholders' equity                             4,178,215    4,438,884
                                                             -----------  -----------

        Total liabilities and stockholders' equity           $13,774,685  $12,806,762
                                                             ===========  ===========

See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                      January 31,
                                                 2 0 0 3       2 0 0 2
                                                 -------       -------
                                               (Unaudited)   (Unaudited)

Assessment products and services revenues      $1,745,679    $1,452,922
Instructional revenues                            247,309       258,684
                                               ----------    ----------

Total net revenue                               1,992,988     1,711,606

Cost of goods sold                              1,061,938       876,687
                                               ----------    ----------

Gross profit                                      931,050       834,919
                                               ----------    ----------

Operating expenses:
  Selling expenses                                588,740       376,947
  General and administrative expenses             591,523       644,176
                                               ----------    ----------

Total operating expenses                        1,180,263     1,021,123
                                               ----------    ----------

Loss from operations                             (249,213)     (186,204)

Other income (expense):
  Interest expense, net                          (134,780)     (137,867)
                                               ----------    ----------

Loss before income taxes                         (383,993)     (324,071)

Income taxes (benefit)                           (121,424)     (119,114)
                                               ----------    ----------

Loss from continuing operations                  (262,569)     (204,957)
                                               ----------    ----------

Income (loss) from discontinued operations:
  Loss from operations net of income tax
      (benefit) of $(121,141) and $(169,439)     (181,712)     (291,552)
  Gain on disposal, net of income
      tax of $98,554                              147,831            --
                                               ----------    ----------

  Loss from discontinued operations               (33,881)     (291,552)
                                               ----------    ----------

Net loss                                       $ (296,450)   $ (496,509)
                                               ==========    ==========

Weighted average shares outstanding:
  Basic                                         2,594,453     2,565,606
  Diluted                                       2,594,453     2,565,606

Basic and diluted loss per share
  Continuing operations                        $     (.10)   $     (.08)
  Discontinued operations                      $     (.01)   $     (.11)


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Page 1 of 2

                                                  Three Months Ended
                                                      January 31,
                                                 2 0 0 3       2 0 0 2
                                                 -------       -------
                                               (Unaudited)   (Unaudited)

OPERATING ACTIVITIES
Net loss                                       $ (296,450)   $ (496,509)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                   188,273       232,227
  Deferred interest                                29,645        29,645
  Deferred income taxes                          (176,429)     (289,078)
  Financial advisory services                          --         1,251
Changes in operating assets and liabilities:
  Accounts receivable                             328,532     1,047,550
  Inventories                                     (41,826)      (39,631)
  Prepaid expenses                               (167,669)     (327,667)
  Other assets                                         --         4,417
  Net assets from discontinued operations          26,581       389,733
  Accounts payable and accrued expenses           180,115      (199,143)
                                               ----------    ----------

  NET CASH FLOWS FROM OPERATING ACTIVITIES         70,772       352,795
                                               ----------    ----------

INVESTING ACTIVITIES
  Test passage bank and test development          (81,853)      (54,068)
  Software development costs                         (136)       (6,611)
  Prepublication costs                            (36,724)      (28,911)
  Acquisition of fixed assets                     (21,966)      (14,617)
                                               ----------    ----------

  NET CASH FLOWS FROM INVESTING ACTIVITIES       (140,679)     (104,207)
                                               ----------    ----------










See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                 Page 2 of 2

                                                  Three Months Ended
                                                      January 31,
                                                 2 0 0 3       2 0 0 2
                                                 -------       -------
                                               (Unaudited)   (Unaudited)

FINANCING ACTIVITIES
  Repayment of long-term debt                  $  (12,746)   $  (61,714)
                                               ----------    ----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS      (82,653)      186,874

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                          182,788        47,643
                                               ----------    ----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                             $  100,135    $  234,517
                                               ----------    ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                     $  152,748    $  162,344
                                               ==========    ==========
  Income taxes                                 $   14,935    $    4,418
                                               ==========    ==========

  Noncash investing and financing activities:

  Conversion of debt to common stock           $       --    $   16,100
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 2003 and October 31, 2002, and its consolidated statements of operations and cash flows for the three months ended January 31, 2003 and 2002.

The consolidated results of operations for the three months ended
January 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended
October 31, 2002.

NOTE 2 - SALE OF DELIVERY SEGMENT
---------------------------------

The Company has determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter of the fiscal year ended October 31, 2002, the Company reached a decision to sell its proprietary school.
Consistent with this determination, the Company entered into a letter of intent to sell substantially all the assets and liabilities of Mildred Elley School, Inc. ("Elley") to Elley's current president and former owner (the Elley Letter of Intent - "ELI"). (See Note 4.) The Company will receive $1,000,000, payable in cash and a promissory note. At closing, the amount due on the promissory note will be equal to the note payable to the United
States Small Business Administration ("SBA"). The remainder is payable in cash. The promissory note will incur interest at prime plus .75% commencing on the first anniversary of the closing with monthly interest only payments for months 13 through 24. Beginning with month 25, the payments will consist of principal and interest amortized over a four-year period. At the end of the 48 months, a balloon payment is due. At January 31, 2003, the SBA loan totaled approximately $230,000.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SALE OF DELIVERY SEGMENT (Continued)
---------------------------------

The assets to be sold constitute substantially all the assets and operations of the Company's educational delivery segment. Under the provisions of SFAS 144, the Company is reporting the proposed sale of the segment's operations as discontinued operations. In addition, during 2002, the Company wrote down the assets of Elley to reflect the fair value of the net assets to be sold, and reported an additional loss on disposal of approximately $4,137,000 less a tax benefit of approximately $1,605,000, which included the impairment of goodwill of approximately $3,021,000 and a related tax benefit of approximately $1,162,000. During the three months ended January 31, 2003, the Company recorded a gain on the disposal of Elley totaling $246,385 to reflect the change in the fair value of the net assets to be sold. The revenues for the delivery segment were $1,004,522 and $846,911 for the three months ended January 31, 2003 and 2002, respectively.

Completion of definitive documentation and closing has been delayed as a result of two intervening actions of the United States Department of Education ("USDOE"). USDOE had permitted a temporary suspension of the required Title IV recertification process in lieu of Elley's pending application to change ownership in connection with the sale. In early October 2002, USDOE advised Elley to complete the recertification process prior to continuing pursuit of a change of ownership. Elley also received a Final Audit Determination letter from USDOE for the audit period through October 31, 2001 which indicated a referral to Administrative Actions and Appeals for action, if any, deemed necessary from its "Repeat Finding-Failure to Take Corrective Action" related to late refunds.
 Although Elley permitted the ELI to expire, the parties have agreed to continue negotiations to complete the definitive documentation upon receipt of the USDOE recertification and determination related to the Repeat Finding. The transaction is expected to be completed upon the completion of the USDOE recertification process.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3 - SEGMENT INFORMATION
----------------------------

                                        Assessment    Instructional    Total
                                        ----------    -------------    -----
Three Months Ended
    January 31, 2003:
Revenues - continuing operations        $1,745,679     $  247,309    $1,992,988
Loss from continuing operations            (99,364)      (163,205)     (262,569)
Total segment assets -
    continuing operations                7,843,107      1,913,049     9,756,156

Three Months Ended
    January 31, 2002:
Revenues - continuing operations        $1,452,922     $  258,684    $1,711,606
Loss from continuing operations            (88,445)      (116,512)     (204,957)
Total segment assets -
    continuing operations                6,665,608      1,953,830     8,619,438


Included in the assessment segment reporting are corporate overhead expenses of approximately $135,000 and $87,000 for the three months ended January 31, 2003 and 2002, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

The foregoing alleged defaults trigger a potential cross default under the Company's outstanding 8% subordinated debentures, in the outstanding principal amount of $3,530,141 currently held by Cahill, Warnock Strategic Partners Fund, LP (CWSPF) and Strategic Associates, LP (SA). As of January 31, 2003, the Company has not received a notice of default from CWSPF and SA.

NOTE 5 - SALE-LEASEBACK
-----------------------

On January 31, 2003, the Company entered into an agreement for a sale-leaseback transaction with an unrelated third party. Pursuant to the agreement, the Company will sell its premises in Brewster, New York for $2,875,000. The gain on the sale of the premises will be approximately $1,400,000. In addition, the Company will enter into a lease agreement for a period of 10 years on the premises. The base rent is expected to total $25,375 per month initially and will include scheduled increases annually. The Company expects to close on the transaction on May 31, 2003.

                              SIGNATURE

        In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                           By: /s/ ANDREW L. SIMON
                           -----------------------
                               Andrew L. Simon
                               President and Chief Executive Officer
                               and Principal Financial Officer

Date:   March 17, 2003

                          CERTIFICATIONS

        I, ANDREW L. SIMON, certify that:

        1.  I have reviewed this Quarterly Report on Form 10-
QSB of TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC. for the fiscal quarter ended January 31, 2003.

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

Date: March 17, 2003

/s/ ANDREW L. SIMON
-------------------
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER