Form 10QSB
period 2003-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2003-06-16
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2003

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of June 16, 2003: 2,594,453 shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended April 30, 2003 are attached to this Report, commencing at page F-1.

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

BACKGROUND

        For over twenty-five years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since 1994, management has implemented a strategy to broaden the Company's services within the educational marketplace. As a result, the Company completed three acquisitions since the beginning of Fiscal 1997 in the K-12 assessment and instructional markets. In the second fiscal quarter of Fiscal 2002, the Company determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school. See "Discontinued Operations" below. TASA core revenues in Fiscal 1994 were $2.0 million and have increased by acquisition and internal growth to $10.4 million in Fiscal 2002.

        In an effort to report revenues in a more meaningful manner, the Company has segregated revenues from continuing operations into two discrete segments: (1) assessment products and services revenues, and (2) instructional revenues. Revenues from discontinued operations are reported separately.

RESULTS OF OPERATIONS

        The following table compares the revenues for the assessment division and the instructional division for the second quarter and the six-month period ended April 30, 2003 versus the second quarter and the six-month period ended April 30, 2002.



            RESULTS OF OPERATIONS FOR THE SECOND FISCAL QUARTER
            AND FOR THE SIX-MONTH PERIOD ENDED ON APRIL 30, 2003

                           Six Months                        Three Months
                         Ended April 30,                    Ended April 30,
                         ---------------                    ---------------

                         2003       2002      % Change      2003        2002      % Change
                         ----       ----      --------      ----        ----      --------
                          (in thousands                      (in thousands
                           of dollars)                        of dollars)


Assessment Products
Revenues               $3,854.1   $3,183.9      21.0      $2,108.4     $1,731.0      21.8

Instructional
Revenues                 $621.5     $631.9      (1.6)       $374.2       $373.2       0.3

Total Revenues
from Continuing
Operations             $4,475.6   $3,815.8      17.3      $2,482.6     $2,104.2      18.0


        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                        Six Months           Three Months
                                      Ended April 30,       Ended April 30,
                                      ---------------       ---------------

                                      2003       2002       2003       2002
                                      ----       ----       ----       ----
                                      (in percentages)      (in percentages)

Revenues                              100%       100%       100%       100%

        Gross Profit                   50         52         53         55

Operating Expense:

        Selling Expense                25         22         20         23

        General & Administrative       27         34         24         30

Income (Loss) from Operations          (1)        (4)         8          2

        Other (Expense)                (6)        (7)        (5)        (7)

Net (Loss) Income
from Continuing Operations             (5)        (7)         2         (3)

Loss from Discontinued
Operations, net of taxes              (15)       (64)       (26)      (102)

Net Income (Loss)                     (20)       (71)       (24)      (105)

        REVENUES.  Revenues from continuing operations for the six-month
        --------
period ended April 30, 2003 (the "current period") were $4,475,612 representing a 17.3% increase or $659,800 from $3,815,812 for the six-month period ended April 30, 2002 (the "comparable period"). Net revenues from continuing operations for the three-months ended April 30, 2003 (the "current quarter") increased by 18% or $378,418 to $2,482,624 as compared to net revenues of $2,104,206 in the three months ended April 30, 2002 (the "comparable quarter"). The overall increase is attributable primarily to increased sales of the Company's assessment products, both proprietary and custom.

        Revenues from our assessment division increased by 21.0%, or $670,185, during the current period, or from $3,183,889 in the comparable period to $3,854,074 in the current period. Revenues from the assessment division for the current quarter increased 21.8%, or $377,428, from $1,730,967 in the comparable quarter to $2,108,395 in the current quarter. Both our proprietary and custom testing units have contributed to these increases.

        The instructional division's revenues decreased by $10,385, or (1.6%), in the current period or from $631,923 to $621,538. Net revenues were essentially flat in the quarter, and were $374,229 in the current quarter versus $373,239 in the comparable quarter. We believe that this minor decrease reflects the supplemental instructional market's softness, based upon state and school district spending shortfalls in this category. We also believe that this unit's ability to hold revenues nearly level at this time demonstrates the strength of our products.

        COST OF GOODS SOLD.  Cost of goods sold increased by $404,629, or
        ------------------
22.2%, from $1,826,265 in the comparable period to $2,230,894 in the current period. Cost of goods sold is now 50% of revenues versus 48% in the comparable period. Cost of goods sold for the current quarter increased by 23.1%, or $219,378, from $949,578 in the comparable quarter to $1,168,956 in the current quarter. Cost of goods sold is now 47% of revenues for the current quarter versus 45% for the comparable quarter.
The increase in cost of goods sold is due to the volume growth of assessment products. Both the proprietary assessment and custom testing units have expanded their revenue streams into areas that do not allow for our traditional margins. While these new revenue streams are profitable, they produce lower gross profit percentages and reduce the blended gross profit percentage. The Company currently expects that future gross profit percentages will be closer to this year's percentages than to historical percentages. In such situation, the Company will generate higher gross profits in dollar terms.

        GROSS PROFIT.  Gross profit from continuing operations increased
        ------------
to $2,244,718 in the current period from $1,989,547 in the comparable period or by $255,171, or 13%. The gross profit margin is now 50% in the
current period versus 52% in the comparable period.   For the current
quarter, the gross profit margin increased 14%, or from $1,154,628, in the comparable quarter to $1,313,668 in the current quarter. These changes result from changes in the mix of revenue.

        SELLING EXPENSE.  Selling expense for the current period
        ---------------
increased by 28.5% or $243,370 versus the comparable period. For the current quarter, selling expense increased by 7% or $31,577, or from $476,523 in the comparable quarter to $508,100 in the current quarter. Selling expenses increased because of the Company's decision to accelerate marketing spending in the first half of the year to drive business throughout the year. Sales of both assessment and instructional products have increased in part due to increased marketing expenditures.

        GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative
        -----------------------------------
expenses for the current period were $1,199,465 versus $1,277,127 for the comparable period. This decrease of $77,662 is 6%. G&A was 27% of revenues versus 34% last year. For the quarter, G&A expenses decreased 4% or from $632,951 in the comparable quarter to $607,942 in the current quarter. G&A expense for the current quarter was 24% versus 30% for the comparable quarter. This decrease resulted from the conscious effort on the part of the Company to hold non-personnel expenses steady. Further, we have shifted certain manpower from general and administrative to revenue-producing activities which are classified as cost of goods sold. As a result, we have succeeded in increasing revenues without significantly increasing manpower.

        EBITDA.  Earnings before interest, taxes, depreciation and
        ------
amortization ("EBITDA") on the Company's continuing operations were $335,983 for the current period versus $265,112 for the comparable period. EBITDA for the current quarter was $396,923 versus $291,063 for the comparable quarter. EBITDA for the current period is 27% ahead of last year's comparable period, and 36% ahead for the current quarter versus the comparable quarter. Increases are primarily due to increased revenues from our assessment products and services.

        DISCONTINUED OPERATIONS. In evaluating TASA's strategic
        -----------------------
alternatives, the Company made the decision in the comparable quarter to focus or concentrate on its core business, namely assessment and
instruction in the K-12 marketplace.   After the completion of the current
quarter, the Company completed the sale of the Mildred Elley Schools, effective June 3, 2003. Accordingly, this division is accounted for as discontinued operations in the accompanying Consolidated Financial Statements. During 2002, the Company wrote down the assets of Elley to reflect the fair value of the net assets to be sold, and reported a loss on disposal of approximately $4,137,000, representing a write-down of goodwill of approximately $3,021,000 and a write-down of other assets of approximately $1,116,000. From these write-downs, the Company received a tax benefit of approximately $1,605,000 with respect to the aggregate loss from the discontinued operations, of which $1,162,000 was attributable to the write-down of goodwill. During the six months ended April 30, 2003, the Company recorded an additional loss on the disposal of Elley totaling $896,249, and a tax benefit of ($304,992), to reflect the change in the fair value of the assets to be sold. See "Subsequent Events" below.

        OTHER INCOME (EXPENSE).  The Company had a net interest expense
        ----------------------
of $267,951 for the current period versus an interest expense of $277,052 for the comparable period. For the current quarter the Company had net interest expense of $133,171 versus a net interest expense of $139,185 for the comparable quarter. Interest expense has declined due to repayment of long-term debt, as well as reduced utilization of the Company's line of credit.

        NET INCOME (LOSS) FROM CONTINUING OPERATIONS. Net (loss) from the
        --------------------------------------------
Company's continuing operations for the current period was ($223,896) versus a net (loss) of ($259,010) for the comparable period. For the current quarter, the Company had net income from continuing operations of $38,673 versus a net (loss) from continuing operations of ($54,053) in the comparable quarter.

        NET INCOME (LOSS).  Due to the discontinuance of operations of
        -----------------
its school division, the Company experienced a net (loss) of ($891,637) in the current period versus a net (loss) of ($2,694,749) in the comparable period. For the current quarter, the Company experienced a net (loss) of ($595,187) versus a net (loss) of ($2,198,240) in the comparable quarter. For the current period, the Company had a ($0.09) per share
(loss) from continuing operations versus a ($0.10) (loss) in the comparable period. For the current quarter, the Company had earnings of $0.01 from continuing operations versus a ($0.02) (loss) in the comparable quarter. Including the loss from discontinued operations, the Company had a net
(loss) of ($0.34) per share in the current period versus a net (loss) of ($1.04) per share in the comparable period. For the current quarter, the Company had a ($0.23) net (loss) versus a ($0.85) net (loss) in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital decreased by $4,531,806 during
        ---------------
the current period from $2,099,984 at October 31, 2002, to ($2,431,822) at April 30, 2003. This decrease was primarily attributable to the classification of the Company's subordinated debt as a current liability as a result of its February 1, 2004 maturity date. In addition, there was an increase in accounts payable and accounts receivable as well as borrowings on the Company's line of credit. The ratio of current assets to current liabilities was approximately 0.67 to 1.0 at the end of the current period.

        CASH FLOW FROM OPERATING ACTIVITIES. During the current period,
        -----------------------------------
the Company had net cash used in operating activities of $187,924, as compared to $102,077 in the comparable period. This increase in cash used in operating activities resulted primarily from a decrease in accounts receivable as partially offset by an increase in accounts payable.

        CASH FLOW FROM INVESTING ACTIVITIES. During the current period,
        -----------------------------------
the Company had net cash used in investing activities of $284,667, as compared to $207,367 for the comparable period. The cash used in the current period is higher than the comparable period as the Company continues to develop new products.

        CASH FLOW FROM FINANCING ACTIVITIES. During the current period,
        -----------------------------------
the Company had net cash provided by financing activities of $289,803 as compared to $280,601 in cash used in financing activities during the comparable period. The increase is primarily the result of the repayment during the current period of the debt originally incurred in connection with the MLP acquisition, as partially offset by fewer borrowings from the Company's line of credit.

        Subordinated debentures totaling $3,530,141 in principal amount are scheduled to mature on February 1, 2004. The Company is currently exploring its options with regards to repayment or refinancing the debt.

        SALE-LEASEBACK TRANSACTION.  On January 31, 2003, the Company
        --------------------------
entered into an agreement for the sale and leaseback of its 29,000 square foot office building in Brewster, New York. The building was constructed in 1987, with the second phase completed in 1991. Such building is currently subject to a mortgage with a balance of approximately $1.5 million, held by Hudson United Bank. The sale-leaseback transaction is expected to close during the third fiscal quarter of 2003, subject to the satisfaction of closing conditions. Pursuant to this transaction, the Company will receive approximately $2.7 million in net sales proceeds, and will enter into a ten-year lease for the entire building at market rents. The Company will use the net proceeds to satisfy the outstanding mortgage on the building, to build out a scoring facility in the building, and for working capital.

SUBSEQUENT EVENTS

        DISCONTINUED OPERATIONS.  In evaluating TASA's strategic
        -----------------------
alternatives, the Company made the decision in the comparable quarter to focus or concentrate on its core business, namely assessment and
instruction in the K-12 marketplace.   After the end of the current
quarter, the Company completed the sale of the Mildred Elley Schools, effective June 3, 2003. the Company has been reporting the Mildred Elley Schools as discontinued operations since the Company made the decision in 2002 to sell the schools.

        TASA sold substantially all of the assets and liabilities of the post-secondary school to the Empire Education Corporation ("Empire"), owned by Faith Takes. Ms. Takes was the president and former owner of the Mildred Elley Schools. The post-secondary school assets were held by TASA's subsidiary, Mildred Elley Schools, Inc. ("MESI"). At the closing, MESI received $50,000 in cash proceeds from the sale. In addition, MESI will receive 25% of the proceeds from the sale or refinancing of the schools by Empire to a third party, which must take place within seven years from the date of the closing.

        In addition, Empire assumed (a) all liabilities of MESI, including notes issued by and all obligations incurred by MESI to the former shareholders of Mildred Elley in connection with the original acquisition of the Mildred Elley Schools in 1998, (b) all accounts payable of MESI in the ordinary course of business, (c) all liabilities of MESI directly relating to the operations of MESI, known to or arising from Ms. Takes' actions in operating the Mildred Elley Schools, (d) all accrued and unpaid employment wages and benefits, (e) the $75,000 judgment entered against MESI in favor of Ms. Takes in connection with a litigation commenced by Ms. Takes against MESI, (f) all liabilities that originate or result from the recertification of the change in school ownership and other currently pending regulatory proceedings.

        Based upon the operations of the Mildred Elley Schools for the quarter ended April 30, 2003, TASA will take a $633,860 non-cash charge for discontinued operations in connection with the closing.

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

                                 PART II

                            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The former owner of the Mildred Elley School, Inc. commenced an action alleging defaults in the payment of certain amounts under the asset purchase agreement between the Company and Mildred Elley School, Inc. and the accompanying promissory notes of MESI (TASA's wholly-owned subsidiary). The complaint also alleged certain defaults by MESI in the employment agreement between MESI and Faith Takes, the former owner of the Mildred Elley School, Inc. who is currently MESI's president and chief executive officer. The Company has defended primarily based on offsets related to breaches of warranties in the asset purchase agreement. Effective upon the sale of the Mildred Elley Schools, these claims and the counterclaims asserted by the Company have been deemed to be settled, and the court actions are being dismissed accordingly.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders on April 25, 2003. At the meeting the stockholders took the following actions:

        (a) The proposal to elect Michael D. Beck as a director of the Company was approved by a vote of 2,478,331 votes in favor of his election, with 14,245 votes against and no abstentions and broker non-votes, representing a vote of 95.0% of the votes present cast in favor of the election of Mr. Beck.

        (b) The proposal to elect Steven R. Berger as a director of the Company was approved by a vote of 2,478,331 votes in favor of his election, with 14,245 votes against and no abstentions and broker non-votes, representing a vote of 95.0% of the votes present cast in favor of the election of Mr. Berger.

        (c) The proposal to elect Donald W. Hughes as a director of the Company was approved by a vote of 2,478,331 votes in favor of his election, with 14,245 votes against and no abstentions and broker non-votes, representing a vote of 95.0% of the votes present cast in favor of the election of Mr. Hughes.

        (d) The proposal to elect Andrew L. Simon as a director of the Company was approved by a vote of 2,477,906 votes in favor of his election, with 14,670 votes against and no abstentions and broker non-votes, representing a vote of 95.0% of the votes present cast in favor of the election of Mr. Simon.

        (e) The proposal to elect Linda G. Straley as a director of the Company was approved by a vote of 2,478,331 votes in favor of his election, with 14,245 votes against and no abstentions and broker non-votes, representing a vote of 95.0% of the votes present cast in favor of the election of Ms. Straley.

        (f) The proposal to elect Thomas G. Struzzieri as a director of the Company was approved by a vote of 2,478,331 votes in favor of his election, with 14,245 votes against and no abstentions and broker non-votes, representing a vote of 95.0% of the votes present cast in favor of the election of Mr. Struzzieri.

        (g) The proposal to elect David L. Warnock as a director of the Company was approved by a vote of 2,478,331 votes in favor of his election, with 14,245 votes against and no abstentions and broker non-votes, representing a vote of 95.0% of the votes present cast in favor of the election of Mr. Warnock.

        (h) Subsequent the date of the Company's Proxy Statement for the Annual Meeting of Stockholders, Mr. Joseph Fernandez, a director of the Company since 1998, announced his resignation as a director, for personal reasons. Mr. Fernandez withdrew his name from the slate of nominees submitted to stockholders at the Annual Meeting. At the Annual Meeting, the Company expressed its deepest appreciation for Mr. Fernandez's years of service and loyalty to the Company.

ITEM 5. OTHER INFORMATION

        SUBSEQUENT EVENTS-DISPOSITION OF ASSETS.  After the end of the
        ---------------------------------------
second fiscal quarter in 2003, the Company completed the sale of the Mildred Elley Schools, effective June 3, 2003. The assets sold constituted substantially all the assets and operations of the Company's educational delivery segment. See Part I, Item 2, "Management's Discussion and Analysis or Plan of Operations-Subsequent Events".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 11  --  Computation of Earnings per Common Share

        (b)     Reports on Form 8-K

                None.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE FISCAL QUARTER ENDED APRIL 30, 2003

Consolidated Balance Sheets                                F-1

Consolidated Statements of Operations                      F-3

Consolidated Statements of Cash Flows                      F-4

Notes to Consolidated Financial Statements                 F-6

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                 Page 1 of 2

                                                             April 30,     October 31,
                                                              2 0 0 3        2 0 0 2
                                                              -------        -------
                                                            (Unaudited)
    ASSETS
    ------

Current assets:
  Cash and temporary investments                           $        --     $   182,788
  Accounts receivable, net of allowance for doubtful
   accounts of  $19,629 and $72,597, respectively            1,337,197       1,285,727
  Inventories                                                  756,375         600,244
  Prepaid expenses and other current assets                    655,979         465,790
  Current assets held for sale                               2,088,314       2,631,481
                                                           -----------     -----------

    Total current assets                                     4,837,865       5,166,030

Property, plant and equipment - net of
  accumulated depreciation of $1,392,704 and
   $1,336,875, respectively                                  1,565,456       1,588,546
Property, plant and equipment held for sale                    170,345         170,345

Other assets:
  Test passage bank and test development, net of
   accumulated amortization of $2,576,232 and
   $2,362,963, respectively                                  2,139,134       2,202,998
  Goodwill, net of accumulated amortization of $352,201        510,056         510,056
  Deferred income taxes                                      2,958,297       2,387,895
  Other assets                                                 599,221         604,970
  Other assets held for sale                                     9,962         175,922
                                                           -----------     -----------

    Total assets                                           $12,790,336     $12,806,762
                                                           ===========     ===========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS
                                                                 Page 2 of 2

                                                             April 30,     October 31,
                                                              2 0 0 3        2 0 0 2
                                                              -------        -------
                                                            (Unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Note payable to bank                                     $   316,275     $        --
  Current maturities of long-term debt                          51,087          55,556
  Current portion of subordinated debt                       3,530,141              --
  Accounts payable                                           1,003,488         631,454
  Accrued expenses                                             803,493         899,502
  Current liabilities held for sale                          1,565,203       1,479,534
                                                           -----------     -----------

    Total current liabilities                                7,269,687       3,066,046

Long-term debt:
  Subordinated debt                                                 --       3,530,141
  Long-term debt, net of current portion                     1,508,141       1,530,144
  Other liabilities held for sale                              400,799         241,547
                                                           -----------     -----------

    Total liabilities                                        9,178,627       8,367,878
                                                           -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0  shares
   issued and outstanding, respectively                             --              --
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 2,594,453 shares issued
   and outstanding                                                 259             259
  Additional paid-in capital                                 5,544,531       5,538,393
  Deferred interest                                            (58,969)       (117,293)
  Retained deficit                                          (1,874,112)       (982,475)
                                                           -----------     -----------

    Total stockholders' equity                               3,611,709       4,438,884
                                                           -----------     -----------

    Total liabilities and stockholders' equity             $12,790,336     $12,806,762
                                                           ===========     ===========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 3        2 0 0 2         2 0 0 3       2 0 0 2
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)


Assessment products revenues                       $3,854,074    $ 3,183,889      $2,108,395    $ 1,730,967
Instructional revenues                                621,538        631,923         374,229        373,239
                                                   ----------    -----------      ----------    -----------

Total net revenue                                   4,475,612      3,815,812       2,482,624      2,104,206

Cost of goods sold                                  2,230,894      1,826,265       1,168,956        949,578
                                                   ----------    -----------      ----------    -----------

Gross profit                                        2,244,718      1,989,547       1,313,668      1,154,628
                                                   ----------    -----------      ----------    -----------

Operating expenses:
  Selling expenses                                  1,096,840        853,470         508,100        476,523
  General and administrative expenses               1,199,465      1,277,127         607,942        632,951
                                                   ----------    -----------      ----------    -----------

Total operating expenses                            2,296,305      2,130,597       1,116,042      1,109,474
                                                   ----------    -----------      ----------    -----------

(Loss) income from operations                         (51,587)      (141,050)        197,626         45,154

Other income (expense):
  Interest expense, net                              (267,951)      (277,052)       (133,171)      (139,185)
                                                   -----------   ------------     -----------   ------------

(Loss) income before income taxes                    (319,538)      (418,102)         64,455        (94,031)

Income tax (benefit)                                  (95,642)      (159,092)         25,782        (39,978)
                                                   -----------   ------------     ----------    ------------

(Loss) income from continuing operations             (223,896)      (259,010)         38,673        (54,053)
                                                   -----------   ------------     ----------    ------------

Loss from discontinued operations:
  Income (loss) from operations net of income
   tax (benefit) of $(50,987), $(18,733), $60,154
   and $150,019 respectively                          (76,484)       (29,352)        105,228        262,200
  Loss on disposal, net of income tax (benefit)
   of $(304,992), $(1,504,564), $(403,546) and
   $(1,504,564)                                      (591,257)    (2,406,387)       (739,088)    (2,406,387)
                                                   -----------   ------------     -----------   ------------

Loss from discontinued operations                    (667,741)    (2,435,739)       (633,860)    (2,144,187)
                                                   -----------   ------------     -----------   ------------

Net loss                                           $ (891,637)   $(2,694,749)     $ (595,187)   $(2,198,240)
                                                   ===========   ============     ===========   ============
Weighted average shares outstanding
  Basic                                             2,594,453      2,579,869       2,594,453      2,594,453
  Diluted                                           2,594,453      2,579,869       2,594,453      2,594,453

Basic and diluted (loss) earnings per share
  Continuing operations                            $     (.09)   $      (.10)      $     .01    $      (.02)
  Discontinued operations                                (.25)          (.94)           (.24)          (.83)
                                                   -----------   ------------      ----------    -----------

                                                   $     (.34)   $     (1.04)      $    (.23)   $      (.85)
                                                   ===========   ============      ===========   ===========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 Page 1 of 2

                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 3        2 0 0 2
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

OPERATING ACTIVITIES
  Net loss                                         $ (891,637)   $ (2,694,749)
  Adjustments to reconcile net loss to net
   cash (used) in operating activities:
   Depreciation and amortization                      387,570         406,162
   Deferred interest                                   58,324          58,969
   Deferred income taxes                             (570,402)     (1,701,047)
   Financial advisory services                             --           1,251
   Loss on sale of discontinued operations            896,249         889,758
   Impairment of goodwill                                  --       3,021,193
  Changes in operating assets
   and liabilities:
   Accounts receivable                                (51,470)        515,612
   Inventories                                       (156,131)       (109,166)
   Other assets                                      (194,251)       (186,802)
   Net assets from discontinued operations             57,799        (140,719)
   Accounts payable                                   276,025        (162,539)
                                                     --------        ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES             (187,924)       (102,077)
                                                     --------        ---------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment        (32,739)        (12,911)
  Test passage bank and test development             (149,405)       (119,747)
  Prepublication costs                                (89,171)        (66,491)
  Software development costs                          (13,352)         (8,218)
                                                     --------        ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES             (284,667)       (207,367)
                                                     --------        ---------












See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 Page 2 of 2

                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 3        2 0 0 2
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

FINANCING ACTIVITIES
  Net borrowings on loan payable                    $ 316,275     $  403,115
  Repayment of long-term debt                         (26,472)      (122,514)
                                                     ---------      ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES              289,803        280,601
                                                     --------       --------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS         (182,788)       (28,843)

Cash and temporary investments
 at beginning of period                               182,788         47,643
                                                     --------       --------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD     $      --     $   18,800
                                                     --------       --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                     $ 267,951     $  323,455
                                                     --------       --------

  Income taxes paid                                 $  14,935     $   17,971
                                                     --------       --------
























See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 2003 and October 31, 2002, the consolidated results of operations for the six and three months ended April 30, 2003 and 2002 and consolidated cash flows for the six months ended April 30, 2003 and 2002.

The consolidated results of operations for the six and three months ended April 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended
October 31, 2002.

Goodwill Amortization
---------------------

Pursuant to SFAS 141 and 142, the Company stopped amortizing goodwill effective November 1, 2002. Had the new standard been effective at November 1, 2002, the net loss for the six and three months ended April 30, 2002 would have been $2,711,946 and $2,206,839).

NOTE 2 -  SEGMENT INFORMATION
-----------------------------

                                         Assessment       Instructional         Total
                                         ----------       -------------         -----


Six Months Ended April 30, 2003:
  Revenues                               $3,854,074        $  621,538       $  4,475,612
  Loss from continuing
   operations before income tax            (109,689)         (209,849)          (319,538)
  Total segment assets                    8,555,455         1,966,260         10,521,715

Six Months Ended April 30, 2002:
  Revenues                               $3,183,889        $  631,923       $  3,815,812
  Loss from continuing
   operations before income tax            (252,265)         (165,837)          (418,102)
  Total segment assets                    6,515,980         1,996,688          8,512,668


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SEGMENT INFORMATION (Continued)
----------------------------------------

Included in the assessment segment reporting are corporate overhead expenses of approximately $542,000 and $431,000 for the six months ended April 30, 2003 and 2002, respectively.

The Company's operations are primarily conducted in the United
States. Information about the Company's operations in different geographic areas for the six months ended April 30, 2003 and 2002, is not considered material to the financial statements.

NOTE 3 - SALE OF DELIVERY SEGMENT
---------------------------------

The Company has determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter of the fiscal year ended October 31, 2002, the Company reached a decision to sell its proprietary school. On June 3, 2003, the Company sold substantially all the assets of Elley. Pursuant to the agreement, the Company received $50,000. In addition, the Company will receive 25 percent of the proceeds from the sale or refinancing of the school by the purchaser to a third party, which must take place within seven years.

The assets sold constitute substantially all the assets and operations of the Company's educational delivery segment. Under the provisions of SFAS 144, the Company reported the proposed sale of the segment's operations as discontinued operations. In addition, during 2002, the Company wrote down the assets of Elley to reflect the fair value of the net assets to be sold, and reported an additional loss on disposal of approximately $4,137,000 less a tax benefit of approximately $1,605,000 which included the impairment of goodwill of approximately $3,021,000 less a tax benefit of approximately $1,162,000. During the six months ended April 30, 2003, the Company recorded an additional loss on the disposal of Elley totaling $896,249, and a tax benefit of ($304,992), to reflect the change in the fair value of the net assets to be sold. The revenues for the delivery segment were $2,851,742 and $2,826,576 for the six months ended April 30, 2003 and 2002, and $1,847,220 and $1,979,665 for the three months ended April 30, 2003 and 2002.

NOTE 4 - STOCK OPTIONS
----------------------

In January 2003, the Company granted to certain employees, options under its 2000 stock option incentive plan to purchase an aggregate 39,500 shares of common stock at an exercise price of $.65 per share, the market value on the date of the grant.

In April 2003, the Company granted options to its directors under the Directors stock option plan to purchase an aggregate of 10,000 shares of common stock at an exercise price of $.70 per share, the market value on the date of the grant.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - STOCK OPTIONS (Continued)
----------------------------------

Stock Based Compensation
------------------------

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which provides guidance to companies electing to voluntarily change to the fair-value method of accounting for stock based compensation and provides for additional, more frequent and more prominent disclosures regarding the effects of stock based compensation in financial statements. As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123 as amended by SFAS No. 148, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied. The pro forma net income (loss) and income (loss) per share for the six months ended April 30, 2003 and 2002 would have been $(910,080) and $(.35), and $(2,715,934) and $(1.05), respectively had the fair value method been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended April 30, 2003 and 2002, respectively: expected volatility of 114% and 142% respectively; risk free interest rate of 3.63% and 4.66% respectively; and expected lives of 10 years.

The effects of applying SFAS No. 123 and SFAS No. 148 in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

                              SIGNATURE

        In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                                  By: /s/ ANDREW L. SIMON
                                      ------------------------
                                      Andrew L. Simon
                                      President, Chief Executive Officer
                                      and Chief Financial Officer
Date:  June 16, 2003


                             CERTIFICATIONS

        I, ANDREW L. SIMON, certify that:

        1. I have reviewed this Quarterly Report on Form 10-QSB of TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC. for the fiscal quarter ended April 30, 2003.

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

Date: June 16, 2003

/s/ ANDREW L. SIMON
-------------------
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER