Form 10QSB
period 2003-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2003-09-15
CIK 726603

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2003

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of September 12, 2003: 2,601,453 shares of Common Stock, par value
------------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I


                         FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended July 31, 2003 are attached to this Report, commencing at page F-1.

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

RESULTS OF OPERATIONS

       The following table compares the revenues for the fiscal quarter and nine months ended July 31, 2003 versus the fiscal quarter and nine months ended July 31, 2002.



            RESULTS OF OPERATIONS FOR THE THIRD FISCAL QUARTER
            AND FOR THE NINE-MONTH PERIOD ENDED ON JULY 31, 2003

                          Nine Months                        Three Months
                         Ended July 31,                    Ended July 31,
                         ---------------                    ---------------

                         2003       2002      % Change      2003        2002      % Change
                         ----       ----      --------      ----        ----      --------
                          (in thousands                      (in thousands
                           of dollars)                        of dollars)


Revenues

  Proprietary          $3,191.3   $2,801.2       13.9      $1,292.4   $1,222.0        5.8

  Custom Testing       $3,164.9   $2,413.2       31.1      $1,186.0   $  808.6       46.7

Total Revenues
from Continuing
Operations             $6,356.2   $5,214.4       21.9      $2,478.4   $2,030.6       22.1



        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                       Nine Months           Three Months
                                      Ended July 31,       Ended July 31,
                                      ---------------       ---------------

                                      2003       2002       2003       2002
                                      ----       ----       ----       ----
                                      (in percentages)      (in percentages)



Revenues                              100%       100%       100%       100%

        Gross Profit                   49         51         51         55

Operating Expense:

        Selling Expense                18         15         14          9

        General & Administrative       23         29         22         28

Income from Operations                  8          7         15         18

        Other Income (Expense)         13         (8)        45         (7)

Income (Loss) from
Continuing Operations                  13          0         36          7

Income (Loss) from Discontinued
Operations, net of taxes                2        (44)        39         11

Net Income (Loss)                      15        (45)        75         18

        REVENUES.  Revenues from continuing operations for the nine-month
        --------
period ended July 31, 2003 (the "current period") were $6,356,218 representing a 21.9% increase or $1,141,773 from $5,214,445 for the nine-month period ended July 31, 2002 (the "comparable period"). Net revenues from continuing operations for the three-months ended July 31, 2003 (the
"current quarter") increased by 22.1% or $447,836 to $2,478,392 as compared to net revenues of $2,030,556 in the three months ended July 31, 2002 (the "comparable quarter").

        Revenues from our proprietary testing unit have increased by 13.9% year to date and by 5.8% for the current quarter. Due to increases in contracted services, revenues from our custom-testing unit increased 31.1% year to date and by 46.7% for the current quarter.

        COST OF GOODS SOLD.  Cost of goods sold increased by $658,583, or
        ------------------
25.8%, from $2,556,797 in the comparable period to $3,215,380 in the current period. Cost of goods sold is now 51% of revenues versus 49% in the comparable period. Cost of goods sold for the current quarter increased by 31.5%, or $290,570, from $922,428 in the comparable quarter to $1,212,998 in the current quarter. Cost of goods sold is now 49% of revenues for the quarter versus 45% for the comparable quarter. The increase in cost of goods sold is due to the volume growth of assessment products as well as a change in revenue mix. While both assessment units have increased revenue, Beck Evaluation and Testing Inc. ("BETA") now accounts for a greater percent of total sales (versus last year). For BETA, our cost of goods is greater (as a percent of sales).

        GROSS PROFIT.  Gross profit from continuing operations increased to
        ------------
$3,140,838 in the current period from $2,657,648 in the comparable period or by $483,190. The gross profit margin is now 49% in the current period
versus 51% in the comparable period.   For the current quarter, the gross
profit increased to $1,265,394 versus $1,108,128 in the comparable quarter. SELLING EXPENSE. Selling expense for the current period increased by 43.5% or $342,334 versus the comparable period, or from $787,855 to $1,130,189. For the current quarter, selling expense increased by 80.5% or $152,242, or from $189,204 in the comparable quarter to $341,446 in the current quarter. Selling expenses increased because of the Company's decision to accelerate marketing spending to better penetrate its target market and because the Company invested significantly to develop new business for its custom-testing unit. Selling expenses are 18 % of revenue in the current period versus 15% in the comparable period. For the current quarter, selling expenses are 14% of revenue versus 9% in the comparable quarter.

        GENERAL AND ADMINISTRATIVE (G&A) EXPENSES.  General and administrative
        -----------------------------------------
expenses for the current period are now $1,484,033 versus $1,491,571 for the comparable period. For the current period, G&A is 23% of revenues versus 29% in the comparable period. For the current quarter, G&A expenses are $540,626 versus $561,365 in the comparable quarter. G&A is 22% of revenue in the current quarter versus 28% in the comparable quarter. The Company continues to reduce percentage G&A expense because it has been successfully allocating personnel directly to certain businesses.

        EBITDA.  Earnings before interest, taxes, depreciation and amortization
        ------
on the Company's continuing operations was $1,014,830 for the current period versus $855,430 for the comparable period. EBITDA for the current quarter
was $555,626 versus $516,526 for the comparable quarter.   EBITDA continues
to grow because of increased gross profit.

        OTHER INCOME (EXPENSE).  The Company had net interest expense of
        ----------------------
$404,333 for the current period versus net interest expense of $412,481 for the comparable period. For the current quarter the Company had net interest expense of $136,382 versus net interest expense of $139,554 for the comparable quarter. Interest expense has declined due to the prepayment of long-term debt, as well as reduced utilization of the Company's line of credit. Further, in July 2003, the Company had a one-time gain of $1,254,627 due to the sale/leaseback of its corporate headquarters.

        INCOME FROM CONTINUING OPERATIONS. Income from the Company's continuing
        ---------------------------------
operations for the current period was $810,763 versus ($20,556) for the comparable period. For the current quarter, the Company had net income from continuing operations of $891,544 versus $135,848 in the comparable quarter.

        DISCONTINUED OPERATIONS. In evaluating TASA's strategic alternatives,
        -----------------------
the Company made the decision to focus or concentrate on its core business,
namely assessment in the K-12 marketplace.   As such, in June 2003 it
completed the sale of Mildred Elley Schools, its post-secondary school division, and in July 2003 it completed the sale of its supplemental instructional unit, Modern Learning Press, Inc. ("MLP"). The net result of these transactions contributed a gain from discontinued operations of $152,203 versus a loss of ($2,308,504) in the comparable period. For the current quarter, the company had a gain of $963,059 versus a gain of $229,841 in the comparable quarter.

        NET (LOSS) INCOME.  Combining income from both continuing and
        -----------------
discontinued operations, the Company had net income of $962,966 in the current period versus a net (loss) of ($2,329,060) in the comparable period. For the current quarter, the Company experienced net income of $1,854,603 versus net income of $365,689 in the comparable quarter.

        For the current period, the Company had $0.31 earnings per share from continuing operations versus a loss of ($0.01) earnings per share in the comparable period. For the current quarter, the Company had $0.34 earnings per share from continuing operations versus $0.05 earnings per share in the comparable quarter. Including the gain or loss from discontinued operations, the Company had a gain of $0.37 per share in the current period versus a ($0.90) (loss) in the comparable period. For the current quarter, the Company had $0.71 earnings per share versus $0.14 earnings per share in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL.  Working capital decreased by $849,598 during the
        ---------------
current period from $2,099,984 at October 31, 2002, to $1,250,386, at July 31, 2003. This decrease resulted primarily from net assets from discontinued assets sold during the current quarter. The ratio of current assets to current liabilities was approximately 1.85 to 1 at the end of the current quarter.

        CASH FLOW FROM OPERATING ACTIVITIES. During the current period, the
        -----------------------------------
Company had net cash provided in operating activities of $47,228, as compared to $68,671 used by operating activities in the comparable period. The increase in cash provided by operating activities resulted primarily from increased net income .

        CASH FLOW FROM INVESTING ACTIVITIES. During the current period, the
        -----------------------------------
Company had net cash provided by investing activities of $5,556,457, as compared to $371,796 used in investing activities for the comparable period. The cash provided in the current period is primarily from the proceeds from the sales of the Company headquarters/office and MLP.

        CASH FLOW FROM FINANCING ACTIVITIES. During the current period, the
        -----------------------------------
Company had net cash used in financing activities of $5,114,921 as compared to $412,083 in cash provided by financing activities during the comparable period. The increase in cash used in financing activities resulted from the repayment of the subordinated debt and the mortgage payable of the Company's facilities.

        In July 2003, the Company sold substantially all the assets of Modern Learning Press, Inc., its wholly-owned subsidiary and sole component of the Company's instructional segment, to Delta Education, LLC ("Delta") for $4,020,000 and Delta assumed certain related liabilities. In addition, the Company is responsible for the payment of up to $200,000 of certain royalties for a one-year period from June 1, 2003 through May 31, 2004.
The Company has estimated these royalties based on historical amounts paid, to amount to approximately $175,000, which has reduced the gain from the sale of the segment. The Company retained the business and assets related to its test preparation materials, Kingsbridge Press, which it considers consistent with the activities of its sole remaining segment. The Company recorded a gain on the disposal of Instructional Segment totaling
$1,815,092 less taxes of $726,036.  Revenues from the Instructional
Segment totaled $1,321,278 and $2,129,415 for the period November 1, 2003 through the date of sale and for the nine months ended July 31, 2002, respectively. Revenues from the Instructional Segment totaled $723,491 and $1,497,492 for the period May 1, 2003 through the date of sale and for the three months ended July 31, 2002, respectively.

        In addition, the Company entered into a transitional services agreement with Delta, whereby the Company would continue to pay the rent and employee costs of MLP through October 31, 2003 for consideration of $130,000. On October 31, 2003, the facilities utilized by MLP will be closed and the employees terminated. The Company estimates these termination costs, to be approximately $130,000, which it has recorded as a cost of the sale of the segment.

        In July 2003, options to purchase 2,000 shares of the Company's common stock were exercised resulting in proceeds totaling $920.

        In August 2003, options to purchase 5,000 shares of the Company's common stock were exercised resulting in proceeds totaling $2,300.

        In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,627 net of closing costs totaling $161,892. The building was then leased under a ten year lease agreement.

        In July 2003, the Company repaid the remaining outstanding principal balance on the subordinated debt totaling $3,530,141. The Company also charged to expense on the date of repayment, the remaining deferred interest and loan originating fees with a remaining book value of $39,312 and $15,422, respectively.

        Long-term debt, operating leases and other long-term obligations as of July 31, 2003 mature as follows:


                                                           Payments due
Obligations                       Total       Less than                                    more than
                                               1 year        1-3 years      4-5 years       5 years

Long-term debt                 $       --    $       --     $       --     $       --     $       --
Operating leases                3,146,210       304,500        969,470        715,720      1,156,520
Other long-term obligations            --            --             --             --             --

Total obligations              $3,146,210    $  304,500     $  969,470     $  715,720     $1,156,520


        The Company's scanning and scoring business is increasing rapidly. As a result, a decision was made to expand the physical facilities in connection with this activity. During the fourth quarter of 2003, the Company will spend approximately $225M to move and expand these facilities by approximately 4,000 square feet.


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

        (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on September 10, 2003, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

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

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 11 -- Computation of Earnings per Common Share


                Exhibit 31 -- Certification Pursuant To 18 U.S.C. Section 1350,
                              As Adopted Pursuant To Section 302 of The
                              Sarbanes-Oxley Act of 2002.

                Exhibit 32 -- Certification Pursuant to 18 U.S.C. Section 1350,
                              As Adopted Pursuant to Section 906 of
                              The Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K

                Current Report on Form 8-K, filed June 18, 2003.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

           Index to Consolidated Financial Statements (Unaudited) for the Fiscal Quarter Ended July 31, 2003



         Consolidated Balance Sheets                    F-1

         Consolidated Statements of Operations and
           Comprehensive Income                         F-3

         Consolidated Statements of Cash Flows          F-5

         Notes to Consolidated Financial Statements     F-7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                       CONSOLIDATED BALANCE SHEETS

                                                                   Page 1 of 2

                                                             July 31,      October 31,
                                                             2 0 0 3         2 0 0 2
                                                             -------         -------
                                                           (Unaudited)
        ASSETS
        ------

Current assets:
  Cash and temporary investments                           $  604,673     $   115,909
  Accounts receivable, net of allowance for doubtful
   accounts of $7,021 and $24,434, respectively             1,380,137       1,071,107
  Inventories                                                 503,429         428,742
  Prepaid expenses and other current assets                   226,722         394,828
  Current assets held for sale                                     --       3,155,444
                                                           ----------     -----------

        Total current assets                                2,714,961       5,166,030

Property, plant and equipment - net of
 accumulated depreciation of $296,076 and
   $1,285,412, respectively                                    94,421       1,574,161
Property, plant and equipment held for sale                        --         184,730

Other assets:
  Test passage bank and test development, net of
   accumulated amortization of $2,685,369 and
   $2,362,963, respectively                                 2,130,269       2,202,998
  Goodwill                                                    198,159         198,159
  Deferred income taxes                                     1,530,823       1,875,670
  Other assets                                                322,140         166,356
  Other assets held for sale                                       --       1,438,658
                                                           ----------     -----------

        Total assets                                       $6,990,773     $12,806,762
                                                           ==========     ===========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES






                        CONSOLIDATED BALANCE SHEETS

                                                                   Page 2 of 2

                                                             July 31,      October 31,
                                                             2 0 0 3         2 0 0 2
                                                             -------         -------
                                                           (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Note payable to bank                                     $       --     $        --
  Current maturities of long-term debt                             --          55,556
  Accounts payable                                            333,394         513,825
  Accrued expenses                                            856,891         713,161
  Deferred revenue                                            274,290              --
  Current liabilities held for sale                                --       1,783,504
                                                           ----------     -----------

        Total current liabilities                           1,464,575       3,066,046

Long-term debt:
  Subordinated debt                                                --       3,530,141
  Long-term debt, net of current portion                           --       1,530,144
  Other liabilities held for sale                                  --         241,547
                                                           ----------     -----------

        Total liabilities                                   1,464,575       8,367,878

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0  shares
   issued and outstanding, respectively                            --              --
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 2,596,453 and 2,594,453 shares
   issued and outstanding                                         260             259
  Additional paid-in capital                                5,545,447       5,538,393
  Deferred interest                                                --        (117,293)
  Retained deficit                                            (19,509)       (982,475)
                                                           ----------     -----------

        Total stockholders' equity                          5,526,198       4,438,884
                                                           ----------     -----------

        Total liabilities and stockholders' equity         $6,990,773     $12,806,762
                                                           ==========     ===========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Page 1 of 2

                                                       Nine Months Ended              Three Months Ended
                                                           July 31,                        July 31,
                                                     2 0 0 3        2 0 0 2         2 0 0 3       2 0 0 2
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)

Net revenue                                        $6,356,218    $ 5,214,445      $2,478,392    $2,030,556

Cost of goods sold                                  3,215,380      2,556,797       1,212,998       922,428
                                                   ----------    -----------      ----------    ----------

Gross profit                                        3,140,838      2,657,648       1,265,394     1,108,128
                                                   ----------    -----------      ----------    ----------

Operating expenses:
  Selling expenses                                  1,130,189        787,855         341,446       189,204
  General and administrative expenses               1,484,033      1,491,571         540,626       561,365
                                                   ----------    -----------      ----------    ----------

Total operating expenses                            2,614,222      2,279,426         882,072       750,569
                                                   ----------    -----------      ----------    ----------

Income from operations                                526,616        378,222         383,322       357,559

Other income (expense):
  Gain on sale of building                          1,254,627             --       1,254,627            --
  Interest expense, net                              (404,333)      (412,481)       (136,382)     (139,554)
                                                   ----------    -----------      ----------    ----------

Income (loss) before income taxes                   1,376,910        (34,259)      1,501,567       218,005

Income taxes (benefits)                               566,147        (13,703)        610,023        82,157
                                                   ----------    -----------      ----------    ----------

Income (loss) from continuing operations              810,763        (20,556)        891,544       135,848
                                                   ----------    -----------      ----------    ----------

Income (loss) from discontinued operations:
  (Loss) gain from operations net of income
   tax (benefit) of $(265,150), $(47,637),
   $(108,771) and $34,238, respectively              (397,724)       (70,260)       (178,125)       61,698
  Gain (loss) on disposal, net of income tax
   (benefit) of $372,494, $(1,426,517),
   $760,123 and $78,047, respectively                 549,927     (2,238,244)      1,141,184       168,143
                                                   ----------    -----------      ----------    ----------

Income (loss) from discontinued operations            152,203     (2,308,504)        963,059       229,841
                                                   ----------    -----------      ----------    ----------

Net income (loss)                                  $  962,966    $(2,329,060)     $1,854,603    $  365,689
                                                   ==========    ===========      ==========    ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Page 2 of 2

                                                       Nine Months Ended              Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 3        2 0 0 2         2 0 0 3       2 0 0 2
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)

Weighted average shares outstanding
  Basic                                            2,594,475      2,584,802        2,594,518     2,594,453
  Diluted                                          2,644,277      2,584,802        2,644,321     2,594,453

Basic earnings (loss) per share
  Continuing operations                           $      .31     $     (.01)      $      .34    $      .05
  Discontinued operations                                .06           (.89)             .37           .09
                                                  ----------     ----------       ----------    ----------

                                                  $      .37     $     (.90)      $      .71    $      .14
                                                  ==========     ==========       ==========    ==========

Diluted earnings (loss) per share
  Continuing operations                           $      .31     $     (.01)      $      .34    $      .05
  Discontinued operations                                .05           (.89)             .36           .09
                                                  ----------     ----------       ----------    ----------

                                                  $      .36     $     (.90)      $      .70    $      .14
                                                  ==========     ==========       ==========    ==========






















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                                                                   Page 1 of 2
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            July 31,
                                                     2 0 0 3        2 0 0 2
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

OPERATING ACTIVITIES
  Net income (loss)                              $   962,966     $(2,329,060)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
    Depreciation and amortization                    488,214         477,208
    Deferred income taxes                            344,847      (1,603,083)
    Deferred interest                                117,293          88,615
    Financial advisory services                           --           1,251
    (Gain) on sale of building                    (1,254,627)             --
    (Gain) loss on sale of
      discontinued operations                       (549,927)        643,568
    Impairment of goodwill                                --       3,021,193
  Changes in operating assets and liabilities:
    Accounts receivable                             (309,030)       (385,758)
    Inventories                                      (74,687)       (152,147)
    Other assets                                      84,590          13,551
    Net assets from discontinued operations               --         249,288
    Deferred revenue                                 274,290              --
    Accounts payable                                 (36,701)        (93,297)
                                                 -----------     -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES              47,228         (68,671)
                                                 -----------     -----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment       (44,013)        (56,120)
  Test passage bank and test development            (249,677)       (189,564)
  Proceeds from the sale of building               2,875,000              --
  Proceeds from the sale of discontinued
   operations                                      4,070,000              --
  Closing costs on the sale of building             (161,891)             --
  Closing costs on sale of discontinued
   operations                                       (766,293)             --
  Prepublication costs                              (151,119)       (113,551)
  Software development costs                         (15,550)        (12,561)
                                                 -----------     -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES           5,556,457        (371,796)
                                                 -----------     -----------

FINANCING ACTIVITIES
  Repayment of long-term debt                     (1,585,700)       (185,099)
  Repayment of subordinated debt                  (3,530,141)             --
  Proceeds from the exercise of employee
   stock options                                         920              --
  Net borrowings on note payable to bank                  --         597,182
                                                 -----------     -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES          (5,114,921)        412,083
                                                 -----------     -----------



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, I
                              AND SUBSIDIARIES

                                                                   Page 2 of 2
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            July 31,
                                                     2 0 0 3        2 0 0 2
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)


NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                       $488,764       $(28,384)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                             115,909         47,643
                                                    --------       --------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                  $604,673       $ 19,259
                                                    ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                     $409,674       $415,545
                                                    ========       ========

  Income taxes paid                                 $ 34,442       $ 24,249
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 2003 and October 31, 2002, the consolidated results of operations for the nine and three months ended July 31, 2003 and 2002 and consolidated cash flows for the nine months ended July 31, 2003 and 2002.

The consolidated results of operations for the nine and three months ended July 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002.

Goodwill Amortization
---------------------

Pursuant to SFAS 141 and 142, the Company stopped amortizing goodwill effective November 1, 2002. Had the new standard been effective at November 1, 2002, the net (loss) income for the nine and three months ended July 31, 2002 would have been $(2,286,064) and $380,021.

NOTE 2 - SALE OF INSTRUCTIONAL SEGMENT
---------------------------------------

In July 2003, the Company sold substantially all the assets of Modern Learning Press, Inc., its wholly-owned subsidiary and sole component of the Company's instructional segment to Delta Education, LLC ("Delta") for, $4,020,000 and Delta assumed certain related liabilities. In addition, the Company is responsible, for the payment of up to $200,000 of certain royalties for a one year period from June 1, 2003 through May 31, 2004. The Company has estimated these royalties based on historical amounts paid, to amount to approximately $175,000, which has reduced the gain from the sale of the segment. The Company retained the business and assets related to its test preparation materials, Kingsbridge Press, which it considers consistent with the activities of its sole remaining segment. The Company recorded a gain on the disposal of the Instructional segment totaling $1,815,092 less taxes of $726,036. Revenues from the Instructional Segment totaled $1,321,278 and $2,129,415 for the period November 1, 2002 through the date of sale and for the nine months ended July 31, 2002, respectively. Revenues from the Instructional Segment totaled $723,491 and $1,497,492 for the period May 1, 2003 through the date of sale and for the three months ended July 31, 2002, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SALE OF INSTRUCTIONAL SEGMENT (CONTINUED)
---------------------------------------------------

In addition, the Company entered into a transitional services agreement with Delta, whereby the Company would continue to pay the rent and employee costs of MLP through October 31, 2003 for consideration of $130,000. On October 31, 2003, the facilities utilized by MLP will be closed and the employees terminated. The Company estimates these termination costs, to be approximately $130,000, which it has recorded as a cost of the sale of the segment.

NOTE 3 - SALE OF DELIVERY SEGMENT
---------------------------------

On June 3, 2003, the Company sold substantially all the assets of Elley. Pursuant to the agreement, the Company received $50,000. In addition, the Company will receive 25 percent of the proceeds from any sale or refinancing of the school by the purchaser to a third party, which must take place within seven years. The assets sold constitute substantially all the assets and operations of the Company's educational delivery segment. The Company recorded a gain on the disposal of Elley totaling $883,856, and a tax benefit of $353,542, to reflect the change in the fair value of the net assets sold during the period November 1, 2002 through June 3, 2003. The revenues for the delivery segment were $3,225,417 and $3,916,111 for the period from November 1, 2002 through June 3, 2003, the date of sale, and the nine months ended July 31, 2002. The revenues for the delivery segment were $373,675 and $1,089,535 for the period from May 1, 2003 through June 3, 2003, the date of sale, and for the three months ended July 31, 2002, respectively.

NOTE 4 - STOCK OPTIONS
----------------------

In July 2003, options to purchase 2,000 shares of the Company's common stock were exercised resulting in proceeds totaling
$920.

Subsequent to the balance sheet date, options to purchase 5,000 shares of the Company's common stock were exercised resulting in proceeds totaling $2,300.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - SALE LEASEBACK OF BUILDING
-----------------------------------

In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,627 net of closing costs totaling $161,892. The building was then leased back to the Company under a ten year lease agreement. Among other provisions, the lease provides for additional rent to be paid by the Company for real estate taxes and insurance. Future minimum rentals under the agreement are as follows:

 Year ended
  July 31,

    2004                        $  304,500
    2005                           313,780
    2006                           323,060
    2007                           332,630
    2008                           352,640
    2009 and thereafter          1,519,600
                                ----------

                                $3,146,210
                                ==========

NOTE 6 - SUBORDINATED DEBT
--------------------------

In July 2003, the Company prepaid the remaining outstanding principal balance on the subordinated debt totaling $3,530,141. The Company also charged to expense on the date of prepayment, the remaining deferred interest and loan originating fees with a remaining book value of $39,312 and $15,422, respectively.

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

Date:  September 15, 2003