Form 10KSB
period 2003-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2004-01-29
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB
(Mark One)
      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended October 31, 2003
      [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $9,761,638 for the fiscal year ended October 31, 2003.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,987,887 as of January 20, 2004. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes           	No
   ---------    ----------

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 20, 2004, 2,603,453 shares of Common Stock, par value $.0001 per share.

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

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

                                PART I

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

            Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") now competes exclusively in the assessment marketplace. During the Company's fiscal year ended October 31, 2003 ("Fiscal 2003"), TASA sold both its post-secondary proprietary school, Mildred Elley (originally acquired by TASA in fiscal 1999), and Modern Learning Press, its supplemental instructional materials subsidiary (originally acquired by TASA in fiscal 1997). With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to refocus the organization on the fast-growing assessment segment of the K-12 education market. The net effect of this decision was that the Company's revenue stream has decreased from $16.3 million for the year ended October 31, 2002 ("Fiscal 2002"), to $9.8 million for Fiscal 2003 as a result of the sale of these non-strategic businesses. However, on a comparative basis, the assessment revenue stream increased 29%, from $7.6 million in Fiscal 2002 to $9.8 million in Fiscal 2003, or 29%. Over the past nine years, the assessment revenue stream has increased approximately five-fold, from $2.1 million in fiscal 1994 to $9.8 million in Fiscal 2003.

            The need to develop fundamental literacy skills has long been recognized as essential to a student's progress and success throughout school and life. The Company's proprietary assessment products relate directly to the teaching and measurement of progress of literacy skills. The Company's Degrees of Reading Powerr ("DRP") tests and related products enable a school, district or other entity to assess an individual's reading comprehension ability. These tests allow an individual's reading development to be tracked over time and are often used to audit a school's success in the teaching of reading. In 2001, the Company launched two new tests: Signposts, a language arts early-childhood test, and the MAC II, an English language proficiency test, both of these tests focus on fundamental literacy skills.

            Through the Company's wholly-owned subsidiary, Beck Evaluation and Testing Associates, Inc. ("BETA"), the Company performs "custom services" for other test publishers as well as for state education agencies directly. Again, under NCLB, the needs for custom design test development and for consulting and psychometric services are increasing rapidly. BETA now accounts for more than 50% of TASA's assessment revenues.

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

PROPRIETARY ASSESSMENT PRODUCTS AND RELATED SERVICES

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

            DRP tests consist of nonfiction paragraphs and/or passages on a variety of topics, each written, edited, and calibrated by the Company. The individual test passages are stored in the Company's "Test Passage Bank", and each test is created by selecting the appropriate test passages from the Test Passage Bank to satisfy the criteria set for a particular test. Each passage undergoes a two-year process of development and calibration and has an estimated useful life of 11 years; a passage is introduced initially in a "secure" form of test after which it is available in "shelf" form in the Company's test catalogs and then in practice tests. Management believes that approximately four million DRP tests, for which the Company is the sole source proprietor and publisher, were administered in 2002 in states, school districts, and college and university testing programs.

            TYPES OF DRP TESTS. Specially prepared "secure" forms of the Company's DRP tests are licensed for one-time or limited use by states while other "shelf" forms listed in the Company's catalogs are licensed for an indefinite period of time to schools and districts throughout the United States and Canada. Secure test forms are composed of text and test items that have never before been administered and are typically used in only one test administration as a secure test. The Company provides secure tests annually for administration in certain grades in Connecticut and New York.

            Further, with the advent of the new education act, NCLB, the DRP shelf tests are being added to testing programs in a number of states, most noticeably Alabama, Massachusetts and Utah. DRP tests have been administered in approximately 4,000 school districts across the United States.

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

            The MAC II is currently authorized for use in New Jersey, Illinois, Florida and Wisconsin. It is the mandated state ESL/LEP test in Rhode Island and Missouri. In spring 2004, MAC II will be used as a statewide assessment in Arkansas. This test is currently a finalist for adoption in several other states.

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

            In Fiscal 2003, the Company quadrupled the capacity of its scoring facility. The Company now performs scoring services also for our custom testing unit and for third parties.

            SOFTWARE PRODUCTS. The Company designs and markets computer software products that are sold as instructional aids or analytical tools for reading assessment. Among the products are MicRA-->DRP II, which allows the user to estimate the DRP difficulty rating of instructional materials, and DRP-->EZ Converter(R), which permits those who score DRP tests by hand to easily convert raw scores to criterion-referenced DRP scores and DRP norms. In Fall 2002, the Company released MACII?EZ Converter software which permits those who score MAC II tests by hand to easily obtain MAC II scores and norms. Further, the Company has sold its own proprietary scanning and scoring software to school districts where its installation is economically feasible due to high-volume usage. Through the end of Fiscal 2003, we had 12 districts that had purchased this software.

            The Company has also introduced DRP-->Booklink(R) which enables teachers to find appropriate books for each student based upon interest categories and reading ability. The database of books (over 20,000) increases yearly and modifications to the software each year make it more user friendly.

            The Company reports revenues from proprietary test products as Proprietary Assessment Income.

CUSTOM TEST PRODUCTS AND RELATED SERVICES

            BETA provides consulting services to states, school districts and textbook publishers. BETA's business is approximately equally divided between work for states and work for publishers. Since its acquisition by TASA in January 1997, BETA has concentrated on increasing its test assessment and design services to states. This effort has been successful, and BETA now provides its test design and psychometric services to state customers in Delaware, Indiana, Massachusetts, Michigan, Minnesota, North Carolina, Ohio, Texas, and Virginia. BETA was awarded a $7.5 million contract from the State of Michigan to develop an alternative assessment test for special education students. In January 2004, BETA was notified that such contract has been extended through September 2007. The total value of this contract over its term is $13,900,000. This represents the second major state (the other state being Texas) where BETA has alternative assessment assignments.

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

            The Company reports revenues from BETA's operations as Custom Assessment Income.

DISCONTINUED OPERATIONS

            The Company has determined that its core business of assessment products and services provides better long-term growth and profit potential than did the instructional material business and the proprietary school business. Consequently, during the second quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school, Mildred Elley Schools, Inc. ("Mildred Elley") and the Company reached a similar decision to sell the instructional material business in the third quarter of Fiscal 2003.

            Effective June 3, 2003, the Company completed the transaction for the sale of the proprietary school business, and sold Elley to its president and former owner. At closing, the Company received $50,000 in cash proceeds from the sale. In addition it will receive 25% of the proceeds from the sale or refinancing of the schools to a third party, which must take place within seven years from the date of closing. Substantially all the assets and liabilities on the balance sheet were acquired by the purchaser, and all pending litigation with the previous owners of the school was settled.

            During Fiscal 2003, the Company took a non-cash charge of $584,941 for discontinued operations in connection with the sale of Mildred Elley. The total non-cash charge (since the school was recognized as discontinued operations in Fiscal 2002) was $3,117,043. The revenues for the delivery segment were $3,225,410, $5,882,026 and $4,966,974 for the period November 1, 2002 through the date of sale, and for the fiscal years ended October 31, 2002, and 2001, respectively.

            Consistent with the Company's belief that its resources need be focused on the assessment segment of the K-12 market, in July 2003, the Company sold substantially all the assets of Modern Learning Press, ("MLP") its wholly owned subsidiary and sole component of the Company's instructional segment. Delta Education LLC ("Delta") purchased such assets for $4,020,000, and Delta assumed certain liabilities. The Company retained the business and assets related to its test preparation materials division, Kingsbridge Press, which it considers consistent with the activities of its sole remaining segment. The Company recorded a gain on the disposal of the instructional segment totaling $1,748,272 less taxes of $699,309. Revenues from the instructional segment totaled $1,321,278, $2,862,927 and $2,839,008 for the period November 1, 2002 through the date of sale and for the years ended October 31, 2002 and 2001, respectively.

            See "Management's Discussion and Analysis or Plan of
Operation" for further information on the effects of the disposition of Mildred Elley and Modern Learning Press.

MARKETING

            The Company markets its assessment products and services as follows:

            . Sales of secure tests to large-scale users (such as state education departments) are conducted directly by the Company's staff. This includes making presentations and negotiating contracts and license agreements.

            . Sales of the Company's products and services as described in the Company's catalogs are made primarily through direct mail campaigns to elementary school, secondary school and college markets. The Company also exhibits its products at educational trade shows and advertises in trade journals.

            . In addition, the Company's staff and its independent consultants provide presentations and in-service workshops supporting the Company's products.

            . Sales of custom-designed testing and consulting are accomplished via bidding processes and attendance at professional meetings.

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

            There are a number of for-profit and non-profit organizations that provide test design, production and consulting services to states under contract. For example, National Evaluation Systems (NES), Amherst, Massachusetts; and NCS Pearson, Iowa City, Iowa; are among the for-profit firms that supply test development, printing, distribution, and scoring services to individual states under contract. Among the non-profit organizations, Measured Progress, Inc. (Dover, New Hampshire), ACT and ETS have conducted such contract work for states and ETS is the current contractor for the National Assessment of Educational Progress. By enabling states to have tests developed and administered to their own specifications, these for-profit and non-profit organizations compete indirectly with the Company's assessment division. In terms of size alone, these firms have greater marketing capability and resources than does the Company.

            The MAC II Test exists in a competitive market; however, several of the non-profit and for-profit testing companies do not have a product that is in direct competition with the test. The major sources of direct competition are: the LAS (Language Assessment Scales) tests published by CTB/McGraw-Hill, the LPTS (Language Proficiency Test Series) published by Metri-Tech, and the IPT (Idea Language Proficiency Test), published by Ballard and
Tighe and Harcourt's Stanford English Language Proficiency Test which was introduced during fiscal year 2003. Each of these tests is designed to assess a student's level of English language proficiency. In indirect competition are tests that assess a student's language proficiency in a primary language other than English, such as the Spanish versions of the LAS and IPT. In addition, some states have developed their own instruments for statewide testing of English Language Learners, such as the MELAB (Michigan English Language Assessment Battery) and the RPTE (Texas Reading Proficiency Tests in English).

EMPLOYEES

            As of October 31, 2003, the Company employed a total of 53 employees in its continuing operations, 47 on a full-time basis, and 6 on a part-time basis. Of the 53 employees,16 are engaged in research and/or test development, 20 are in operations, 6 are in executive capacities, and 11 are in marketing. The Company had employed a total of 124 employees in its discontinued operations as of October 31, 2002.

GOVERNMENT REGULATIONS

            ASSESSMENT MATERIALS. The NCLB legislation bodes well for TASA. NCLB provides funding of approximately $26 billion. Almost half of that amount is for Title I funding, which requires schools that take this funding to evaluate student progress in reading.

            NCLB also provides almost one-half billion dollars for annual testing in reading and math; Title III allows for thee-quarters of a billion dollars in bilingual and immigrant education and almost one billion dollars in early language literacy. The following chart illustrates that TASA is strategically positioned to take advantage of the funding opportunities under NCLB:


        Section of NCLB Act            TASA Products & Services
        -------------------            ------------------------

        Title I                        DRP/Signposts
        Early Childhood Literacy       DRP/Signposts
        Title III/ESL                  MacII
        Annual Testing                 DRP/BETA


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

            In connection with the purchase by MLP of substantially all the operating assets of Programs for Education, Inc. and pursuant to a Royalty Agreement between MLP and Bernard Shapiro, the founder of Programs for Education, Inc., MLP agreed to pay to Mr. Shapiro a royalty on sales of certain titles for a term of seven years following the closing of the acquisition in Fiscal 1997 in an amount equal to a minimum of $80,000 annually, with a maximum of $120,000 in the first year, which increases each year to a maximum of $240,000 in the seventh year. The Company paid Mr. Shapiro a total of $160,667 in Fiscal 2001, $161,558 in Fiscal 2002, and $158,440 in Fiscal 2003.

ITEM 2.     DESCRIPTION OF PROPERTY

            The Company completed the sale/lease-back of its 30,000 square foot building in Brewster, New York. The building was constructed in 1987, with the second phase completed in 1991. In July 2003, the company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a pre-tax gain on the sale totaling $1,254,627 net of closing costs totaling $161,891. The Company then signed a ten-year triple net lease for the building. The cost per square foot is $10.50 for the July 2003/June 2004 period and increases each year thereafter. The final year of the lease has a rental cost of $13.69 per square foot. Proceeds from the sale of the building were used to repay debt, to increase the Company's working capital and to fund the expansion of its scanning and scoring facility. In the fall of 2003, the Company completed an expansion of this scanning and scoring facility at a cost of approximately $250,000. This facility is now four times the capacity of the prior facility and will accommodate new growing business in this area.

            BETA rents a small office facility of 500 square feet in Austin, Texas, which affords good proximity to the Texas Education Agency. The Company made the decision to open the office in Texas because of the volume of business in that state.

            The Company expends its resources for capital improvements as necessary.

ITEM 3.     LEGAL PROCEEDINGS

            In connection with the sale of the Mildred Elley School, all pending litigation and claims between the Company and its subsidiaries, on the one hand, and the former owner of Mildred
Elley and the former Mildred Elley entity, on the other hand, were settled.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            (a) The Company's common stock, par value $.0001 per share (the "Common Stock"), is traded in the Nasdaq Electronic Bulletin Board under the symbol TASA.OB. The approximate high and low closing prices for each fiscal quarter in the two fiscal years ended October 31, 2002 and October 31, 2003 were as follows:

                      Common Stock Prices
       --------------------------------------------

       Fiscal Quarter:       High ($)       Low ($)
       ---------------       --------       -------

       1st Qtr 02              0.85          0.40
       2nd Qtr 02              1.45          0.60
       3rd Qtr 02              1.45          0.51
       4th Qtr 02              0.90          0.51
       1st Qtr 03              1.01          0.55
       2nd Qtr 03              1.01          0.60
       3rd Qtr 03              1.13          0.70
       4th Qtr 03              2.05          1.05

            During the first quarter of Fiscal 2004 (through January 20, 2004), the Company's Common Stock had a high closing price of $2.25 and a low closing price of $1.94.

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

            As of January 20, 2004, there were 80 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds approximately 600 in number. The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

            The following table describes the equity securities of the Company issuable as of October 31, 2003 pursuant to the Company's equity compensation plans. The Company has four equity compensation plans, each of which has been approved by the stockholders of the Company: (1) the Amended and Restated 1991 Stock Incentive Plan (under which no further incentive awards may be made); (2) the 2000 Stock Incentive Plan; (3) the Amended and Restated Directors Stock Option Plan, and (4) the Consultants Stock Incentive Plan. For a description of each of the Company's equity compensation plans, please see Item 10, "Executive Compensation-Stock Incentive Plans".



                       EQUITY COMPENSATION PLAN INFORMATION
                              AS OF OCTOBER 31, 2003
                     -----------------------------------------------------------------------------
                             Number of
                          securities to be                                 Number of securities
                            issued upon           Weighted-average       remaining available for
                            exercise of           exercise price of       future issuance under
                            outstanding              outstanding        equity compensation plans
                         options, warrants        options, warrants       (excluding securities
                             and rights              and rights           reflected in column (a))
                                 (a)                     (b)                       (c)
--------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders              587,963                  $2.366                    300,425
--------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                 --                       --                        --
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

COMPANY BACKGROUND

            For over twenty-five years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since 1994, management implemented a strategy to broaden the Company's services within the educational marketplace. As a result, the Company completed three acquisitions since the beginning of Fiscal 1997 in the K-12 assessment and instructional markets. In Fiscal 2002 and again in Fiscal 2003, the Company determined that its core business was assessment. It believed that this category provides better long-term growth and profit potential than either the proprietary school business or the supplemental instruction segment. Consequently, during the second fiscal quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school, and in the third quarter of Fiscal 2003, the Company reached the decision to sell its supplemental instruction materials business, Modern Learning Press. Consequently both of these segments are reported as discontinued operations. See "Discontinued Operations" below. TASA revenues from the assessment segment in Fiscal 1994 were $2.0 million, and have increased by acquisition and internal growth to $9.8 million in Fiscal 2003.

            The assessment business has two units; proprietary products and services, and custom test development. The following table sets forth the revenues in each of these units and the annual percentage change for each of these units, for Fiscal 2003, 2002 and 2001:

            TASA Revenues Breakdown (in thousands of dollars) and % of
                           Year-To-Year Change


                                             Fiscal Year Ended October 31,
                          ---------------------------------------------------------------
                           2001-
                           2003           2003             2002               2001
                           ----           ----             ----               ----

                             %                 %                  %                    %
                           Change     $     Change      $       Change      $        Change
                           ------    ---    ------     ---      ------     ---       ------



Proprietary Products
and Services Revenues...   22.6%   $4,428.3    3.9%   $4,262.8   18.0%    $3,612.5     23%

Custom Services
Revenues...............    78.9%   $5,333.4   61.6%   $3,299.8   10.7%    $2,981.7     52%

Total Revenues From
Assessment Products and
Services................   48.0%   $9,761.7   29.1%   $7,562.5   14.7%    $6,594.2     35%



            The following are selected ratios as a percentage of revenues from continuing operations based on the Company's financial statements:


                                            Fiscal Year Ended October 31,
                                            -----------------------------

                                               2003      2002     2001
                                             ----------------------------

                                             ============================
Revenues from continuing operations. . . . .   100%      100%     100%
   Gross profit margins. . . . . . . . . .      48%       52%      63%
Operating expenses:
     Selling expenses. . . . . . . . . . . .    15%       15%      13%
     General & administrative. . . . . . . .    22%       27%      33%
Income from operations. . . . . . . . . . .     11%       10%      18%
Other income (expense)
   Gain (loss) on sales of assets. . . . . .    13%       --       --
   Interest expense, net. . . . . . . . . .     (4%)      (7%)      9%
Income (loss) before income
     taxes from continuing operations. . . .    19%        3%       9%
Income taxes. . . . . . . . . . . . . . . .      8%        1%       3%
Income (loss) from continuing operations. .     11%        2%       6%
                                             ============================

FISCAL 2003 AS COMPARED TO FISCAL 2002

            REVENUES.  The Company's revenues from continuing
            --------
operations for the fiscal year ended October 31, 2003 were $9,761,638, representing a 29.1% increase or $2,199,170 over $7,562,468 for the fiscal year ended October 31, 2002. The overall increase was primarily attributable to internal growth of the Company's custom testing unit.

            Revenues for assessment products and services, through the Company's proprietary tests unit, increased 3.9%, or $165,500, to $4,428,300 in Fiscal 2003 from $4,262,800 in Fiscal 2002. This increase was minimal due to reduced state and school district budgets during the fourth quarter of the year. While the economy appears to be improving, the Company is uncertain if state tax revenues will improve sufficiently during the coming fiscal year to boost materially the sale of proprietary tests to school districts. During the fourth quarter of Fiscal 2003, the Company expanded its scoring and scanning capabilities, in anticipation of being able to increase its third party scoring business.

            Revenues from BETA, the Company's custom testing unit, increased by $2,033,600, or 61.6%, during the same period, to $5,333,400 in Fiscal 2003, from $3,299,800 in Fiscal 2002. This increase was due to BETA's obtaining a number or multi-year contracts in the later half of Fiscal 2002 with specific assignments in Fiscal 2003. Since these multi-year contracts also have an impact on the coming fiscal year, the Company believes that it will continue to show continued strength in BETA in 2004.

            COST OF GOODS SOLD.  Cost of goods sold increased by 41%
            ------------------
or $1,478,468 from $3,596,680 in Fiscal 2002 to $5,075,148 in
Fiscal 2003. As a percentage of revenue, cost of goods increased from 48% in Fiscal 2002 to 52% in Fiscal 2003. This increase is primarily due to the change in revenue mix between proprietary and custom products and services. In Fiscal 2002, BETA, the custom business, accounted for 45% of the revenue stream, and in Fiscal 2003, BETA accounted for 55% of the revenue stream. The delivery of custom products and services has a higher cost per revenue dollar. Consequently, as the revenue mix changes towards custom revenues, the percentage cost of goods increases.

            GROSS PROFIT.  The Company's gross profit for Fiscal 2003
            ------------
increased by $720,702, or 18.2%, from $3,965,788 in Fiscal 2002 to
$4,686,490 in Fiscal 2003. The gross profit margin was 48% in Fiscal 2003 versus 52% in Fiscal 2002. This change is a result of changes in product mix.

            SELLING EXPENSES.  The Company's selling expenses
            ----------------
increased $284,278, or 24%, in Fiscal 2003, from $1,168,912 in
Fiscal 2002 to $1,453,190 in Fiscal 2003. Selling expenses were 15% of revenues in both years. The increased dollar expenditure was a result of higher sales commission and shipping expenses, as well as increased marketing expenditures to respond to marketing opportunities created by NCLB. The Company believes that this is the appropriate level of expenditure as a percentage of revenues for the coming fiscal year.

            GENERAL AND ADMINISTRATIVE.  The Company's general and
            --------------------------
administrative expenses for Fiscal 2003 increased $170,199, or 8.4%, from $2,019,119 in Fiscal 2002 to $2,189,318 in Fiscal 2003.
However, as a percentage of revenues, G&A decreased from 27% in Fiscal 2002 to 22% in Fiscal 2003. The Company believes that as revenues continue to grow in the future, the ratio of G&A to revenues will remain steady or may decline slightly.

            INCOME FROM CONTINUING OPERATIONS.  Income from
            ---------------------------------
continuing operations increased by $266,225, or from $777,757 in Fiscal 2002 to $1,043,982 in Fiscal 2003. The increase in income is due to increased revenues, partially offset by higher cost of sales.

            EBITDA. Earnings before interest, taxes, depreciation,
            ------
and amortization from continuing operations increased $248,343, or 17.7%, from $1,400,949 in Fiscal 2002 to $1,649,292 in Fiscal 2003.
However, this comparison is somewhat ambiguous since, in July 2003, the Company completed the sale/leaseback of its building. Consequently, approximately $116,000 of lease expense reduced EBITDA in Fiscal 2003 without a corresponding charge in 2002.

            OTHER INCOME (EXPENSES) FROM CONTINUING OPERATIONS.  Net
            --------------------------------------------------
other income (expense) increased 150.8%, or $1,414,579, from ($564,136) in Fiscal 2002 to $850,443 in Fiscal 2003. The increase in other income was primarily due to the sale/leaseback of the Company's headquarters building, as well as a reduction in interest expense from the repayment of the Company's subordinated debt. The Company does not currently anticipate that it will need to borrow significant capital in the next fiscal year in order to finance its core business.

            In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,627, net of closing costs totaling $161,891. The building was then leased back to the Company under a ten year lease agreement.

            DISCONTINUED OPERATIONS.  In evaluating the Company's
            -----------------------
strategic alternatives, TASA made the decision to focus on the assessment market, particularly the K-12 segment. As such, in June 2003, the Company completed the sale of Mildred Elley, its post secondary school division, and in July 2003, the Company completed the sale of its supplemental instruction unit, Modern Learning Press, Inc. During Fiscal 2003, the Company took a non-cash charge of $584,941 for discontinued operations in connection with the sale of Elley. The total non-cash charge (since the school was recognized as discontinued operations in Fiscal 2002) was $3,117,043. The Company recorded a gain on the disposal of the instructional segment totaling $1,815,092, less taxes of $726,036. The result of these transactions was a gain of $180,218 from discontinued operations versus a loss of ($2,474,744) in the prior year.

            INCOME AND INCOME PER SHARE.  Combining income from both
            ---------------------------
continuing and discontinued operations, the Company had net income of $1,250,949 in Fiscal 2003 versus a net (loss) of ($2,348,005) in Fiscal 2002.

            For Fiscal 2003, the Company had diluted earnings per share of $0.47, versus a loss of ($0.91) per share in Fiscal 2002. Earnings from continuing operations were $1,070,731, or $0.41 per share, in Fiscal 2003, as compared to $.05 in Fiscal 2002.
Earnings from continuing operations not including the tax-affected one-time gain from the sale/leaseback of the Company's headquarters building were $364,824, or $0.14 per share for Fiscal 2003, compared to $126,739, or $0.05 per share, in the prior year.

            The diluted weighted average shares outstanding were 2,661,014 in Fiscal 2003 versus 2,587,241 in Fiscal 2002.

FISCAL 2002 AS COMPARED TO FISCAL 2001

            REVENUES.  For Fiscal 2002, the Company's revenues from
            --------
continuing operations were $7,562,468, representing a 15% increase, or $968,305, over $6,594,163 for the fiscal year ended October 31, 2001 ("Fiscal 2001"). The overall increase was primarily attributable to growth of the Company's proprietary assessment products and services. The Company's proprietary testing unit increased by 18%, which growth can be attributable to the continued acceptance of the Company's key products, DRP and MAC11, as well as significant growth of our test scoring facilities. Over the same period, the Company's custom testing unit's revenues increased modestly or, by 11%, from $2,983,892 to $3,299,400. However, custom testing business continued be strong with a backlog of contracts going into Fiscal 2003.

            COST OF GOODS SOLD.  Cost of goods sold in Fiscal 2002
            ------------------
increased by 48.1%, or $1,168,021 from $2,428,659 in Fiscal 2001 to
$3,596,680 in Fiscal 2002. Cost of goods sold as a percentage of revenues also increased from 37% to 48% due to a change in product mix. This increase was primarily the result of increased costs required to deliver assessment products and services, more specifically, the Company's custom test design division's services which are typically associated with higher direct costs.
GROSS PROFIT.  In Fiscal 2002, gross profit decreased by
$199,716, from $4,165,504 in Fiscal 2001 to $3,965,788 in Fiscal
2002. The gross profit margin percentage decreased in Fiscal 2002 to approximately 52% from 63% in Fiscal 2001.

            SELLING EXPENSES.  Selling expenses for Fiscal 2002
            ----------------
increased by 41%, or $340,851, from $828,061 in Fiscal 2001 to $1,168,912 in Fiscal 2002. As a percentage of revenues, selling expenses increased to 15% in Fiscal 2002 versus 13% in Fiscal 2001. The increase was attributable to the Company's desire to forward spend to take advantage of NCLB legislation.

            GENERAL AND ADMINISTRATIVE.  The Company's general and
            --------------------------
administrative expenses decreased 7%, or $150,154, from $2,169,273 in Fiscal 2001 to $2,019,119 in Fiscal 2002. General and administrative expenses as a percentage of sales were 27% in Fiscal 2002 versus 33% in Fiscal 2001.

            INCOME FROM OPERATIONS.  Income from operations for
            ----------------------
Fiscal 2001 was $1,168,170 versus income from operations of $777,757 in Fiscal 2002. The decrease in income was a function of an increased cost of sales without a corresponding increase in revenues. Certain revenues that had been anticipated in the fourth quarter of Fiscal 2002 were recognized in the first quarter of Fiscal 2003 due to circumstances beyond the Company's control.

            EBITDA.  Earnings (loss) before interest, taxes,
            ------
depreciation, and amortization decreased by $329,857 to $1,400,949 in Fiscal 2002 from $1,730,806 in Fiscal 2001. As a percentage of revenues, EBITDA decreased to 18.5% in Fiscal 2002 versus 26.2% in Fiscal 2001. This decrease was attributable to increased cost of sales and selling expense.

            OTHER INCOME (EXPENSE).  Net other income (expense)
            ----------------------
decreased to ($564,136) in Fiscal 2002 versus ($590,300) in Fiscal 2001. This decrease is primarily attributable to a reduction in principal on certain loans as well as reduced interest rates.

            INCOME FROM CONTINUING OPERATIONS.  The Company had
            ---------------------------------
income from continuing operations of $126,739 in Fiscal 2002 versus an income from continuing operations of $373,888 in Fiscal 2001. The decrease of $247,149 was attributable to increased cost of sales and marketing expense.

            INCOME (LOSS) FROM DISCONTINUED OPERATIONS.  Loss from
            ------------------------------------------
discontinued operations increased to ($2,474,744) in Fiscal 2002 from ($130,312) in Fiscal 2001. The loss increased by ($2,344,432) because the Company entered into a contract to sell Mildred Elley, its post-secondary proprietary school in Fiscal 2002, and consequently recognized the substantial portion of the loss in that fiscal year.

            INCOME (LOSS) AND DILUTED INCOME (LOSS) PER SHARE.  Net
            -------------------------------------------------
Income after taxes was $243,576 for Fiscal 2001 versus net loss after taxes of ($2,348,005) for Fiscal 2002. For Fiscal 2002, diluted loss per share was ($.91) based on weighted average shares outstanding of 2,587,241. For Fiscal 2001, diluted income per share was $.10 based on weighted average shares outstanding of 2,560,042.

LIQUIDITY AND WORKING CAPITAL

            WORKING CAPITAL.  Working capital decreased by $303,755
            ---------------
during Fiscal 2003 from $2,099,984, at October 31, 2002 to $1,796,229 at October 31, 2003. This decrease resulted primarily from net assets from discontinuing operations sold during the third quarter of Fiscal 2003. The ratio of current assets to current liabilities was approximately 2.49 to 1.0 at the end of the Fiscal 2003 versus 1.68 to 1.0 at the end of Fiscal 2002.

            CASH FLOW FROM OPERATING ACTIVITIES.  During Fiscal 2003,
            -----------------------------------
the Company had net cash provided by operating activities of $709,810, as compared to $409,402 in Fiscal 2002. The increase in cash provided by operating activities resulted primarily from increased net income.

            CASH FLOW FROM INVESTING ACTIVITIES.  During Fiscal 2003,
            -----------------------------------
the Company had net cash provided by investing activities of ($5,226,738), as compared to ($291,664 used in investing activities) for Fiscal 2002. The cash provided by investing activities in Fiscal 2003 was primarily from the proceeds from the sale/leaseback of the Company's headquarters, and the sale of MLP.

            CASH FLOW FROM FINANCING ACTIVITIES.  The Company had net
            -----------------------------------
cash used in financing activities of ($5,067,566) for Fiscal 2003 as compared to $49,472 for Fiscal 2002 from financing activities.
The increase in cash used for financing activities resulted from the prepayment of the subordinated debt and the mortgage payable on the Company's facilities.

            In July 2003, the Company sold substantially all the assets of MLP, sole component of the Company's instructional segments to Delta Education, LLC ("Delta") for, $4,020,000 and Delta assumed certain related liabilities. In addition, the Company is responsible, for the payment of up to $200,000 of certain royalties for a one year period from June 1, 2003 through May 31, 2004. The Company has estimated these royalties, based on historical amounts paid, to amount to approximately $175,000, which it has reserved to reduce the gain from the sale of the segment. The Company retained the business and assets related to its test preparation materials, Kingsbridge Press, which it considers consistent with the activities of its sole remaining segment. The Company recorded a gain on the disposal of instructional segment totaling $1,748,272 less taxes of $699,309. Revenues from the instructional segment totaled $1,321,278, $2,862,927 and $2,839,008 for the period November 1, 2002 through the date of sale, and for the fiscal years ended October 31, 2002 and 2001, respectively.

            In addition, the Company entered into a transitional agreement with Delta, whereby the Company would continued to pay the rent costs and employees of MLP through October 31, 2003 in exchange for $130,000. On October 31, 2003, the facilities utilized by MLP were closed and the employees were terminated. The Company estimated these termination costs to be approximately $130,000, which it has recorded as a cost of the sale of the segment.

            On June 3, 2003, the Company sold substantially all the assets of Elley. Pursuant to the agreement, the Company received $50,000. In addition, the Company will receive 25 percent of the proceeds from any sale or refinancing of the school by the purchaser to a third party, which must take place within seven years. The assets sold constitute substantially all the assets and operations of the Company's educational delivery segment.
The Company recorded a loss on the disposal of Mildred Elley totaling $974,901 and a tax benefit of $389,960, to reflect the change in the fair value of the net assets sold during the period November 1, 2002 through June 3, 2003. The revenues for the delivery segment were $3,225,417, $5,882,026 and $4,966,974 for the period from November 1, 2002 through June 3, 2003, the date of sale, and the fiscal years ended October 31, 2002 and 2001, respectively.

            In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a pre-tax gain on the sale totaling $1,254,627, net of closing costs totaling $161,892. The building was then leased under a ten year lease agreement. Through October 31, 2003, the Company used approximately $210,000 of the proceeds for improvements to the facilities.

            During the fiscal year ended October 31, 2003, options to purchase 9,000 shares of the Company's Common Stock were exercised resulting in proceeds totaling $4,140.

            In October 2003, the Company prepaid the remaining outstanding principal balance on the subordinated debt totaling $3,530,141. The Company also charged to expense on the date of prepayment, the remaining deferred interest and loan origination fees with a remaining book value of $39,312 and $15,422, respectively.

            Long-term debt, operating leases and other long-term obligations as of October 31, 2003 mature as follows:


                                               Payments due
Obligations            Total       Less than                             more than
                                     1 year     1-3 years   4-5 years     5 years
Long-term debt      $   38,000     $  7,600     $ 22,800    $  7,600    $       --
Operating leases     3,478,743      306,820      976,648     721,085     1,474,190
Other long-term
  obligations               --          --           --           --            --

Total obligations   $3,516,743     $314,420     $999,448    $728,685    $1,474,190


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

            The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

            The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Consolidated Financial Statements:

            . Revenues from the Company's sales of its proprietary tests and other assessment-related products are recognized when product is shipped from the Company's warehouse.
Assessment consulting revenues are recognized when the consulting services are rendered.

            . Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

SELECTED FINANCIAL DATA

            The following tables summarize certain financial data for the continuing operations of the Company for Fiscal 2003, 2002, and 2001, respectively. See "Financial Statements" in Item 7 below.


                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                        2003            2002           2001
                                    ------------------------------------------

INCOME STATEMENT DATA:

Operating revenues                   $9,761,638    $7,562,468      $6,594,163

Gross profit                          4,686,490     3,965,788       4,165,504

Income before income taxes            1,894,425       213,621         577,870

Income from continuing operations     1,070,731       126,739         373,888

Income (loss) from discontinued
operations

    Income (loss) from operations
    net of income tax (benefit) of
    ($248,127), $38,239 and
    ($86,874), respectively            (372,190)       57,358        (130,312)

    Income (loss) on disposal, net
    of income tax (benefit) of
    $309,349 and ($1,604,734), and
    $--, respectively                   552,408    (2,532,102)             --

    Income (loss) from discontinued
    operations                          180,218    (2,474,744)       (130,312)

Net income (loss)                     1,250,949    (2,348,005)        243,576

Diluted earnings per share from
continuing operations                     $0.40         $0.05           $0.15

BALANCE SHEETS:

Current assets                       $2,998,149    $5,166,030      $4,895,019

Total assets                          7,049,722    12,806,762      15,369,054

Long-term obligations                    30,400     5,301,832       5,521,349

Total liabilities                     1,232,320     8,367,878       8,717,776

Working capital                       1,796,229     2,099,984       1,698,592

Stockholders' equity                  5,817,402     4,438,884       6,651,278


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

ITEM 7.     FINANCIAL STATEMENTS

            Financial information required by this item appears in the pages marked F-1 through F-30 at the end of this Report and are incorporated herein by reference as if fully set forth herein.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                        PAGE
                                                        ----

    INDEPENDENT AUDITORS' REPORT                        F - 2

    CONSOLIDATED FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEETS                    F - 3

         CONSOLIDATED STATEMENTS OF OPERATIONS          F - 5

         CONSOLIDATED STATEMENT OF CHANGES IN
           STOCKHOLDERS' EQUITY                         F - 7

         CONSOLIDATED STATEMENTS OF CASH FLOWS          F - 8

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          F - 10


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 8A.    CONTROLS AND PROCEDURES

            (a) Evaluation of the Company's Disclosure Controls and Procedures. Within the 90-day period prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Evaluation") was done under the supervision and with the participation of management, including Mr. Andrew Simon, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").
Rules adopted by the SEC require that in each periodic report filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company present the conclusion about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Evaluation.

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

            (b) Changes in Internal Controls. There have been no significant changes in the Company's Internal Controls or in any other factors that could significantly affect the Internal Controls since the date of their evaluation.

                              PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            As of January 20, 2004, the directors and executive officers of the Company were as follows:



     Name                  Age         Position
     ----                  ---         --------

Michael D. Beck             57   Director; Vice President, TASA; and
                                 President, Chief Executive Officer, BETA

Steven R. Berger(1)(2)      48   Director

Peter A. Duhamel            58   Senior Vice President, TASA

Donald W. Hughes(1)         53   Director

Andrew L. Simon             61   Chairman of the Board of Directors;
                                 President, and Chief Executive Officer
                                 and Chief Financial Officer, TASA

Linda G. Straley            47   Director; Vice President, and Secretary, TASA

Thomas G. Struzzieri(1)(2)  45   Director

David L. Warnock(2)         46   Director


________________________
(1)	Member of the Audit Committee

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

            STEVEN R. BERGER was elected as a Director of the Company in March 1996 and he also serves on each of the Company's Compensation and Audit Committees. Mr. Berger was a partner in the law firm of Salans from January 1989 through September 2002.
Salans acted as special securities counsel to the Company from January 1995 through September 2002. Mr. Berger is currently a shareholder in the law firm of Vedder, Price, Kaufman & Kammholz, P.C. in New York City. The Company has retained Vedder, Price, Kaufman & Kammholz, P.C. since October 2002 as its special securities counsel. Mr. Berger received an A.B. from Harvard University and a J.D. from Harvard Law School.

            PETER A. DUHAMEL joined the Company as the Chief Operating Officer of TASA and Modern Learning Press, Inc. in January 2000. He is currently Senior Vice President of the Company. Before joining the Company, Mr. Duhamel was the National Sales Manager for Prentice Hall Regents/Cambridge in Upper Saddle River, New Jersey, from July 1997 until December 1999, and as such was responsible for the sales of all Cambridge and Prentice Hall Regents products to the kindergarten through the adult/academic and GED markets through all lines of distribution. From January 1991 until June 1997, Mr. Duhamel was the General Manager of Sales and Marketing for the Troll School and Library in Mahwah, New Jersey, during which time Mr. Duhamel was responsible for the sales and marketing of Troll School and Library products to the educational market place. Mr. Duhamel received a B.S. from Western New England College.

            DONALD W. HUGHES was elected as Director in June 2001. Since July 2001, Mr. Hughes has served on, and is Chairman of, the Company's Audit Committee. Since 1999, Mr. Hughes has served as Executive Vice President and Chief Financial Officer of Camden Partners, Inc., and a member of and Chief Financial Officer of Camden Partners Holdings, LLC, each of which is an affiliate of Cahill Warnock. Mr. Hughes has served as an officer of Cahill Warnock since February 1997 and is a General Partner and Chief Financial Officer of Cahill Warnock. Prior to joining Cahill Warnock in February 1997, Mr. Hughes had served as Vice President, Chief Financial Officer and Secretary of Capstone Pharmacy Services, Inc. from December 1995 and as Executive Vice President and Chief Financial Officer of Broventure Company, Inc., a closely-held investment management company, from July 1984 to November 1995. Mr. Hughes also serves on the boards of Occupational Health + Rehabilitation Inc, and AgilQuest, Inc. Mr. Hughes received a B.A. from Lycoming College and an M.S.F. from Loyola College in Maryland, and is a Certified Public Accountant.

            ANDREW L. SIMON was elected as Director and as President and Chief Financial Officer of the Company in March 1995. Mr.
Simon serves as Chairman of the Board of Directors. Mr. Simon is also a Director and Secretary of BETA. He served as Interim President of TASA from June 1994 through March 1995. He was a founder of the Company and previously served as a Director from 1976 to 1991 and has acted as a financial consultant to the Company since its inception in 1976. From 1983 to 1986, he was a Vice President/Marketing Division Head in the Private Clients Group at Bankers Trust Company. He was a Vice President at Citibank, NA, where he held a number of senior marketing and sales positions, from 1980 to 1983. Prior to 1980, Mr. Simon served as Marketing Director for several consumer package goods companies including Norcliff-Thayer and Lederle Laboratories. He holds an M.B.A. from Columbia University and a B.A. from Washington University. Mr. Simon is on The George Washington University National Council for Education and Human Development and a director of The Hudson Valley Trust.

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

            DAVID L. WARNOCK was elected as a Director of the Company in October 1998 and, since that time, he has also served on the Company's Compensation Committee. Since 1999, Mr. Warnock has been President and Chief Executive Officer of each of Camden Partners, Inc. and Camden Partners Holdings, LLC, each of which is an affiliate of Cahill Warnock. Mr. Warnock is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions, including President of the corporate general partner of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II, and as the Executive Vice President of T.
Rowe Price New Horizons fund.  Mr. Warnock also serves on the
Boards of Directors of Blue Rhino Corp., Bridges Learning Systems, Concorde Career Colleges, Inc., Environmental Safeguards, Inc., the National Alliance to End Homelessness, the Center for Fathers, Families and Workforce Development, Nobel Learning Communities, and CardSystems Solutions, Inc. Mr. Warnock received a B.A. in History from the University of Delaware and a Masters in Finance from the University of Wisconsin.

ITEM 10.    EXECUTIVE COMPENSATION

            The following table shows compensation for services rendered to the Company during Fiscal 2003, 2002 and 2001, respectively, by the Chief Executive Officer, the President of BETA, the Senior Vice President of TASA, the Company's former Chief Financial Officer, and the former Executive Vice President of the Company's proprietary secondary school unit. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during Fiscal 2003. Therefore, pursuant to
Item 402 of Regulation S-B, only compensation for each of the persons listed below is shown in the Summary Compensation Table below.


                      SUMMARY COMPENSATION TABLE



                                            Annual Compensation                Long-Term Compensation
                                     ------------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                         Restricted     Securities            All Other
                                                          Other Annual     Stock        Underlying     LTIP    Compen-
 Name and Principal                   Salary      Bonus   Compensation    Award(s)       Option/      Payouts  sation
     Position                Year       ($)        ($)         ($)          ($)          SARs(1)        ($)      ($)
--------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             2003    $227,000    $50,000    $23,346(2)       0           20,000/0(2)     0        0
President, Chief             2002    $219,166    $25,000    $22,125(2)       0           10,000/0(2)     0        0
Executive Officer            2001    $215,000    $40,000    $21,854(2)    10,000(2)      20,000/0(2)     0        0
and Chief Financial
Officer
--------------------------------------------------------------------------------------------------------------------
Michael D. Beck,             2003    $155,250    $65,048    $21,899(3)       0           12,000/0(3)     0        0
Vice President,              2002    $150,000    $25,414    $19,928(3)       0            6,000/0(3)     0        0
TASA; President              2001    $150,000    $47,854    $19,654(3)    10,000(3)      12,000/0(3)     0        0
and Chief
Executive
Officer, BETA
--------------------------------------------------------------------------------------------------------------------
Peter A.                     2003    $155,250    $25,857    $20,834(4)       0            5,000/0(4)     0        0
Duhamel, Senior              2002    $150,000    $43,902    $18,831(4)       0            6,000/0(4)     0        0
Vice President, TASA         2001    $122,260    $40 511    $17,848(4)    10,000(4)      12,000/0(4)     0        0
--------------------------------------------------------------------------------------------------------------------
Denise M.                    2003    $      0          0    $     0          0              0            0        0
Stefano, Chief               2002    $      0          0    $     0          0              0            0        0
Financial Officer            2001    $ 91,616          0    $ 9,945(5)       0              0            0        0
(resigned effective
July 31, 2001)
--------------------------------------------------------------------------------------------------------------------
Faith Takes,                 2003    $ 87,115          0    $ 7,531(6)       0              0            0        0
Executive Vice               2002    $150,000          0    $12,093(6)       0              0            0        0
President, TESC;             2001    $150,000          0    $ 9,945(6)       0              0            0        0
President and
Chief Executive
Officer, MESI
(resigned effective
June 2003)
--------------------------------------------------------------------------------------------------------------------


*(1)	To date, the Company has issued no SARs.
 (2)    Includes: contributions to the Company's qualified 401(k)
        Profit Sharing Plan (the "401(k)") and the Company's Money
        Purchase Pension Plan (the "Pension Plan") of $10,000 in Fiscal 2003, $8,500 in Fiscal 2002, and $8,500 in Fiscal 2001; and
        $8,250, $9,000, and $9,000 for a company car in Fiscal 2003, 2002, and 2001, respectively. Also includes: restricted shares and options issued after the end of Fiscal 2001 pursuant to the Company's 2000 Stock Incentive Plan, as part of a bonus paid in respect of Fiscal 2001; and stock options issued after the end of Fiscal 2002 pursuant to the Company's 2000 Stock Incentive Plan, as part of the bonus paid in respect to Fiscal 2002.
 (3)    Includes: contributions to the Company's 401(k) and Pension
        Plan of $10,000 in Fiscal 2003, $8,500 in Fiscal 2002; and $8,500
        in Fiscal 2001; and $7,091, $7,091, and $7,091 for a company car in Fiscal 2003, 2002, and 2001, respectively. Also includes: restricted shares and options issued after the end of Fiscal 2001 pursuant to the Company's 2000 Stock Incentive Plan, as part of a bonus paid in respect of Fiscal 2001; and stock options issued after the end of Fiscal 2002 pursuant to the Company's 2000 Stock Incentive Plan, as part of the bonus paid in respect to Fiscal 2002.
 (4)    Includes: contributions to the Company's 401(k) and Pension
        Plan of $10,000 in Fiscal 2003, $8,500 in Fiscal 2002 and $8,500
        in Fiscal 2001; and $5,994, $5,994 and $5,994 for a company car in Fiscal 2003, 2002 and 2001, respectively. Also includes: restricted shares and options issued after the end of Fiscal 2001 pursuant to the Company's 2000 Stock Incentive Plan, as part of a bonus paid in respect of Fiscal 2001; and stock options issued after the end of Fiscal 2002 pursuant to the Company's 2000 Stock Incentive Plan, as part of the bonus paid in respect to Fiscal 2002.
 (5)    Includes: contributions to the Company's 401(k) and Pension
        Plan of $0 in Fiscal 2003, $0 in Fiscal 2002 and, $4,581 in
        Fiscal 2001 and $0, and $2,541for a company car in Fiscal 2003, 2002 and 2001, respectively.
 (6) Includes: $4,990, $8,556 and $8,556 for a company car in Fiscal 2003, Fiscal 2002, and Fiscal 2001, respectively.


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

            In the employment agreements with each of Messrs. Simon and Beck and Ms. Straley, the Company has agreed to provide for certain benefits and protections for such executive officers in connection with a change of control of the Company. Such agreements provide that upon the occurrence of a change of control (as defined in each agreement) and the termination of such executive's employment agreement, such executive's employment agreement would continue until the earlier of three years from the date of such change of control or the date all of the Company's obligations under the employment agreement are satisfied. In addition, in the event of a change of control, each executive officer would be awarded for each fiscal year during the employment term, an annual bonus in cash at least equal to the average annual bonus payable to such executive in respect of two of the last three fiscal years immediately preceding the date of the change of control in which bonuses paid were higher. In addition, Mr. Beck's employment agreement provides that, in the event of a change of control, he would be entitled to receive a bonus equal to the average annual bonus payable to Mr. Beck from the Company in respect of two of the last three fiscal years immediately preceding the date of any change of control in which the bonuses paid were higher.

            On December 1, 1999, the Company entered into an employment agreement with Peter Duhamel, pursuant to which, effective as of January 10, 2000, the Company agreed to employ Mr. Duhamel. Mr. Duhamel serves as Senior Vice President of the
Company, for a term of one year, subject to automatic yearly extensions and certain rights of termination as provided in such agreement. The agreement contains a non-competition clause for one year following termination of the executive's employment.

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

            The Board of Directors of the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") in February, 2000. The stockholders of the Company approved the 2000 Plan at the Company's Annual Meeting of Stockholders held on March 31, 2000. Under the 2000 Plan, options or other stock awards with respect to up to 300,000 shares of the Company's Common Stock may be granted to employees, officers, directors and consultants of the Company. In addition, any options outstanding under the Amended Plan, which expire after the adoption of the 2000 Plan, are added to the number of shares available under the 2000 Plan. The terms of the 2000 Plan are substantially identical to the terms of the Amended Option Plan, except for provisions with respect to the number of shares which may be issued under the 2000 Plan and the expiration date of the 2000 Plan.

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

            In Fiscal 2001, 22,750 options were cancelled under the Amended Option Plan. No options were granted in Fiscal 2001 under either the Amended Option Plan or the 2000 Plan. In Fiscal 2002, 4,500 options were cancelled under the Amended Option Plan. In January 2002, restricted stock awards aggregating 35,000 shares and 79,800 options were granted under the 2000 Plan. In Fiscal 2003, 57,000 options were cancelled under the Amended Option Plan, 39,500 options were granted under the 2000 Plan, 9,000 options were exercised under the 2000 Plan and 500 options were cancelled under the 2000 Plan. As of October 31, 2003, options to purchase up to an aggregate of 109,800 shares were outstanding under the 2000 Plan. As of October 31, 2003, options to purchase up to an aggregate of 413,788 shares were outstanding under the Amended Option Plan.




                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             (INDIVIDUAL GRANTS)

                         Number of     Percent of Total
                         Securities      Options/SARs
                         Underlying       Granted to
                       Options/SARs(1)   Employees in      Exercise Or Base
Name                     Granted (#)      Fiscal Year      Price ($/Share)    Expiration Date
---------------------------------------------------------------------------------------------
Andrew L. Simon,           10,000            25.3%              $0.65            1/24/2013
President, Chief
Executive Officer
and Chief Financial
Officer
---------------------------------------------------------------------------------------------
Michael D. Beck, Vice       6,000            15.2%              $0.65            1/24/2013
President, TASA;
President and Chief
Executive Officer, BETA
---------------------------------------------------------------------------------------------
Peter Duhamel, Senior       6,000            15.2%              $0.65            1/24/2013
Vice President, TASA
---------------------------------------------------------------------------------------------
Faith Takes, Executive         --              --                  --                   --
Vice President, TESC;
President and Chief
Executive Officer, MESI
---------------------------------------------------------------------------------------------

(1)	To date, the Company has issued no SARs.


                  AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FISCAL-END OPTION/SAR VALUES


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
                         Acquired on     Value Realized      Exercisable/      Exercisable/
    Name                 Exercise (#)         ($)           Unexercisable     Unexercisable
------------------------------------------------------------------------------------------------


Andrew L. Simon,              0                0            161,875/10,000     $37,440/$13,500(2)
President, Chief
Executive Officer and
Chief Financial Officer
------------------------------------------------------------------------------------------------
Michael D. Beck, Vice         0                0             82,750/6,000      $22,464/$8,100(2)
President, TASA;
President and Chief
Executive Officer,
BETA
------------------------------------------------------------------------------------------------
Peter Duhamel, Senior         0                0             52,000/6,000      $18,480/$8,100(2)
Vice President, TASA
------------------------------------------------------------------------------------------------
Faith Takes, Executive        0                0                  0                  0
Vice President, TESC;
President and Chief
Executive Officer, MESI
------------------------------------------------------------------------------------------------

(1)	To date, the Company has issued no SARs.
(2)	Based on the closing price of the Company's Common Stock on
        NASDAQ on October 31, 2003, of $2.00.

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

            Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he (she) first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he (she) is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant. The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years. On March 30, 2001, the Company granted 10,000 options, on June 6, 2001, the Company granted 5,000 options; on March 20, 2002, the Company granted 12,500 options under the Directors Plan; and on April 25, 2003, the Company granted 10,000 options under the Directors Plan. As of October 31, 2003, an aggregate of 56,875 options were outstanding under the Directors Plan.

            Directors receive no compensation, other than the options pursuant to the Directors Plan, for services in such capacity.

OTHER PLANS

            CONSULTANTS STOCK INCENTIVE PLAN.  In March 1997, the
            --------------------------------
Board of Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 50,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant, however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. During Fiscal 2002, the Company granted 7,500 options under the Consultants Plan. As of October 31, 2003, 7,500 options were outstanding under the Consultants Plan.

            PROFIT SHARING PLAN. The Company has a qualified 401(k)
            -------------------
Profit Sharing Plan. For fiscal years ended before November 1, 2000, the 401(k) Plan allowed eligible employees to contribute up to 15 percent (15%) of income through Company contributions and a salary reduction mechanism. Company contributions to the 401(k) Plan were optional and accrued at the discretion of the Board of Directors. For Fiscal 2000 and Fiscal 1999, the Board of Directors of the Company elected not to make a contribution to the 401(k) Plan. Effective November 1, 2000, the Company amended the 401(k) Plan to provide a matching component under the 401(k) Plan of up to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended to that an employee is not eligible until completing twelve months or one thousand hours of employment, and may only enter the 401(k) Plan at specified entry dates.

            Net assets for the 401(k) Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $2,341,940, $1,735,127 and $1,667,686, at
October 31, 2003, 2002 and 2001 respectively.

            MONEY PURCHASE PENSION PLAN.  In October 1991, the
            ---------------------------
Company adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, for fiscal years ended before November 1, 2000, the Company was required to make an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation. Effective November 1, 2000, the Company amended the Plan to exclude highly compensated employees and to reduce the contribution to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended to that an employee is not eligible until completing twelve months of employment, and may only enter the Pension Plan at specified entry dates.

            Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $1,191,537, $940,550, and $936,111at October 31, 2003, 2002, and 2001, respectively.

            For Fiscal 2003, Fiscal 2002 and Fiscal 2001, the
Company's retirement costs aggregated $198,000, $142,000 and $146,000, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 2003.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of January 20, 2004, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

            As of January 20, 2004, there were 2,603,453 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.

                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------

5% Beneficial Owners:
--------------------

Cahill, Warnock Strategic                         592,849(1,2)        21.7%
Partners Fund, L.P.
c/o Cahill, Warnock & Co., LLC
1 South Street, Suite 2150
Baltimore, MD 21202
-------------------------------------------------------------------------------

Heidtke & Company
P.O. Box 190666
Nashville, Tennessee 37219                        215,000              8.3%
-------------------------------------------------------------------------------

Officers and Directors:
-----------------------

Michael D. Beck                                   174,875(3)           6.5%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Steven R. Berger                                   10,625(4)             *
805 Third Avenue
New York, NY 10020
-------------------------------------------------------------------------------

Peter A. Duhamel                                   74,000(5)           2.8%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Donald W. Hughes                                  633,199(6)          23.0%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------

Andrew L. Simon                                   272,113(7)           9.8%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Linda G. Straley                                  124,494(8)           4.7%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------

Thomas Struzzieri                                  15,000(9)            *
319 Main Street
Saugerties, NY 12477
-------------------------------------------------------------------------------

David L. Warnock                                  635,699(10)         23.1%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------

Officers and Directors as a                     1,306,806(11)         40.8%
Group (8 persons)
-------------------------------------------------------------------------------
________________
     * Less than 1%

       1           Includes 130,799 shares that Cahill, Warnock Strategic
Partners Fund, L.P. (the "Fund") has the right to acquire pursuant to currently exercisable warrants (the "Fund Warrants"). Excludes
(a) 25,602 shares, and (b) 7,248 shares which may be acquired pursuant to currently exercisable warrants (the "Strategic
Warrants"), owned by Strategic Associates, L.P., an affiliate of the Fund, but as to which the Fund disclaims beneficial ownership. ("Strategic Associates"; together, with the Fund, the "Cahill, Warnock Entities"). Pursuant to the Investor Rights Agreement (the "Investor Rights Agreement") between the Company and the Cahill,
Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the Fund Warrants and the Strategic Warrants (the "Warrants") (or if the Warrants have been exercised, the shares issuable pursuant thereto), the Cahill, Warnock Entities have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Donald W.
Hughes are the two current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights
Agreement, the directors and executive officers of the Company have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities.

       2           Edward L. Cahill, David L. Warnock and Donald W.
Hughes are general partners of Cahill, Warnock Strategic Partners, L.P. ("Cahill, Warnock Partners"), the Fund's sole general partner, and the sole general partner of Strategic Associates. Each of David L. Warnock and Donald W. Hughes is also a director of the Company (see footnotes 7 and 12 to this table).

       3           Includes (i) 42,000 shares which are owned jointly
with Mr. Beck's wife, (ii) 9,375 shares owned by Mr. Beck's daughter, and (iii) 88,750 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days. Excludes
9,375 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership.

       4           Includes 10,625 shares which Mr. Berger has the right
to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days, and excludes 2,500 shares which are the subject of options that are not currently exercisable.

       5           Includes 58,000 shares which are the subject of
options granted to Mr. Duhamel which are currently exercisable or stock options which become exercisable within 60 days.

       6           Includes (i) 487,652 shares owned by the Cahill
Warnock Entities, (ii) 130,799 shares which the Fund has the right to acquire pursuant to the Fund Warrant; (iii) 7,248 shares which Strategic Associates, has the right to acquire pursuant to the Strategic Warrant (see footnotes 1 and 2 to this table); and (iv) 7,500 shares which Mr. Hughes has the right to acquire upon the exercise of options currently exercisable stock options or stock options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

       7           Includes 171,875 shares which Mr. Simon has the right
to acquire upon the exercise of currently exercisable stock options or stock options that will become exercisable within 60 days.
Excludes 375 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership.

       8           Includes 73,800 shares which Ms. Straley has the right
to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days

       9           Includes 10,000 shares which Mr. Struzzieri has the
right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable

      10           Includes (i) 10,000 shares which Mr. Warnock has the
right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days;
(ii) 487,652 shares owned by the Cahill Warnock Entities, (iii)
130,799 shares which the Fund has the right to acquire pursuant to the Fund Warrant; and (iv) 7,248 shares which Strategic Associates, has the right to acquire pursuant to the Strategic Warrant (see footnotes 1 and 2 to this table). Excludes 2,500 shares which are the subject of options that are not currently exercisable

      11           Includes 464,300 shares which officers and directors
have the right to acquire upon the exercise of currently exercisable stock options, options which become exercisable within the next 60 days, and 138,047 shares which the Cahill Warnock
Entities have the right to acquire upon the exercise of currently exercisable warrants.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In November 1998, the Company, acquired substantially all of the assets of Mildred Elley. The Company financed the acquisition through the issuance of the Debentures, with the Warrants attached, pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement"), with the Cahill, Warnock
Entities.  Pursuant to the Securities Purchase Agreement, the
Company: (i) issued and sold to the Cahill, Warnock Entities 8% Debentures due 2003 (the "Debentures"), dated October 28, 1998 (the "Purchase Closing Date"), in the aggregate principal amount of $4,000,000, (ii) issued and sold to the Cahill, Warnock Entities, as additional consideration for purchasing the Debentures, the Warrants to acquire an aggregate of 690,229.5 shares of the Company's Common Stock, which, on the Purchase Closing Date, constituted 20% of the Company's issued and outstanding common stock on a fully diluted basis, after giving effect to the transactions contemplated in the Securities Purchase Agreement and
(iii) authorized the issuance and sale in the future to the Cahill, Warnock Entities of additional shares of the Company's Common Stock upon the Company's exercise of a put option, the terms and conditions of which are set forth in the Securities Purchase Agreement. The exercise price of the Warrants upon issuance was $1.40 per share of Common Stock, subject to certain antidilution adjustments set forth in the Warrants. On December 3, 1999, in exchange for the Cahill, Warnock Entities' consent, among other things, to subordinate the Debentures to certain financing the Company was seeking to obtain in connection with the implementation of the Company's strategic plan and pursuant to a Consent, Agreement and Amendment, dated as of December 3, 1999, among the Company and the Cahill, Warnock Entities, the Board of Directors of the Company approved a repricing of the Warrants to an exercise price of $1.125 per share of Common Stock, subject to the same antidilution adjustments referred to above. On October 1, 2002, the Company and the Cahill Warnock entities agreed to an extension of the maturity date of the Debentures from October 28, 2003 until February 1, 2004. Using a portion of the proceeds from the sale of MLP and the sale/leaseback of the Company's headquarters building, both of which occurred in Fiscal 2003, the Company prepaid the outstanding Debentures in the fourth quarter of Fiscal 2003. A portion of the Warrants held by the Cahill, Warnock Entities expired at the end of Fiscal 2003, leaving the Cahill Warnock Entities with an aggregate of 138,047 warrants outstanding until April 2005.

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

            In November 1998, the Company purchased substantially all of the assets of Mildred Elley for an aggregate purchase price of $3,000,000, paid a portion in cash and the balance with a five-year
promissory note.   Simultaneous with the closing of such purchase,
the Company's subsidiary entered into an employment agreement with Faith Takes, pursuant to which Ms. Takes agreed to remain as the President and Chief Executive Officer of the Company's post-secondary proprietary schools division. Effective June 3, 2003, the Company completed the disposition of the proprietary school business, and sold Mildred Elley to its current president and former owner. At closing, the Company received $50,000 in cash proceeds from the sale. In addition it will receive 25% of the proceeds from the sale or refinancing of the schools to a third party, which must take place within seven years from the date of closing. Substantially all the assets and liabilities on the balance sheet were acquired by the purchaser, and all pending litigations with the previous owner of the school was settled.

            One of the Company's directors, Steven R. Berger, through September 30, 2002, was a partner in Salans, which acted as special securities counsel to the Company. The Company paid legal fees of $58,043 and $62,217, to Salans for Fiscal 2002 and 2001, respectively.
As of October 1, 2002, Mr. Berger became a shareholder in Vedder, Price, Kaufman & Kammholz, P.C. The Company has retained Vedder, Price, Kaufman & Kammholz, P.C. as its special securities counsel, and the Company paid an aggregate of $83,082 in legal fees to Vedder Price in Fiscal 2003.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following Exhibits are filed as part of this Report:

                3.1 Certificate of Incorporation, dated August 22, 1991 filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1999)

                3.2 Certificate of Merger dated August 26, 1992, filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

                3.3 Certificate of Amendment of Certificate of Incorporation dated March 4, 1999, filed with the Secretary of State of the State of Delaware (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1999)

                3.4 Amended and Restated By-Laws (incorporated by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-27659) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on May 22, 1997)

                4.1 Specimen Certificate evidencing shares of Common Stock (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-75377) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 31, 1999)

                4.2 Form of Warrant (incorporated by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-27659) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on May 22, 1997)

                4.3 Investor Rights Agreement, dated as of September 4, 1998, by and among the Company, Cahill Warnock Strategic Partners Fund, L.P., Strategic Associates, L.P., and the Individual Shareholders Named Therein (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on November 23, 1998 (the "November 1998 8-K"))

                4.4 Registration Rights Agreement, dated as of September 4, 1998, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P., and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

                4.5 Form of Warrant issued in connection with the Securities Purchase Agreement by and between the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

                4.6 Amendment No. 1 to the Securities Purchase Agreement, dated as of March 8, 1999, among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999)

                4.7 Consent, Agreement and Amendment, dated as of December 3, 1999, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999).

                4.8 Consent, Agreement and Amendment, dated as of October 1, 2002, by and among the Company, Cahill, Warnock Strategic Partners Fund, L.P. and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002)

               10.1    401(k) Plan (incorporated herein by
                       reference to the exhibit contained in the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

               10.2 Patent Assignment by Bertram Koslin to the Company (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form SB-2 (File No. 33-65766) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on July 7, 1993)

               10.3 Amended and Restated 1991 Stock Option Incentive Plan (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

               10.4 Directors Stock Option Plan (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

               10.5    2000 Stock Incentive Plan (incorporated
                       herein by reference to the exhibit
                       contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended
                       October 31, 2001)

               10.6    Consultants Stock Incentive Plan
                       (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1997)

               10.7 Employment Agreement with Andrew L. Simon (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

               10.8 Employment Agreement with Linda G. Straley (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

               10.9 Stock Purchase Agreement, dated as of January 2, 1997, between Beck Evaluation & Testing Associates, Inc., Connie K. Beck, Michael D. Beck, Amanda P. Beck and the Company, together with all schedules and exhibits thereto (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

               10.9 Employment Agreement, dated as of January 2, 1997, between the Company and Michael D. Beck (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

               10.10 Asset Purchase Agreement, dated as of May 30, 1997, by and between Programs for Education, Inc., Bernard B. Shapiro, Modern Learning Press, Inc. and the Company (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

               10.11 Royalty Agreement, dated May 30, 1997, by and between Modern Learning Press, Inc. and Bernard B. Shapiro (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on June 16, 1997)

               10.12 Asset Sale Agreement, dated as of June 3, 2003, among Mildred Elley School, Inc., Touchstone Applied Science Associates, Inc., TASA Educational Services Corporation, Faith A. Takes and Empire Education Corporation (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, as amended, which was filed with the Securities and Exchange Commission on June 18, 2003, as amended on September 15, 2003 (the "ME 8-K"))

               10.13 Escrow Agreement, dated as of June 3, 2003, by and among Mildred Elley School, Inc., Touchstone Applied Science Associates, Inc., TASA Educational Services Corporation, Empire Education Corporation, and Hodgson Russ LLP, as escrow agent. (incorporated by reference to the exhibit contained in the ME 8-K)

               10.14 Securities Purchase Agreement, dated as of September 4, 1998, by and among the Company, Cahill Warnock Strategic Partners Fund, L.P., and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

               10.15 Employment Agreement, dated December 1, 1999, by and among the Company and Peter Duhamel (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999)

               10.16 Contract of Sale, dated as of January 31, 2003, between the Company and 26 Palmer, LLC (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2003)

               10.17 Agreement of Lease between the Company and 26 Palmer, LLC (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2003)

               21 Subsidiaries of the Company (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998)

               23 Consent of Lazar, Levine & Felix LLP (filed herewith)

               31 Certification by Chief Executive Officer and Chief Financial Officer (filed herewith)

               32 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

            (b) Reports on Form 8-K

                Current Report on Form 8-K, filed on June 18, 2003, as amended on September 15, 2003

                Current Report on Form 8-K, filed on September 15, 2003.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The Board of Directors of the Company appointed, and the Audit Committee confirmed, the firm of Lazar, Levine & Felix LLP ("Lazar") as its independent auditors for the 2003 fiscal year. Lazar has been serving the Company in this capacity since September 1995. In Fiscal 2003 and Fiscal 2002, the Company incurred the following professional fees from Lazar:

            AUDIT FEES.  In Fiscal 2003 and Fiscal 2002, the Company
            ----------
incurred $85,042 and $105,000, respectively, in fees in connection with the audits of the Company's annual financial statements for the fiscal years ended October 31, 2003 and October 31, 2002, respectively, and for the reviews of the financial statements of the Company included in the Company's quarterly reports for such fiscal years. The audit fees for Fiscal 2002 included $12,000 in fees accrued for the audit of the Company's financial statements for Fiscal 2001.

            AUDIT-RELATED FEES.  In Fiscal 2002, the Company incurred
            -----------------
$35,750 in fees in connection with Lazar's audits of the Company's performance during Fiscal 2001 and Fiscal 2002 of a contract to provide assessment and scoring services for a particular state. In Fiscal 2003, the Company incurred $12,100 in fees in connection with Lazar's audits of the Company's performance during Fiscal 2002 and Fiscal 2003 under that same state contract. Such audits were required by the state contract. In addition, the Company incurred $11,000 in Fiscal 2003 and $8,390 in Fiscal 2002 in fees for a separate Department of Education audit required for Mildred Elley, prior to the disposition of such division.

            TAX FEES.  The Company did not incur any fees to Lazar in
            --------
Fiscal 2003 or Fiscal 2002 for services related to tax compliance, tax planning, and reporting

            ALL OTHER FEES.  For all other services, the Company
            --------------
incurred an aggregate of $16,544 and $8,560, respectively, in fees to Lazar during the Fiscal 2003 and Fiscal 2002, respectively, for all non-audit services. These services were rendered principally in connection with the sale of the Company's post-secondary school division and instructional materials division which have been classified as discontinued operations.

            The Audit Committee believes that, on the basis of the relevant facts and circumstances pertaining to that firm's engagement by the Company, Lazar satisfies the requirements for independence from the Company.

            AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND
            --------------------------------------------------
PERMISSIBLE NON-AUDIT SERVICES.  Consistent with Sarbanes-Oxley and
------------------------------
the SEC regulations promulgated thereunder, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services to be performed by the Company's independent accountants.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                PAGE
                                                                ----

INDEPENDENT AUDITORS' REPORT                                    F - 2

CONSOLIDATED BALANCE SHEETS                                     F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                           F - 5

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY       F - 7

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F - 10

                     INDEPENDENT AUDITORS' REPORT


To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three fiscal years ended October 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2003 and 2002 and the results of its operations and its cash flows for the three fiscal years ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



Lazar, Levine & Felix LLP
New York, New York
December 11, 2003

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                                                                   Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS
                                                                  October 31,
                                                             2 0 0 3       2 0 0 2
                                                             -------       -------
        ASSETS
        ------

Current assets:
  Cash and temporary investments                            $   984,891    $   115,909
  Accounts receivable, net of allowance for doubtful
   accounts of $6,971 and $24,434, respectively                 959,987      1,071,107
  Inventories                                                   511,410        428,742
  Prepaid expenses and other current assets                     285,844        394,828
  Deferred income taxes                                         256,017             --
  Current assets held for sale                                       --      3,155,444
                                                            -----------    -----------

        Total current assets                                  2,998,149      5,166,030

Property, plant and equipment - net of
  accumulated depreciation of $395,327 and
  $1,285,412, respectively                                      195,341      1,574,161
Property, plant and equipment held for sale                          --        184,730

Other assets:
  Test passage bank and test development, net of
    accumulated amortization of $2,767,504 and
    $2,362,963, respectively                                  2,153,975      2,202,998
  Goodwill                                                      198,159        198,159
  Deferred income taxes                                       1,107,857      1,875,670
  Other assets                                                  396,241        166,356
  Other assets held for sale                                         --      1,438,658
                                                            -----------    -----------

        Total assets                                        $ 7,049,722    $12,806,762
                                                            ===========    ===========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                                                                   Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                                     October 31,
                                                               2 0 0 3         2 0 0 2
                                                               -------         -------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Lines of credit                                          $        --     $              --
  Current maturities of long-term debt                           7,600          55,556
  Accounts payable                                             131,667         513,825
  Accrued expenses                                           1,062,653         713,161
  Current liabilities held for sale                                 --       1,783,504
                                                           -----------     -----------

        Total current liabilities                            1,201,920       3,066,046

Long-term debt:
  Subordinated debt                                                 --       3,530,141
  Long-term debt, net of current portion                        30,400       1,530,144
  Other liabilities held for sale                                   --         241,547
                                                           -----------     -----------

        Total liabilities                                    1,232,320       8,367,878
                                                           -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0 shares issued and
   outstanding, respectively                                        --              --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,603,453 and 2,594,453 shares issued
   and outstanding, respectively                                   260             259
  Additional paid-in capital                                 5,548,668       5,538,393
  Deferred interest                                                 --        (117,293)
  Retained earnings (deficit)                                  268,474        (982,475)
                                                           -----------     -----------

        Total stockholders' equity                           5,817,402       4,438,884
                                                           -----------     -----------

        Total liabilities and stockholders' equity          $7,049,722     $12,806,762
                                                           ===========     ===========

See notes to consolidated financial statements.

                                  F - 4

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Page 1 of 2

                                                       Fiscal Year Ended October 31,
                                                   2 0 0 3        2 0 0 2        2 0 0 1
                                                   -------        -------        -------

Net revenue                                     $ 9,761,638    $ 7,562,468    $ 6,594,163

Cost of goods sold                                5,075,148      3,596,680      2,428,659
                                                -----------    -----------    -----------

Gross profit                                      4,686,490      3,965,788      4,165,504
                                                -----------    -----------    -----------

Operating expenses:
  Selling expenses                                1,453,190      1,168,912        828,061
  General and administrative expenses             2,189,318      2,019,119      2,169,273
                                                -----------    -----------    -----------

Total operating expenses                          3,642,508      3,188,031      2,997,334
                                                -----------    -----------    -----------

Income from operations                            1,043,982        777,757      1,168,170

Other income (expense):
  Gain (loss) on sale of assets                   1,254,383        (14,245)            --
  Interest expense, net                            (403,940)      (549,891)      (590,300)
                                                -----------    -----------    -----------

Income before income taxes                        1,894,425        213,621        577,870

Income taxes                                        823,694         86,882        203,982
                                                -----------    -----------    -----------

Income from continuing operations                 1,070,731        126,739        373,888
                                                -----------    -----------    -----------

Income (loss) from discontinued operations:
  Income (loss) from operations net of
  income tax expense (benefit) of $(248,127),
  $38,239 and $(86,874), respectively             (372,190)         57,358       (130,312)
  Income (loss) on disposal, net of income
  tax expense (benefit) of $309,349 and
  $(1,604,734)                                      552,408     (2,532,102)            --
                                                -----------    -----------    -----------

  Income (loss) from discontinued operations        180,218     (2,474,744)      (130,312)
                                                -----------    -----------    -----------

Net income (loss)                                $1,250,949    $(2,348,005)   $   243,576
                                                ===========    ===========    ===========



See notes to consolidated financial statements.

                                  F - 5

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Page 2 of 2

                                                       Fiscal Year Ended October 31,
                                                   2 0 0 3        2 0 0 2        2 0 0 1
                                                   -------        -------        -------

Weighted average shares outstanding:
  Basic                                           2,596,252      2,587,241	2,559,453
  Diluted                                         2,661,014      2,587,241      2,560,042

Basic earnings (loss) per share
  Continuing operations                         $       .41     $      .05     $      .15
  Discontinued operations                               .07           (.96)          (.05)
                                                -----------     ----------     ----------

                                                $       .48     $     (.91)    $      .10
                                                ===========     ==========     ==========

Diluted earnings (loss) per share
  Continuing operations                         $       .40     $      .05     $      .15
  Discontinued operations                               .07           (.96)          (.05)
                                                -----------     ----------     ----------

                                                $       .47     $     (.91)    $      .10
                                                ===========     ==========     ==========













See notes to consolidated financial statements.

                                  F - 6

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                Additional                   Unearned        Retained
                  Preferred Stock          Common  Stock         Paid-in        Deferred     Compensatory    Earnings
                Shares      Amount      Shares      Amount       Capital        Interest     Stock           (Deficit)
                ------      ------      ------      ------       -------        --------     ----------      --------



Balance at
 November 1,
 2000              --       $   --      2,559,453     $256       $5,522,296    $ (352,523)   $(10,608)     $ 1,121,954

  Financial
   advisory
   services        --           --             --       --               --            --       9,357               --
  Interest
   expense         --           --             --       --               --       116,970          --               --
  Net income       --           --             --       --               --            --          --          243,576
                -----       ------      ---------     ----       ----------    ----------    --------      -----------

Balance at
 October 31,
 2001              --           --      2,559,453      256        5,522,296      (235,553)     (1,251)       1,365,530

  Issuance of
   common stock
   for payment
   of prior year
   bonuses         --           --         35,000        3           16,097            --          --               --
  Financial
   advisory
   services        --           --             --       --               --            --       1,251               --
  Interest
   expense         --           --             --       --               --       118,260          --               --
  Net (loss)       --           --             --       --               --            --          --       (2,348,005)
                -----       ------      ---------     ----       ----------    ----------    --------      -----------

Balance at
 October 31,
 2002              --           --      2,594,453      259        5,538,393      (117,293)         --         (982,475)

  Exercise of
   employee
   stock
   options         --           --          9,000        1           10,275            --          --               --
  Interest
   expense         --           --             --       --               --       117,293          --               --
  Net income       --           --             --       --               --            --          --        1,250,949
                -----       ------      ---------     ----       ----------    ----------    --------       ----------

Balance at
 October 31,
 2003              --       $   --      2,603,453     $260       $5,548,668    $       --    $     --      $   268,474
                =====       ======      =========     ====       ==========    ==========    ========      ===========








See notes to consolidated financial statements.

                                  F - 7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Page 1 of 2

                                                              Fiscal Year Ended October 31,
                                                         2 0 0 3        2 0 0 2         2 0 0 1
                                                         -------        -------         -------

OPERATING ACTIVITIES
  Net income (loss)                                   $ 1,250,949     $(2,348,005)    $   243,576
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                         605,310         623,192         562,636
    Deferred interest                                     117,293         118,260         116,970
    Deferred income taxes                                 749,913          82,319         254,502
    Financial advisory services                                --           1,251           9,357
    (Income) loss on discontinued operations             (861,757)      1,109,248              --
    Impairment of goodwill - discontinued operations           --       3,027,588              --
    Bad debt expense                                      (17,463)         19,912              --
    Gain (loss) on sale of assets                      (1,254,383)         14,245              --
  Changes in operating assets and liabilities:
    Accounts receivable                                   128,583         187,395        (299,897)
    Inventories                                           (82,668)        (34,644)        (80,411)
    Prepaid expenses                                      108,087        (241,414)        (26,316)
    Other assets                                           (1,388)             --              --
    Net assets from discontinued operations                    --      (2,061,462)        (40,725)
    Accounts payable and accrued expenses                 (32,666)        (88,483)        423,176
                                                      -----------     -----------     -----------

    NET CASH FLOWS FROM OPERATING ACTIVITIES              709,810         409,402       1,162,868
                                                      -----------     -----------     -----------

INVESTING ACTIVITIES
  Test passage bank and test development                 (355,518)       (213,986)       (346,398)
  Software development costs                             (175,682)        (12,616)        (20,493)
  Prepublication costs                                   (169,960)             --              --
  Proceeds from the sale of building                    2,875,000              --              --
  Proceeds from sale of assets                                 --              --          17,000
  Proceeds from the sale of discontinued operations     4,070,000              --              --
  Closing costs on sale of building                      (161,891)             --              --
  Closing costs on sale of discontinued operations       (556,037)             --              --
  Acquisition of fixed assets                            (299,174)        (65,062)        (32,279)
                                                      -----------     -----------     -----------

    NET CASH FLOWS FROM INVESTING ACTIVITIES            5,226,738        (291,664)       (382,170)
                                                      -----------     -----------     -----------





See notes to consolidated financial statements.

                                  F - 8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   Page 2 of 2

                                                              Fiscal Year Ended October 31,
                                                         2 0 0 3        2 0 0 2         2 0 0 1
                                                         -------        -------         -------


FINANCING ACTIVITIES
  Net repayments from loan payable                             --         (49,472)       (697,748)
  Repayment of subordinated debt                       (3,530,141)             --              --
  Proceeds from the exercise of
   employee stock options                                  10,275              --              --
  Proceeds from long-term debt                             38,000              --              --
  Repayment of long-term debt                          (1,585,700)             --         (45,592)
                                                      -----------        --------       ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES               (5,067,566)        (49,472)       (743,340)
                                                      -----------        --------       ---------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS              868,982          68,266          37,358

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                                  115,909          47,643          10,285
                                                      -----------        --------       ---------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                   $    984,891      $  115,909      $   47,643
                                                     ------------      ----------      ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                           $    404,333      $  554,391      $  722,030
                                                     ============      ==========      ==========
  Income taxes                                       $     34,442      $  163,660      $   29,700
                                                     ============      ==========      ==========














See notes to consolidated financial statements.

                                  F - 9

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Touchstone Applied Science Associates, Inc. (the "Company") develops, publishes and distributes a proprietary line of tests specifically to meet clients' measurement specifications to elementary and secondary schools, colleges and universities throughout the United States. The remainder of the Company's continuing operations is comprised of Beck Evaluation & Testing Associates, Inc. ("BETA"), a company which designs, develops and evaluates assessment needs for schools, school districts and test and textbook publishers throughout the United States. The Company's instructional segment was comprised of Modern Learning Press, Inc. ("MLP"). Substantially all the assets of MLP were sold in July 2003 (note 2). The Company's educational delivery segment was comprised of TASA Educational Services Corporation ("TESC"), and MESI Acquisition Corp. ("Elley"), the assets of which were sold in June 2003 (note 2).

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

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BETA, MLP, TESC and Elley. All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the presentation of the fiscal year ended October 31, 2003. Due to the sale of Elley and MLP, the operations of the instructional and delivery segments have been reflected as discontinued operations (note 2).

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

The Company has applied the new rules for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending October 31, 2003. The Company performed the first of the required impairment tests of goodwill as of November 1, 2002 and performed the annual tests at October 31, 2003 and has determined there to be no impairment of the remaining goodwill on those dates. The net carrying value of goodwill at November 1, 2003 is $198,159 for BETA. Amortization of goodwill included in continuing operations for the years ended October 31, 2002 and 2001 totaled $24,778 for each period respectively.

During the second quarter of the fiscal year ended October 31, 2002 as a result of the then pending sale of its delivery segment (Note 2) the Company deemed the goodwill purchased in the Elley transaction, with a remaining book value totaling approximately $3,027,000, to be impaired. The impairment of the goodwill from the Elley transaction was reported as part of the loss on the disposal from discontinued operations in the fiscal year ended October 31, 2002.

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

     Building                            31-1/2 years
     Building improvements               15 to 31-1/2 years
     Leasehold improvements              Remaining lease term or useful life
     Furniture, fixtures and equipment   5 to 7 years
     Automobiles                         5 years

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

As of October 31, 2003, 2002 and 2001 unamortized software development costs totaled approximately $21,000, $97,000 and $124,000, respectively, and were included as a component of other assets within the Company's balance sheets.

Amortization
------------

Loan origination costs and mortgage costs (see Note 7) were amortized using the straight-line method over the term of the indebtedness. Other capitalized costs are amortized using the straight-line method over a period of five (5) years for software development and seven to eleven
(7 - 11) years for test passage bank and test development costs. Amortization expense from continuing operations other than goodwill totaled $522,584, $489,005 and $413,742 for the fiscal years ended October 31, 2003, 2002 and 2001, respectively. Amortization expense for the next five years is as follows:

    Year Ended October 31,
    2004                            $445,987
    2005                             430,689
    2006                             382,947
    2007                             355,867
    2008                             296,642

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Accrued Expenses
----------------

Accrued expenses consist of the following:
                                              October 31,
                                            2003       2002
                                            ----       ----

Retirement plans                         $217,999    $145,047
Commissions                                27,093      57,061
Salary                                    333,326     134,723
Professional fees                         106,394     116,078
Royalties                                  99,524      19,699
Outside services                          162,998     142,748
Other                                     115,319      97,805
                                       ----------    --------

                                       $1,062,653    $713,161
                                       ==========    ========

Included in the accrued expenses for the year ended October 31, 2003 are expenses related to the closing down of the MLP operations for salaries, retirement plan contributions and royalties totaling $129,627, $23,064 and $75,335 respectively.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2003 and 2002, the Company's uninsured cash balances totaled $568,294 and $82,788, respectively. The Company performs periodic reviews of the relative credit rating of its banks to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

Revenue Recognition
-------------------

Revenues from the Company's sales of its proprietary tests and other assessment-related products, as well as from its instructional materials, are recognized when product is shipped from the Company's warehouse. Assessment consulting revenues are recognized when the consulting services are rendered. Prior to its disposal, tuition revenues from Elley's educational delivery division were recognized at the point in time in which Elley had no exposure to future tuition refunds associated with the respective academic semester. Prior to its disposal, instructional revenues were recognized when the product was shipped from the Company's facilities.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Rights of Return
----------------

There is a right of return on test booklets, answer sheets and certain software products. Upon return within a specified period, a credit is issued, with certain chargeoffs, or, in the case of software products, the item is replaced. Historically, the Company's returns have been insignificant. As a result, no reserve has been provided.

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

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2003 and 2002, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.
Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Stock Based Compensation
------------------------

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, as amended, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended October 31, 2003, 2002 and 2001, respectively: expected volatility of 114% and 145%, 142% and 165%, respectively; risk free interest rate of 3.63%, 4.16% and 4.50% and 4.66%, respectively; and expected lives of 5 to 10 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

The pro forma net income (loss) and income (loss) per share consists of the following:

                                              Fiscal Year Ended October 31,
                                          2 0 0 3       2 0 0 2       2 0 0 1
                                          -------       -------       -------

Net income as reported                  $1,250,949   $(2,348,005)    $243,576
Effect of stock options                    (18,443)     (242,918)      (5,297)
                                        ----------   -----------     --------

Proforma net income                     $1,232,506   $(2,590,923)    $ 238,279
                                        ==========   ===========     =========
Proforma diluted earnings per share     $      .46   $     (1.00)    $     .09
                                        ==========   ===========     =========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Earnings (loss) per Share
-------------------------

Earnings (loss) per share for each of the fiscal years ended October 31, 2003, 2002 and 2001 was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, "Earnings Per Share". The Company had a net loss for the fiscal year ended October 31, 2002 and, accordingly, common stock equivalents are excluded from this computation as the effect would be anti-dilutive.

Marketing and Promotional Costs
-------------------------------

Marketing and promotional costs are expensed as incurred and aggregated approximately $353,000, $276,000 and $253,000 from continuing operations for the fiscal years ended October 31, 2003, 2002 and 2001, respectively.

Shipping Costs
--------------

The Company classifies shipping costs as a component of selling expenses. Total shipping costs from continuing operations totaled $72,893, $86,885 and $74,906 for the years ended October 31, 2003,
2002 and 2001, respectively.

Recently Issued Accounting Pronouncements
-----------------------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). This statement amends and clarifies the financial reporting for certain derivative instruments, including certain derivative instruments embedded in other contracts. The Company does not currently have any financial instruments covered by this statement.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") that is applicable to financial statements issued for the first interim period beginning after June 15, 2003. This statement establishes standards for the classification of certain financial instruments with characteristics of both liabilities and equity. The Company does not currently have any financial instruments covered by this statement.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SALE OF NON-CORE SEGMENTS/DISCONTINUED OPERATIONS
----------------------------------------------------------

With the advent of the No Child Left Behind legislation, the Company made the strategic decision to refocus itself in the assessment segment of the K-12 market.

Instructional Segment
---------------------

In July 2003, the Company sold substantially all the assets of Modern Learning Press, Inc., its wholly-owned subsidiary and the sole component of the Company's instructional segment to Delta Education, LLC
("Delta") for, $4,020,000 and Delta assumed certain related liabilities. In addition, the Company is responsible, for the payment of up to $200,000 of certain royalties for a one year period from June 1, 2003 through May 31, 2004. The Company has estimated these royalties based on historical amounts paid, to amount to approximately $175,000, which has reduced the gain from the sale of the segment. The Company retained the business and assets related to its test preparation materials, Kingsbridge Press, which it considers consistent with the activities of its sole remaining segment. The Company recorded a gain on the disposal of the Instructional segment totaling $1,748,272 less taxes of $699,309. Revenues from the Instructional Segment totaled $1,321,278, $2,862,927 and $2,839,008 for the period November 1, 2002 through the date of sale and for the fiscal years ended October 31, 2002 and 2001, respectively.

In addition, the Company entered into a transitional services agreement with Delta, whereby the Company would continue to pay the rent and employee costs of MLP through October 31, 2003 for consideration of $130,000. On October 31, 2003, the facilities utilized by MLP were closed and the employees terminated. The Company has determined these termination costs, to be approximately $130,000, which it has recorded as a cost of the sale of the segment.

Delivery Segment
----------------

On June 3, 2003, the Company sold substantially all the assets of Elley. Pursuant to the agreement, the Company received $50,000. In addition, the Company will receive 25 percent of the proceeds from any sale or refinancing of the school by the purchaser to a third party, which must take place within seven years. The assets sold constitute substantially all the assets and operations of the Company's educational delivery segment. The Company recorded a loss on the disposal of Elley totaling $974,901, and a tax benefit of $389,960, to reflect the change in the fair value of the net assets sold during the period November 1, 2002 through June 3, 2003. The revenues for the delivery segment were $3,225,417, $5,882,026 and $4,966,974 for the period from November 1,
2002 through June 3, 2003, the date of sale, and the years ended October 31, 2002 and 2001, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SALE OF NON-CORE SEGMENTS/DISCONTINUED OPERATIONS (Continued)
----------------------------------------------------------

The following net asset and liability amounts of discontinued operations pertain to October 31, 2002.

Net current assets held for sale consisted of the following:

     Cash                                                             $  233,206
     Accounts receivable                                                 214,620
     Tuition receivable                                                2,260,832
     Inventory                                                           301,977
     Note receivable                                                       9,327
     Prepaid expenses                                                    135,482
                                                                      ----------

                                                                      $3,155,444
                                                                      ==========

Net property plant and equipment held for sale                        $  184,730
                                                                      ----------

Net other assets held for sale consisted of the following:
     Notes receivable                                                 $  150,000
     Tuition receivable                                                       --
     Deferred taxes                                                      512,225
     Goodwill                                                            311,897
     Other                                                               464,536
                                                                      ----------

                                                                      $1,438,658
                                                                      ==========

Current liabilities held for sale consisted of the following:
     Lines of credit                                                  $  400,000
     Current maturities of long-term debt                                 57,540
     Current maturities of capital lease obligations                      19,738
     Accounts payable                                                    812,504
     Accrued expenses                                                    493,722
                                                                      ----------

                                                                      $1,783,504
                                                                      ==========


Other liabilities held for sale consisted of the following:
     Long-term debt, net of current portion                           $  227,053
     Long-term capitalized lease obligations,
      net of current portion                                              14,494
                                                                      ----------

                                                                      $  241,547
                                                                      ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------


                                                   October 31,
                                         -----------------------------
                                            2 0 0 3          2 0 0 2
                                            -------          -------

Land                                      $       --      $  161,367

Building and improvements (Note 4)           200,129       2,351,722

Furniture, fixtures and equipment            390,539         346,484
                                          ----------      ----------

                                             590,668       2,859,573
Less:  accumulated depreciation              395,327       1,285,412
                                          ----------      ----------

                                          $  195,341      $1,574,161
                                          ==========      ==========


Depreciation expense for the fiscal years ended October 31, 2003, 2002 and 2001 was $82,726, $109,409 and $124,116, respectively.



NOTE 4 - SALE - LEASEBACK OF BUILDING
-------------------------------------

In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,627, net of closing costs totaling $161,891. The building was then leased back to the Company under a ten-year lease agreement. Among other provisions, the lease provides for additional rent to be paid by the Company for real estate taxes and insurance. Future minimum rentals under the agreement are as follows:


Year ended October 31,
----------------------
2004                            $  306,820
2005                               316,100
2006                               325,453
2007                               335,095
2008                               345,027
2009 and thereafter              1,850,248
                                ----------

                                $3,478,743
                                ==========

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


NOTE 6 - LINES OF CREDIT
------------------------

The Company obtained a line of credit totaling $1,000,000 from a bank. Borrowings under the line of credit accrue interest at the bank's prime rate plus one percent (1.0%) per annum and the line, as amended, expires on April 1, 2004. The line is collateralized by the Company's accounts receivable and inventory and contains various financial covenants pertaining to the maintenance of working capital and debt service coverage. As of October 31, 2003, the Company was in compliance with all such covenants. There were no outstanding borrowings under this line as of October 31, 2003 and 2002.


NOTE 7- MORTGAGE PAYABLE
------------------------

In August 1997, the Company remortgaged its facilities for $1,800,000. Borrowings on the mortgage incurred interest at the rate of 8 1/8% per annum. The mortgage was to be repaid through equal monthly installments with a balloon payment due in Fiscal 2007. Proceeds from this remortgaging were used to retire all prior mortgages held on the facilities and certain short-term debt associated with the acquisition of MLP. The mortgage was prepaid in July 2003 upon the sale-leaseback of the facilities (see Note 4).

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:


                                                                October 31,
Description                Interest Rate      Due Date       2003        2002
-----------                -------------      --------       ----        ----

Secured mortgage              8 1/8%           2007      $      --    $1,585,700
payable to bank in
monthly installments
of $15,196 including
interest (Note 7)


Equipment loan            Prime + 1%           2008         38,000            --
                                                         ---------    ----------
payable in monthly
installments of
$633 plus interest

                                                            38,000     1,585,700


Less:  current maturities                                    7,600        55,556
                                                         ---------    ----------


                                                           $30,400    $1,530,144
                                                         =========    ==========

Long-term debt matures as follows:

Fiscal year ended October 31,
2004                   $ 7,600
2005                     7,600
2006                     7,600
2007                     7,600
2008                     7,600
                       -------

                       $38,000
                       =======


NOTE 9 - SUBORDINATED DEBENTURE AGREEMENT
-----------------------------------------

In October 1998, the Company issued debentures to Cahill Warnock Strategic Partners Fund L.P. ("CWSPF") and Strategic Associates, L.P. ("SA") for an aggregate of $4,000,000 pursuant to a Securities Purchase Agreement entered into among the parties in September 1998. Interest pursuant to the debentures was incurred at an annual rate of eight percent (8%) and was payable quarterly. The debentures, which were originally due in October 2003, contain provisions for the prepayment of the loan's principal. Additionally, the agreement called for the issuance of warrants to acquire an aggregate of 690,230 shares of the Company's common stock at $1.25 per share. These warrants are exercisable for a five year period from designated start dates as set forth in the agreement. In December 1999, pursuant to an agreement among the Company, CWSPF and SA, the exercise price of the warrants was amended to be $1.125 per share. On October 31, 2003, there were warrants outstanding to purchase 138,047 shares of the Company's common stock. The agreement called for certain restrictive covenants, with which the Company was in compliance at October 31, 2003. In September 2002, the due date of the debentures was extended to February 1, 2004. In July 2003, the remaining principal balance due on the debentures was repaid.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RETIREMENT PLANS
--------------------------

The Company has a qualified 401(k) Profit Sharing Plan, as amended, under which eligible employees who are eighteen years of age and have completed either twelve months or one thousand hours of employment become participants. The Plan provides a matching component under the 401 (k) Profit Sharing Plan of up to five percent (5%) of each eligible employee's compensation.

Net assets for the Profit Sharing Plan, as estimated by the Massachusetts Mutual Life Insurance Company, which maintains the plan's records, were $2,341,940 and $1,735,127 at October 31, 2003 and 2002, respectively.

The Company has a Money Purchase Pension Plan, as amended, under which eligible employees who are eighteen years of age and have completed either twelve months or one thousand hours of employment become participants. The Plan excludes highly compensated employees and provides for annual contributions of five percent (5%) of each eligible employee's compensation.

Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company, which maintains the plan's records, were $1,191,537 and $940,550 at October 31, 2003 and 2002, respectively.

For the fiscal years ended October 31, 2003, 2002 and 2001, retirement plan costs aggregated $198,000, $142,000 and $146,000, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - STOCKHOLDERS' EQUITY
------------------------------

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Amended and Restated 1991 Stock Option Incentive Plan (continued)
-----------------------------------------------------


1991 Plan activity is summarized as follows:


                                                       Option Price
                                             Shares    Per Share
                                             ------    ---------

Options outstanding - October 31, 2001      475,288    $1.668 - $11.00
  Granted                                        --          --
  Cancelled                                  (4,500)   $1.668
  Exercised                                      --          --
                                            -------


Options outstanding - October 31, 2002      470,788    $1.668 - $11.00
  Granted                                        --          --
  Canceled                                  (57,000)   $1.668 - $11.00
  Exercised                                      --          --
                                            -------


Options outstanding - October 31, 2003      413,788    $1.668 - $10.50
                                            =======


Options exercisable - October 31, 2003      413,788
                                            =======

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

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


Options outstanding - November 1, 2001            --           --
  Granted                                     79,800         $0.46
  Canceled                                        --           --
  Exercised                                       --           --
                                             -------


Options outstanding - October 31, 2002        79,800         $0.46
  Granted                                     39,500         $0.65
  Canceled                                      (500)        $0.46
  Exercised                                   (9,000)        $0.46
                                             -------


Options outstanding - October 31, 2003       109,800    $0.46 - $0.65
                                             =======


Options exercisable - October 31, 2003        70,300         $0.46
                                             =======


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




NOTE 11 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

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

Directors' stock option plan activity is summarized as follows:


                                                       Option Price
                                             Shares    Per Share
                                             ------    ---------

Options outstanding - October 31, 2001       34,375    $1.50 - $7.85
  Granted                                    12,500        $1.00
  Canceled                                       --          --
  Exercised                                      --          --
                                             ------


Options outstanding - October 31, 2002       46,875    $0.62 - $7.85
  Granted                                    10,000    $0.70
  Canceled                                       --          --
  Exercised                                      --          --
                                             ------


Options outstanding - October 31, 2003       56,875    $0.62 - $7.85
                                             ======


Options exercisable - October 31, 2003       46,375    $0.62 - $7.85
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




NOTE 11 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Consultants Stock Incentive Plan (continued)
--------------------------------

                                                              Option Price
                                                    Shares    Per Share
                                                    ------    ---------


Options outstanding - October 31, 2001                  --        --
  Granted                                            7,500    $.90
  Canceled                                              --        --
  Exercised                                             --        --
                                                     -----


Options outstanding - October 31, 2003 and 2002      7,500    $.90
                                                     =====

Options exercisable - October 31, 2003               7,500    $.90
                                                     =====



NOTE 12 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:




                                                           October 31,
                                                   --------------------------
                                                    2 0 0 3          2 0 0 2
                                                    -------          -------
    Deferred tax assets:
      Goodwill                                   $    1,368       $   11,650
      Net operating loss                          1,321,138        1,842,891
      Salaries                                       63,327               --
      Bad debt allowance                              2,788           29,039
      Other                                          12,811           14,652
                                                 ----------       ----------

      Gross deferred tax assets                   1,401,432        1,898,232
                                                 ----------       ----------


    Deferred tax liability:
      Test passage bank and test development        (37,558)         (22,562)
                                                 ----------       ----------

      Gross deferred tax liability                  (37,558)         (22,562)
                                                 ----------       ----------

    Net deferred tax assets                      $1,363,874       $1,875,670
                                                 ==========       ==========


The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES (Continued)
----------------------

The Company's income tax expense from continuing operations consists of the following:

                                                 Fiscal Year Ended October 31,
                                          ----------------------------------------
                                           2 0 0 3        2 0 0 2         2 0 0 1
                                           -------        -------         -------
  Current:
    Federal                               $     --      $      --       $(119,521)
    State                                   73,781          4,563          69,001
                                          --------      ---------       ---------

                                            73,781          4,563         (50,520)
                                          --------      ---------       ---------
Deferred:
   Federal                                 581,183         63,797         198,512
   State                                   168,730         18,522          55,990
                                          --------      ---------       ---------

                                           749,913         82,319         254,502
                                          --------      ---------       ---------

Provision for income taxes                $823,694      $  86,882       $ 203,982
                                          ========      =========       =========


A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate for continuing operations is as follows:

                                                 Fiscal Year Ended October 31,
                                           2 0 0 3        2 0 0 2         2 0 0 1
                                           -------        -------         -------

U.S. Federal income tax statutory rate       34%            34%             34%

State income tax, net of Federal
 income tax benefit                           7              7               7

Other - including tax free
income, goodwill and net
operating losses                              3             --              (6)

Effective tax rate                           44%            41%             35%
                                             ==             ==              ==

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - EMPLOYMENT AGREEMENTS
-------------------------------

The Company has employment agreements with several of its key employees. The agreements are for varying terms ranging from one to three years and are automatically extended each year unless the Company notifies the employee, in writing, ranging from at least 60 to 180 days prior to the anniversary date, that the agreement will not be extended.

Each agreement calls for a base salary, which may be adjusted annually at the discretion of the Company's Board of Directors, and also provides for eligibility in the Company's benefit plans and incentive bonuses which are payable based upon the attainment of certain profitability goals. Among other provisions, the agreements include a non-compete clause for varying periods not exceeding three years following termination of employment.

The aggregate commitment for future salaries as of October 31, 2003, excluding bonuses and benefits, is as follows:

Fiscal year ending October 31,

          2004                          $  863,759
          2005                             494,244
          2006                             484,923
          2007                             136,383
                                        ----------

                                        $1,979,309
                                        ==========

                              SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

January 29, 2004           By:  /s/ ANDREW L. SIMON
                               ----------------------------------------
                             Andrew L. Simon
                             President and Chief Executive
                             Officer (principal executive officer and
                             principal financial officer)


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman     January 29, 2004
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director            January 29, 2004
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director            January 29, 2004
-------------------------
    Steven R. Berger

/s/ DONALD W. HUGHES                 Director            January 29, 2004
-------------------------
    Donald W. Hughes

/s/ LINDA G. STRALEY                 Director            January 29, 2004
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director            January 29, 2004
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director            January 29, 2004
-------------------------
    David L. Warnock