Form 10QSB
period 2004-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2004-03-10
CIK 726603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended January 31, 2004

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
                  For the transition period from____________   to____________

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable date:  As of March 9, 2004: 2,603,453 shares of Common Stock, par
       ----------------------------------------------------------
value $0.0001 per share.
-----------------------

  Transitional Small Business Disclosure Format (check one):

Yes         No    X
   --------   ----------

                              PART I

                       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended January 31, 2004 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003 ("Fiscal 2003"), which may cause actual results to differ materially from those described.

BACKGROUND

        For over twenty-five years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since 1994, management implemented a strategy to broaden the Company's services within the educational marketplace. As a result, the Company completed three acquisitions since the beginning of Fiscal 1997 in the K-12 assessment and instructional markets. In Fiscal 2002, the Company determined that its core business was assessment. It believed that this category provided better long-term growth and profit potential than either the proprietary school business or the supplemental instruction segment. Consequently, during the second fiscal quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school, and in the third quarter of Fiscal 2003, the Company reached the decision to sell its supplemental instruction materials business, Modern Learning Press. Accordingly, both of these segments were reported as discontinued operations. See the Annual Report for Fiscal 2003.

RESULTS OF OPERATIONS

        The following table compares the revenues for the assessment division and the instructional division for the fiscal quarter ended January 31, 2004 versus the fiscal quarter ended
January 31, 2003.


        RESULTS OF OPERATIONS FOR THE FIRST FISCAL QUARTER
                    ENDED ON JANUARY 31, 2004

                                  Three Months
                                Ended January 31,
                                -----------------
                                                       %
                           2004          2003        Change
                           ----          ----        ------
                              (in thousands
                               of dollars)


Proprietary products     $1020.7        $794.6        28.5
and services

Custom Services          $1067.0        $972.3         9.7
Revenues

Total Revenues from      $2087.8       $1766.9        18.2
Assessment
Products and Services




        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                      Three Months
                                    Ended January 31,
                                    -----------------

                                     2004      2003
                                     ----      ----

                                    (in percentages)

Revenues                             100%      100%

        Gross Profit                  48        44

Operating Expense:

        Selling Expense               13        22

        General & Administrative      30        27

Income (loss) from Operations          5        (5)

        Other (Expense)                0        (8)

Income (loss) from Continuing
Operations                             3        (8)

Loss from Discontinued
Operations, net of taxes              --        (9)

Net Income (loss)                      3       (17)



        REVENUES. Net revenues from continuing operations for
        --------
the three-months ended January 31, 2004 (the "current quarter") increased by 18.2%, or $320,899, to $2,087,794 as compared to net revenues of $1,766,895 in the three months ended January 31, 2003 (the "comparable quarter").

        Revenues from assessment products and services through the Company's proprietary tests unit increased 28.5% or $226,145 during the current quarter, or from $794,569 in the comparable quarter to $1,020,714 in the current quarter. This increase was primarily due to the shipment of test materials to Rhode Island and Missouri to comply with Title [1] funding under the Educational Reauthorization Act of 2001 or the "No Child Left
Behind (NCLB)" Act.   We currently anticipate significant
increases in revenues through the first half of Fiscal 2004 due to the continuing positive business impact of NCLB and due to increases in our scoring business, both for our own products as well as for products from third party entities.

        Revenues from BETA, the Company's custom testing unit, increased by 9.7% or $94,754, during the current quarter, or from $972,326 in the comparable quarter to $1,067,080 in the current quarter. We also expect, based on current market indicators, that BETA's revenues will continue to be strong throughout the current fiscal year. In January, the Company received a contract extension from the State of Michigan on its contract to perform services to students with special needs. This notice extended the contract from February 2005 to September 2007 and increased the aggregate value of the contract from $4,500,000 to $13,900,000.

        COST OF GOODS SOLD.  Cost of goods sold for the current
        ------------------
quarter increased by 10.9%, or $106,685, from $982,358 in the comparable quarter to $1,089,043 in the current quarter. Because of our product and service mix, cost of goods was 52% of revenues in the current quarter versus 56% in the comparable quarter.

        GROSS PROFIT.  Gross profit from continuing operations
        ------------
increased to $998,751 in the current quarter, from $784,537 in the comparable quarter, or by $214,214 or 27.3%. The gross profit margin is now 48% in the current quarter versus 44% in the comparable quarter.

        SELLING EXPENSE.  Selling expense for the current
        ---------------
quarter decreased by 28.8%, or $110,951, or from $386,055 in the comparable quarter to $275,104 in the current quarter. Selling expenses decreased because in 2003 the Company made the decision, as a result of NCLB, to accelerate marketing spending in the first quarter of its fiscal year to drive business throughout the year. In the current fiscal year, in an effort to better focus our sales effort, the Company has embarked on market research and decided not to spend funds until results of this research became available and are analyzed. Selling expenses were 13% of revenues in the current quarter versus 22% in the comparable quarter.

        GENERAL AND ADMINISTRATIVE EXPENSES.  General and
        -----------------------------------
administrative expenses for the current quarter were $616,263 versus $478,267 for the comparable quarter. This is an increase of $137,996 or 28.9%. Approximately two-thirds of the increase in G&A is due to the Company's decision, in Fiscal 2003, to enter into a sale/leaseback of its building. This transaction was completed in July 2003. Consequently, approximately $90,000 in rental expense incurred during the first quarter of Fiscal 2004 did not appear in the results of operations for the first quarter of Fiscal 2003. As a result of the sale/leaseback, general and administrative expense is 30% of revenues in the current quarter versus 27% in the comparable quarter.

        EBITDA FROM CONTINUING OPERATIONS.  Earnings (loss)
        ---------------------------------
before interest, taxes, depreciation and amortization on the Company's continuing operations were $246,387 for the current quarter versus $108,488 for the comparable quarter. EBITDA increased by 127.1% as a result of increased sales and a favorable gross profit margin.

        OTHER INCOME (EXPENSE).  For the current quarter the
        ----------------------
Company had net interest expense of $549 versus a net interest expense of $134,780 for the comparable quarter. Interest expense declined due to the early repayment of debt. Further, the Company did not utilize its line of credit in the current quarter.

        INCOME (LOSS) FROM CONTINUING OPERATIONS.  For the
        ----------------------------------------
current quarter, the Company had income from continuing operations of $62,122 versus a loss of $(139,468) in the comparable quarter.

        DISCONTINUED OPERATIONS.  In evaluating TASA's
        -----------------------
strategic alternatives, the Company made the decision to focus or concentrate on its core business, namely assessment, in the K-12 marketplace. Accordingly, in June 2003, the Company completed the sale of Mildred Elley, its post-secondary school division, and in July, 2003, the Company completed the sale of its supplemental instructional unit, Modern Learning Press. During the first quarter of 2003, the Company took a non-cash after tax charge of ($156,982) with respect to discontinued operations.

        NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.  For the
        ---------------------------------------------
current quarter, the Company had net income of $62,122 versus a loss of ($296,450) in the comparable quarter. For the current quarter, the Company earned $0.02 per share versus a loss of ($0.05) from continuing operations in the comparable quarter. Including the loss from discontinued operations, the Company had a net (loss) of ($0.11) in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL.  Working capital increased by $223,199
        ---------------
during the current quarter from $1,796,229 at October 31, 2003, to $2,019,428, at January 31, 2004. This increase resulted primarily from increases in accounts receivable and prepaid expenses and decreases in accrued expenses, as partially offset by an increase in accounts payable and a decrease in cash. The ratio of current assets to current liabilities was approximately
2.57 to 1 at the end of the current quarter.

        CASH FLOW FROM OPERATING ACTIVITIES.  During the
        -----------------------------------
current quarter, the Company had net cash used in operating activities of $325,078, as compared to net cash provided by operating activities of $70,772 in the comparable quarter. The increase in cash used in operating activities resulted primarily from increases in accounts receivable and prepaid expenses.

        CASH FLOW FROM INVESTING ACTIVITIES.  During the
        -----------------------------------
current quarter, the Company had net cash used by investing activities of $252,978, as compared to $140,679 in the comparable quarter. The increase in the cash used in the current quarter is primarily from increased expenditures in test development and the acquisition of fixed assets.

        CASH FLOW FROM FINANCING ACTIVITIES.  During the
        -----------------------------------
current quarter, the Company had net cash used in financing activities of $1,900 as compared to $12,746 during the comparable quarter. The cash used in financing activities for both quarters resulted from the repayment of long-term debt. The repayments made during the comparable quarter relate primarily to the monthly repayment of the mortgage on the Company's headquarters, which was sold in a sale-leaseback transaction in July 2003.

        Long-term debt, operating leases and other long-term obligations as of January 31, 2004 mature as follows:



                                                           Payments due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                       Total       Less than                                    more than
                                               1 year        1-3 years      4-5 years       5 years
                           -------------------------------------------------------------------------


Long-term debt                 $   36,100     $  7,600      $   22,800      $   5,700     $       --
Operating leases                3,402,618      312,233         993,395        712,288      1,384,702
Other long-term obligations            --           --              --             --             --

Total obligations              $3,438,718     $319,833      $1,016,195      $ 717,988     $1,384,702


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

        In January 2004, the Company granted options to purchase 73,000 shares of the Company's common stock at an exercise price of $2.10 per share. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model.

ITEM 3. CONTROLS AND PROCEDURES

        The Certifications required by Item 307 of Regulation
S-B are set forth after the signatures to this Report.

        (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on January 23, 2004, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit 31 -- Certification pursuant to 18 USC
                          Section 1350, as adopted by Section 302
                          of the Sarbanes-Oxley Act of 2002

            Exhibit 32 -- Certification pursuant to 18 USC
                          Section 1350, as adopted by Section 906
                          of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K

            None.

                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE FISCAL QUARTER ENDED JANUARY 31, 2004



       Index                                            F-1

       Consolidated Balance Sheets                      F-2

       Consolidated Statements of Operations            F-4

       Consolidated Statements of Cash Flows            F-6

       Notes to Consolidated Financial Statements       F-8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                        CONSOLIDATED BALANCE SHEETS

                                                     January 31, 2004      October 31, 2003
                                                     ----------------      ----------------

                                                        (Unaudited)

ASSETS
------

Current assets:

Cash and temporary investments                          $  404,935            $  984,891

Accounts receivable, net of
allowance for doubtful accounts
of $7,000 and $7,000, respectively                       1,475,850               959,987

Inventories                                                522,701               511,410

Prepaid expenses and other
current assets                                             408,588               285,844

Deferred income taxes                                      497,200               256,017
                                                        ----------            ----------


        Total current assets                             3,309,274             2,998,149


Property, plant and equipment -
net of accumulated
depreciation of $275,111 and
$255,291, respectively                                     376,483               335,377


Other assets:

Test passage bank and test
development, net of accumulated
amortization of $2,869,476 and
$2,767,504, respectively                                 2,183,575             2,153,975

Goodwill                                                   198,159               198,159

Deferred income taxes                                      830,904             1,107,857

Other assets                                               299,475               256,205
                                                        ----------            ----------


        Total assets                                    $7,197,870            $7,049,722
                                                        ==========            ==========

See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                        CONSOLIDATED BALANCE SHEETS

                                                      January 31, 2004     October 31, 2003
                                                      ----------------     ----------------

                                                        (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


Current liabilities:

Lines of credit                                         $       --            $       --

Current maturities of long-term debt                         7,600                 7,600

Accounts payable                                           629,260               131,667

Accrued expenses                                           652,986             1,062,653
                                                        ----------            ----------

        Total current liabilities                        1,289,846             1,201,920


Long-term debt:

Long-term debt, net of current portion                      28,500                30,400
                                                        ----------            ----------

        Total liabilities                                1,318,346             1,232,320



Commitments and contingencies


Stockholders' equity:

Preferred stock, $.0001 par
value, 5,000,000 authorized,
0 shares issued and outstanding                                 --                    --

Common stock, $.0001 par value,
20,000,000 shares authorized,
2,603,453 shares issued and
outstanding                                                    260                   260

Additional paid-in capital                               5,548,668             5,548,668

Retained earnings                                          330,596               268,474
                                                        ----------            ----------


        Total stockholders' equity                       5,879,524             5,817,402
                                                        ----------            ----------


        Total liabilities and stockholders' equity      $7,197,870            $7,049,722
                                                        ==========            ==========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                         Three Months Ended January 31,
                                         ------------------------------

                                            2 0 0 4          2 0 0 3
                                            -------          -------

                                          (Unaudited)      (Unaudited)



Net revenue                                $2,087,794       $1,766,895

Cost of goods sold                          1,089,043          982,358
                                           ----------       ----------

Gross profit                                  998,751          784,537
                                           ----------       ----------

Operating expenses:

  Selling expenses                            275,104          386,055

  General and administrative expenses         616,263          478,267
                                           ----------       ----------

Total operating expenses                      891,367          864,322
                                           ----------       ----------

Income (loss) from operations                 107,384          (79,785)

Other income (expense):

  Interest expense, net                          (549)        (134,780)
                                           ----------       ----------

Income (loss) before income taxes             106,835         (214,565)

Income taxes (benefit)                         44,713          (75,097)
                                           ----------       ----------

Income (loss) from continuing
operations                                     62,122         (139,468)
                                           ----------       ----------

Income (loss) from discontinued
operations:

  Loss from operations net of
  income tax (benefit) of $(167,468)               --         (304,813)

  Gain on disposal, net of income
  tax of $98,554                                   --          147,831
                                           ----------       ----------

  Loss from discontinued operations                --         (156,982)
                                           ----------       ----------

Net income (loss)                          $   62,122       $ (296,450)
                                           ==========       ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                         Three Months Ended January 31,
                                         ------------------------------

                                            2 0 0 4          2 0 0 3
                                            -------          -------

                                          (Unaudited)      (Unaudited)




Weighted average shares outstanding:

  Basic                                     2,603,453        2,594,453

  Diluted                                   2,797,209        2,594,453


Basic earnings (loss) per share

  Continuing operations                    $      .02       $     (.05)
  Discontinued operations                          --       $     (.06)
                                           ----------       ----------

                                           $      .02       $     (.11)
                                           ==========       ==========

Diluted earnings (loss) per share

  Continuing operations                    $      .02       $     (.05)
  Discontinued operations                          --             (.06)
                                           ----------       ----------

                                           $      .02       $     (.11)
                                           ==========       ==========





See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 4          2 0 0 3
                                             -------          -------

                                           (Unaudited)      (Unaudited)


OPERATING ACTIVITIES


Net income (loss)                          $   62,122       $ (296,450)

Adjustments to reconcile net
 income (loss) to net cash
  from operating activities:


  Depreciation and amortization               139,003          188,273

  Deferred interest                                --           29,645

  Deferred income taxes                        35,770         (176,429)

Changes in operating assets
 and liabilities:

  Accounts receivable                        (515,863)         328,532

  Inventories                                (11,291)          (41,826)

  Prepaid expenses                           (122,744)        (167,669)

  Net assets from discontinued
   operations                                      --           26,581

  Accounts payable and accrued
   expenses                                    87,925          180,115
                                           ----------       ----------



NET CASH FLOWS FROM OPERATING
ACTIVITIES                                   (325,078)          70,772
                                           ----------       ----------


INVESTING ACTIVITIES

Test passage bank and test
development                                  (131,572)         (81,853)

Software development costs                    (13,970)            (136)

Prepublication costs                          (46,510)         (36,724)

Acquisition of fixed assets                   (60,926)         (21,966)
                                           ----------       ----------


NET CASH FLOWS FROM INVESTING
ACTIVITIES                                   (252,978)        (140,679)
                                           ----------       ----------


FINANCING ACTIVITIES

Repayment of long-term debt                     1,900          (12,746)
                                           ----------       ----------





See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 4          2 0 0 3
                                             -------          -------

                                           (Unaudited)      (Unaudited)




NET CHANGE IN CASH AND TEMPORARY
 INVESTMENTS                                 (579,956)         (82,653)

CASH AND TEMPORARY INVESTMENTS
 AT BEGINNING OF PERIOD                       984,891          182,788
                                           ----------       ----------

CASH AND TEMPORARY INVESTMENTS
 AT END OF PERIOD                          $  404,935       $  100,135
                                           ==========       ==========

SUPPLEMENTAL CASH FLOW
 INFORMATION:

 Cash paid during the year for:

    Interest                               $      549       $  152,748
                                           ==========       ==========

    Income taxes                           $   31,382       $   14,935
                                           ==========       ==========






See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of January 31, 2004 and October 31, 2003, and its consolidated statements of operations and cash flows for the three months ended January 31, 2004 and 2003.

The consolidated results of operations for the three months ended
January 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note
1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.


NOTE 2 -  STOCK OPTIONS
-----------------------

In January 2004, the Company granted options to purchase 73,000 shares of the Company's common stock at an exercise price of $2.10 per share.

The Company measures compensation cost in connection with employee stock option plans using the intrinsic value based method and accordingly, does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price on the date of the grant. Had the fair value based method been adopted by the Company, the effect on the net income (loss) and earnings (loss) per share for the quarters ended January 31, 2004 and 2003 would have been as follows:


                                         For the Quarters ended January 31,
                                         ----------------------------------

                                                2004               2003
                                                ----               ----

   Net income (loss) - as reported        $    62,122        $  (296,450)
   Less: Total share-based employee
   compensation awards determined
   under the fair-value based
   method net of tax(1)                         3,556             14,492
                                          -----------        -----------

   Net income (loss) - proforma           $    58,566        $  (310,942)
                                          ===========        ===========

   Net income (loss) per share
   Basic - as reported                    $       .02        $      (.11)
   Basic - proforma                               .02               (.12)
   Diluted - as reported                          .02               (.11)
   Diluted - proforma                             .02               (.12)

       (1) The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: Expected volatility of 109%, risk free interest rate of 3.00%, and expected lives of 10 years for the quarter ended January 31, 2004; expected volatility of 114%, risk free interest rate of 3.63%, and expected lives of 10 years for the quarter ended January 31, 2003.


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


Date:   March 10, 2004