Form 10QSB
period 2004-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2004-06-14
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2004

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of June 11, 2004: 2,622,703 shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended April 30, 2004 are attached to this Report, commencing at page F-1.

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

BACKGROUND

        For over twenty-eight years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since 1994, management implemented a strategy to broaden the Company's services within the educational marketplace. As a result, the Company completed three acquisitions since the beginning of Fiscal 1997 in the K-12 assessment and instructional markets. In Fiscal 2002, the Company determined that its core business was assessment. It believed that this category provided better long-term growth and profit potential than either the proprietary school business or the supplemental instruction segment. Consequently, during the second fiscal quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school, and in the third quarter of Fiscal 2003, the Company reached the decision to sell its supplemental instruction materials business, Modern Learning Press. Accordingly, both of these segments were reported as discontinued operations. See the Annual Report for Fiscal 2003.

RESULTS OF OPERATIONS

        The following table compares the revenues for the product and custom assessment units for the second quarter and six-month period ended April 30, 2004 versus the second quarter and six-month period ended April 30, 2003.


              RESULTS OF OPERATIONS FOR THE SECOND FISCAL QUARTER
              AND FOR THE SIX-MONTH PERIOD ENDED ON APRIL 30, 2004

                           Six Months                        Three Months
                         Ended April 30,                    Ended April 30,
                         ---------------                    ---------------

                                                %                                   %
                         2004       2003      Change        2004        2003      Change
                         ----       ----      ------        ----        ----      ------
                          (in thousands                      (in thousands
                           of dollars)                        of dollars)


Proprietary
Products and
Services
Revenues               $2,181.2   $1,899.0      14.9      $1,160.5     $1,104.4       5.1

Custom Testing
Services
Revenues                2,603.5    1,978.8      31.6       1,536.4      1,006.5      52.6

Total Revenues
from Assessment
Products and
Services                4,784.7    3,877.8      23.4       2,696.9      2,110.9      27.8


        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                        Six Months           Three Months
                                      Ended April 30,       Ended April 30,
                                      ---------------       ---------------

                                      2004       2003       2004       2003
                                      ----       ----       ----       ----
                                      (in percentages)      (in percentages)

Revenues                              100%       100%       100%       100%

        Gross Profit                   46         48         44         52

Operating Expense:

        Selling Expense                13         20         13         19

        General & Administrative       25         24         22         22

Income from Operations                  7          4          9         11

       Other (Expense)                  0         (7)         0         (6)

Income (Loss) from
Continuing Operations                   4         (2)         5          3

Loss from Discontinued
Operations, net of taxes               --        (21)        --        (31)

Net Income (Loss)                       4        (23)         5        (28)


        REVENUES. Net Revenues from continuing operations for
        --------
the six month period ended April 30, 2004 ("the current period") increased by 23% or $906,836 to $4,784,662 as compared to net revenues of $3,877,826 in the six months ended April 30, 2003 ("the comparable period"). This increase is attributable to the sales resulting from the increased emphasis of "No Child Left Behind" ("NCLB") legislation.

        Net revenues from continuing operations for the three months ended April 30, 2004 (the "current quarter") increased by 28%, or $585,937, to $2,696,868 as compared to net revenues of $2,110,931 in the three months ended April 30, 2003 (the
"comparable quarter").

        Revenues from assessment products and services through the Company's proprietary tests unit increased 15% or $282,200 during the current period or from $1,899,000 in the comparable period to $2,181,200 in the current period. This increase was primarily due to the shipment of test materials to Rhode Island, Missouri and Arkansas to comply with Title III funding under the Educational Reauthorization Act of 2001 or the NCLB Act.

        Revenues from proprietary products increased by 5% or $56,100 for the current quarter ended April 30, 2004 or from $1,104,400 to $1,160,500. This increase is due to the adoption of the MAC II, our English Language Learner (ELL) assessment, by Arkansas in this time period.

        Revenues from BETA, the Company's custom testing unit, increased by 32% or $624,700 during the current period, or from $1,978,800 in the comparable period to $2,603,500 in the current period. We also currently expect, based on current market indicators that BETA's revenues will continue to be strong throughout the current fiscal year. In January 2004, the Company received a contract extension from the State of Michigan on its contract to perform services to students with special needs. This notice extended the contract expiration from February 2005 until September 2007 and increased the aggregate value of the contract from $4,500,000 to $13,900,000.

        Revenues from BETA increased by 53% or $529,900 during the current quarter, or from $1,006,500 in the comparable quarter to $1,536,400 in the current quarter. This increase is attributable to the contract increase in our Michigan contract.

        COST OF GOODS SOLD. Cost of goods sold for the
        ------------------
current period increased by $599,782 or by 30% from $2,002,382 to $2,602,164. Cost of goods sold is now 54% of revenue versus
52% in the comparable period.

        The cost (in terms of percentage) of producing custom testing services is higher than for proprietary products. Since the mix of custom testing products to total revenues increased from 51% in the comparable period to 54% in the current period, the blended rate for cost of goods sold increased this year.

        Cost of goods sold for the current quarter increased by 48%, or $493,097, from $1,020,024 in the comparable quarter to $1,513,121 in the current quarter. Again, because of our product and service mix, cost of goods was 56% of revenues in the current quarter versus 48% in the comparable quarter (57% custom in the current quarter versus 48% custom in the comparable quarter). Cost of goods varies on a quarterly basis depending on the mix of proprietary to custom assessment revenues. In general, proprietary products have a lower cost of goods sold than custom testing assignments.

        GROSS PROFIT.  For the current period, gross profit
        ------------
from operations increased by $307,054, or 16%, from $1,875,444 in the comparable period to $2,182,498 in the current period. For the period, the gross profit margin is 46% versus 48% in the comparable period.

        For the current quarter, gross profit from operations increased by 9%, or $92,840, from $1,090,907 in the comparable quarter to $1,183,747 in the current quarter. The gross profit margin is 44% in the current quarter versus 52% in the comparable quarter.

        SELLING EXPENSE.  Selling expense for the current
        ---------------
period decreased by 20%, or $157,437, from $788,743 in the comparable period to $631,306 in the current period. Selling expenses are 13% of revenues in the current period versus 20% in the comparable period.

        Selling expenses for the current quarter decreased by 12%, or $46,486, from $402,688 to $356,202. Selling expenses are now 13% of revenues versus 19% in the comparable quarter.

        In 2003 the Company made the decision, as a result of NCLB, to accelerate marketing spending in the first half of its fiscal year to drive business throughout the year. In the current fiscal year, the Company has reduced its selling expenses in an effort to better focus our sales effort, the Company has embarked on market research and decided not to spend funds until results of this research became available and are analyzed. Further, in the current educational market environment, the growth potential requires less short-term marketing dollars to secure state contracts. As a result, we have been able to reduce current marketing expenditures.

        GENERAL AND ADMINISTRATIVE EXPENSES.  General and
        -----------------------------------
administrative expenses for the current period were $1,203,951 versus $943,407 for the comparable period. This is an increase of $260,544 or 28%. General and administrative expenses for the current quarter increased by 26% or $122,548 or from $465,140 in the comparable quarter to $587,688 in the current quarter. G&A expenses are 22% of revenues in the current quarter versus 22% in the comparable quarter.

        Approximately two thirds of the increase in G&A is due to the Company's decision, in Fiscal 2003, to enter into a sale/leaseback of its building. This transaction was completed in July 2003. Consequently, approximately $174,000 in rental expense incurred during the first half of Fiscal 2004 did not appear in the results of operations for the first half of Fiscal 2003. General and administrative expense is 25% of revenues in the current period versus 24% in the comparable period.

        EBITDA FROM CONTINUING OPERATIONS.  Earnings (loss)
        ---------------------------------
before interest, taxes, depreciation and amortization ("EBITDA") on the Company's continuing operations were $638,735 for the current period versus $444,634 for the comparable period. EBITDA for the current quarter were $392,348 versus $336,146 for the comparable quarter. EBITDA increased by 44% for the period and 17% for the quarter as a result of higher revenues as well as the effect of our efforts to better control our selling and general and administrative expenses.

        EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income (loss) from continuing operations to EBITDA from continuing operations.

                        EBITDA From Continuing Operations

                                 Six Months Ended          Three Months Ended
                                     April 30,                   April 30,
                                  2004       2003            2004        2003
                                  ----       ----            ----        ----

Income (loss) from
 continuing operations:         $193,761   $(80,781)       $131,649    $ 58,687
  Interest expense                 3,130    267,951           2,581     133,171
  Income taxes (benefit)         150,350    (43,876)        105,627      31,221
  Depreciation & amortization    291,494    301,340         152,491     113,067
                                --------   --------        --------    --------
EBITDA from continuing
 operations                     $638,735   $444,634        $392,348    $336,146
                                ========   ========        ========    ========

        OTHER INCOME (EXPENSE).  For the current period, the
        ----------------------
Company had net interest expense of ($3,130) versus a net interest expense of ($267,951) for the comparable period. For the current quarter, the Company had interest expense of ($2,581) versus interest expense of ($133,171) in the comparable quarter. The reduction in interest expense is due to the full repayment of outstanding debt in the third quarter of Fiscal 2003, using the proceeds from the sale of the Company's discontinued operations.

        INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
        ------------------------------------------------------
TAXES.  For the current period, the Company had income from
-----
continuing operations (before taxes) of $344,111 versus a loss of ($124,657) in the comparable period. For the current quarter, the Company had income from operations of $237,276 versus income of $89,908 in the comparable quarter.

        DISCONTINUED OPERATIONS.  In Fiscal 2002, the Company
        -----------------------
made the strategic decision to concentrate on its core business, namely assessment, in the K-12 marketplace. Accordingly, in June 2003, the Company completed the sale of Mildred Elley, its post-secondary school division, and in July, 2003, the Company completed the sale of its supplemental instructional unit, Modern Learning Press. During the first six months of 2003, the Company recorded a non-cash after-tax charge of ($810,856) with respect to discontinued operations. For the quarter ended April 30, 2003, the Company recorded a non-cash charge of ($653,874).

        NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.  For
        ---------------------------------------------
the current period, the Company had net income of $193,761 versus a loss of ($891,637) in the comparable period. For the current quarter, the Company had net income of $131,649 versus a loss of ($595,187) in the comparable quarter.

        For the current period, the Company earned $.07 per share versus a loss of ($.34) in the comparable period. For the current quarter, the Company earned $.05 per share versus a loss of ($.23) per share in the comparable quarter.

        Earnings from continuing operations for the current period were $.07 versus a loss of ($.03) for the comparable period. Earnings per share from continuing operations for the current quarter were $.05 versus $.02 for the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital increased by $415,240
        ---------------
during the current period from $1,796,229 at October 31, 2003, to $2,211,469, at April 30, 2004. This increase resulted primarily from increases in accounts receivable and prepaid expenses and from decreases in accrued expenses, as partially offset by an increase in accounts payable and a decrease in cash. The ratio of current assets to current liabilities was approximately 3.04 to 1 at the end of the current quarter.

        CASH FLOW FROM OPERATING ACTIVITIES. During the
        -----------------------------------
current period, the Company had net cash provided by operating activities of $90,681, as compared to net cash used in operating activities of $211,566 in the comparable period. The increase in cash provided by operating activities resulted primarily from the Company's net profit as partially offset by increases in accounts receivable and prepaid expenses.

        CASH FLOW FROM INVESTING ACTIVITIES. During the
        -----------------------------------
current period, the Company had net cash used by investing activities of $442,102, as compared to $194,146 in the comparable period. The increase in the cash used in the current period is primarily from increased expenditures in test development, prepublication costs, and capital expenditures to expand our new scoring facility.

        CASH FLOW FROM FINANCING ACTIVITIES. During the
        -----------------------------------
current period, the Company had net cash provided by financing activities of $4,445 as compared to $289,803 during the comparable period. The cash provided by financing activities for the comparable period resulted from borrowings on the Company's line of credit. The repayments made during the comparable period relate primarily to the monthly repayment of the mortgage on the Company's headquarters, which was sold in a sale-leaseback transaction in July 2003. During the current period, proceeds from the exercise of stock options totaling $8,245 were received.

        Long-term debt, operating leases and other long-term obligations as of April 30, 2004 mature as follows:


                                                           Payments due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                       Total       Less than                                    More than
                                               1 year        1-3 years      4-5 years       5 years
                           -------------------------------------------------------------------------

Long-term debt                 $   34,200     $  7,600      $   22,800      $   3,800     $       --
Operating leases                3,326,493      311,460         991,002        731,815      1,292,216

Total obligations              $3,360,693     $319,060      $1,013,802      $ 735,615     $1,292,216



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

ITEM 3. CONTROLS AND PROCEDURES

        The Certifications required by Item 307 of Regulation S-B are set forth after the signatures to this Report.
(a)  Evaluation of disclosure controls and procedures.
The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on April 30, 2004, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders on April 30, 2004. At the meeting the stockholders took the following actions:

        (a) The proposal to elect Michael D. Beck as a director of the Company was approved by a vote of 2,498,576 votes in favor of his election, with 9,312 votes against and no abstentions and broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Mr. Beck.

        (b) The proposal to elect Steven R. Berger as a director of the Company was approved by a vote of 2,498,576 votes in favor of his election, with 9,312 votes against and no abstentions and broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Mr. Berger.

        (c) The proposal to elect Donald W. Hughes as a director of the Company was approved by a vote of 2,498,576 votes in favor of his election, with 9,312 votes against and no abstentions and broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Mr. Hughes.

        (d) The proposal to elect Chris L. Nguyen as a director of the Company was approved by a vote of 2,498,576 votes in favor of his election, with 9,312 votes against and no abstentions and broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Mr. Nguyen.

        (e) The proposal to elect Andrew L. Simon as a director of the Company was approved by a vote of 2,489,151 votes in favor of his election, with 9,737 votes against and no abstentions and broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Mr. Simon.

        (f) The proposal to elect Linda G. Straley as a director of the Company was approved by a vote of 2,498,576 votes in favor of his election, with 9,312 votes against and no abstentions and broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Ms. Straley.

        (g) The proposal to elect Thomas G. Struzzieri as a director of the Company was approved by a vote of 2,498,576 votes in favor of his election, with 9,312 votes against and no abstentions and broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Mr. Struzzieri.

        (h) The proposal to elect David L. Warnock as a director of the Company was approved by a vote of 2,498,576 votes in favor of his election, with 9,312 votes against and no abstentions and broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Mr. Warnock.

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

                Exhibit 32 -- Certification pursuant to 18 USC
                              Section 1350, as adopted by Section 906
                              of the Sarbanes-Oxley Act of 2002

        (b)     Reports on Form 8-K

                None.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE FISCAL QUARTER ENDED APRIL 30, 2004




Index                                                      F-1

Consolidated Balance Sheets                                F-2

Consolidated Statements of Operations                      F-4

Consolidated Statements of Cash Flows                      F-6

Notes to Consolidated Financial Statements                 F-8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                             April 30,     October 31,
                                                              2 0 0 4        2 0 0 3
                                                              -------        -------
                                                            (Unaudited)
    ASSETS
    ------

Current assets:
  Cash and temporary investments                            $  637,915      $  984,891
  Accounts receivable, net of allowance for doubtful
   accounts of $4,421 and $7,000                             1,233,493         959,987
  Inventories                                                  502,826         511,410
  Prepaid expenses and other current assets                    424,616         285,844
  Deferred income taxes                                        497,200         256,017
                                                            ----------      ----------

    Total current assets                                     3,296,050       2,998,149

Property, plant and equipment - net of
  accumulated depreciation of $300,133 and
   $255,291, respectively                                      395,225         335,377

Other assets:
  Test passage bank and test development, net of
   accumulated amortization of $2,972,301 and
   $2,767,504, respectively                                  2,183,279       2,153,975
  Goodwill                                                     198,159         198,159
  Deferred income taxes                                        736,785       1,107,857
  Other assets                                                 321,091         256,205
                                                            ----------      ----------

    Total assets                                            $7,130,589      $7,049,722
                                                            ==========      ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                             April 30,     October 31,
                                                              2 0 0 4        2 0 0 3
                                                              -------        -------
                                                            (Unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Lines of credit                                           $       --      $       --
  Current maturities of long-term debt                           7,600           7,600
  Accounts payable                                             250,212         131,667
  Accrued expenses                                             826,769       1,062,653
                                                            ----------      ----------

    Total current liabilities                                1,084,581       1,201,920

Long-term debt, net of current portion                          26,600          30,400
                                                            ----------      ----------

    Total liabilities                                        1,111,181       1,232,320
                                                            ----------      ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0  shares issued and outstanding                     --              --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized, 2,616,203 and 2,603,453 shares issued
   and outstanding                                                 262             260
  Additional paid-in capital                                 5,556,911       5,548,668
  Retained earnings                                            462,235         268,474
                                                            ----------      ----------

    Total stockholders' equity                               6,019,408       5,817,402
                                                            ----------      ----------

    Total liabilities and stockholders' equity              $7,130,589      $7,049,722
                                                            ==========      ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)


Net revenue                                        $4,784,662    $3,877,826       $2,696,868    $2,110,931

Cost of goods sold                                  2,602,164     2,002,382        1,513,121     1,020,024
                                                   ----------    ----------       ----------    ----------

Gross profit                                        2,182,498     1,875,444        1,183,747     1,090,907
                                                   ----------    ----------       ----------    ----------

Operating expenses:
  Selling expenses                                    631,306       788,743          356,202       402,688
  General and administrative expenses               1,203,951       943,407          587,688       465,140
                                                   ----------    ----------       ----------    ----------

Total operating expenses                            1,835,257     1,732,150          943,890       867,828
                                                   ----------    ----------       ----------    ----------

Income from operations                                347,241       143,294          239,857       223,079

Other income (expense):
  Interest expense, net                                (3,130)     (267,951)          (2,581)     (133,171)
                                                   ----------    ----------       ----------    ----------

Income (loss) before income taxes                     344,111      (124,657)         237,276        89,908

Income taxes (benefit)                                150,350       (43,876)         105,627        31,221
                                                   ----------    ----------       ----------    ----------

Income (loss) from continuing operations              193,761       (80,781)         131,649        58,687
                                                   ----------    ----------       ----------    ----------

Income (loss) from discontinued operations:
  (Loss) income from operations, net of income
   tax (benefit) of $ --, $(102,753), $ --,
   and $65,593, respectively                               --      (219,599)              --        85,214
  Loss on disposal, net of income
   tax (benefit) of $ --, $(304,992), $ --,
   and $(403,546), respectively                            --      (591,257)              --      (739,088)
                                                   ----------    ----------       ----------    ----------

  Loss from discontinued operations                        --      (810,856)              --      (653,874)
                                                   ----------    ----------       ----------    ----------

Net income (loss)                                  $  193,761    $ (891,637)      $  131,649    $ (595,187)
                                                   ==========    ==========       ==========    ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS


Weighted average shares outstanding:
  Basic                                             2,606,580     2,594,453        2,609,812     2,594,453
  Diluted                                           2,845,495     2,594,453        2,848,728     2,594,453

Basic earnings (loss) per share
  Continuing operations                            $      .07    $     (.03)      $      .05    $      .02
  Discontinued operations                                  --          (.31)              --          (.25)
                                                   ----------    ----------       ----------    ----------
                                                   $      .07    $     (.34)      $      .05    $     (.23)
                                                   ==========    ==========       ==========    ==========

Diluted earnings (loss) per share
        Continuing operations                      $      .07    $     (.03)      $      .05    $      .02
        Discontinued operations                            --          (.31)              --          (.25)
                                                   ----------    ----------       ----------    ----------

                                                   $      .07    $     (.34)      $      .05    $     (.23)
                                                   ==========    ==========       ==========    ==========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 4        2 0 0 3
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

OPERATING ACTIVITIES
Net income (loss)                                   $ 193,761      $(891,637)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                       291,494        301,340
  Deferred interest                                        --         58,324
  Loss on discontinued operations                          --        591,257
  Deferred income taxes                               129,889       (356,656)
Changes in operating assets and liabilities:
  Accounts receivable                                (273,506)       (82,459)
  Inventories                                           8,584        (62,945)
  Prepaid expenses                                   (142,206)        12,678
  Net assets from discontinued operations                  --        (18,191)
  Accounts payable and accrued expenses              (117,335)       236,723
                                                    ---------      ---------

  NET CASH FLOWS FROM OPERATING ACTIVITIES             90,681       (211,566)
                                                    ---------      ---------

INVESTING ACTIVITIES
  Test passage bank and test development             (234,101)      (149,405)
  Software development costs                          (13,971)       (13,352)
  Prepublication costs                                (89,340)            --
  Acquisition of fixed assets                        (104,690)       (31,389)
                                                    ---------      ---------

  NET CASH FLOWS FROM INVESTING ACTIVITIES           (442,102)      (194,146)
                                                    ---------      ---------










See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 4        2 0 0 3
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

FINANCING ACTIVITIES
  Net borrowings on note payable to bank            $      --      $ 316,275
  Repayment of long-term debt                          (3,800)       (26,472)
  Exercise of stock options                             8,245             --
                                                    ---------      ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES                4,445        289,803
                                                    ---------      ---------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS         (346,976)      (115,909)

CASH AND TEMPORARY INVESTMENTS AT
 BEGINNING OF PERIOD                                  984,891        115,909
                                                    ---------      ---------

CASH AND TEMPORARY INVESTMENTS
 AT END OF PERIOD                                   $ 637,915      $     --
                                                    =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                          $   3,911      $ 267,951
                                                    =========      =========
  Income taxes                                      $  31,382      $  14,935
                                                    =========      =========








See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 2004 and October 31, 2003, the consolidated statements of operations for the six and three months ended April 30, 2004 and 2003 and cash flows for the six months ended April 30, 2004 and 2003.

The consolidated results of operations for the six and three months ended April 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note
1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.

NOTE 2 -  STOCK OPTIONS
-----------------------

In January 2004, the Company granted options to purchase 73,000 shares of the Company's common stock at an exercise price of $2.10 per share. In April 2004, the Company granted options to purchase 15,000 shares of the Company's common stock pursuant to the directors stock option plan at an exercise price of $3.50 per share.

The Company measures compensation cost in connection with employee stock option plans using the intrinsic value based method and accordingly, does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price on the date of the grant. Had the fair value based method been adopted by the Company, the effect on the net income (loss) and earnings (loss) per share for the six and three months ended April 30, 2004 and 2003 would have been as follows:

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------

Net income (loss) -as reported                      $193,761       $(891,637)      $131,649      $(595,187)

Less: Total share-based employee compensation
     awards determined under the fair-value based
     method net of tax (1)                            39,116          18,443         35,560          3,951
                                                    --------       ---------       --------      ---------

Net income (loss) - proforma                        $154,645       $(910,080)      $ 96,089      $(599,138)
                                                    ========       =========       ========      =========

  Net income per share:
    Basic - as reported                             $    .07       $    (.34)      $    .05      $    (.23)
    Basic - proforma                                     .06            (.35)           .04           (.23)
    Diluted - as reported                                .07            (.34)           .05           (.23)
    Diluted - proforma                                   .05            (.35)           .03           (.23)

(1) The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: Expected volatility of 109%, risk free interest rate of 3.00%, and expected lives of 10 years for the six and three months ended April 30, 2004; expected volatility of 114%, risk free interest rate of 3.63%, and expected lives of 10 years for the six and three months ended April 30, 2003.

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

Date: June 14, 2004