Form 10QSB
period 2004-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2004-09-14
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2004

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of September 6, 2004: 2,622,703 shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
------------------

Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended July 31, 2004 are attached to this Report, commencing at page F-1.

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

RESULTS OF OPERATIONS

        The following table compares the revenues for the fiscal quarter and nine months ended July 31, 2004 versus the fiscal quarter and nine months ended July 31, 2003.



              RESULTS OF OPERATIONS FOR THE THIRD FISCAL QUARTER
                     AND FOR THE NINE-MONTH PERIOD ENDED

                            Nine Months                         Three Months
                           Ended July 31,                      Ended July 31,
                           --------------                      --------------

                                                    %                                    %
                           2004        2003      Change        2004        2003       Change
                           ----        ----      ------        ----        ----       ------
                            (in thousands                       (in thousands
                             of dollars)                         of dollars)


Revenues

    Proprietary          $3,268.3    $3,191.3      2.4       $1,087.0    $1,292.4    (15.9)

    Custom Testing       $4,399.5    $3,164.9     39.0       $1,796.2    $1,186.0     51.5

Total Revenues from      $7,667.8    $6,356.2     20.6       $2,883.2    $2,478.4     16.3
Continuing Operations



        The following are selected ratios as a percentage of revenues on the Company's financial statements:



                                       Nine Months           Three Months
                                      Ended July 31,        Ended July 31,
                                      --------------        --------------

                                      2004      2003        2004      2003
                                      ----      ----        ----      ----
                                     (in percentages)      (in percentages)

Revenues                              100%      100%        100%      100%

        Gross Profit                   46        49          47        51

Operating Expense:

        Selling Expense                13        18          13        14

        General & Administrative       25        23          24        22

Income from Operations                  8         8          10        15

        Other Income (Expense)          0        (6)          0        (6)

Income from Continuing Operations       5        13*          6        36*

Income from Discontinued
Operations, Net of Taxes                0         2           0        39

Net Income                              5        15           6        75
____________
*includes the sale of TASA headquarters

        REVENUES.  Revenues from operations for the nine-month period
        --------
ended July 31, 2004 (the "current period") were $7,667,820 representing a 20.6% increase or $1,311,602 from $6,356,218 for the nine-month period ended July 31, 2003 (the "comparable period"). Net revenues from operations for the three-months ended July 31, 2004 (the "current quarter") increased by 16.3% or $404,766 to $2,883,158 as compared to net revenues of $2,478,392 in the three months ended July 31, 2003 (the "comparable quarter"). Additionally, the Company had $167,324 in deferred revenues which will be recognized in the fourth quarter upon performance of services rendered.

        Revenues from our proprietary testing unit have increased by 2.4% year-to-date and have declined by 15.9% for the current quarter. Revenues from our custom-testing unit increased 39.0% year to date and by 51.5% for the current quarter. While custom testing revenues continue to show substantial increases due to long-term assignments, proprietary testing revenues have softened during the third quarter. We believe this decline has taken place for several reasons. Last year, TASA received contracts relating to the Reading First federal grants in Massachusetts and Alabama. This funding did not repeat during Fiscal 2004. Additionally, revenues associated with scoring the DRP in Utah will occur in the fourth quarter of Fiscal 2004. In the prior fiscal year, these revenues were recognized in the third quarter.

        COST OF GOODS SOLD.  Cost of goods sold increased by $910,930, or
        ------------------
28.3%, from $3,215,380 in the comparable period to $4,126,310 in the current period. Cost of goods sold is now 54% of revenues versus 51% in the comparable period. Cost of goods sold for the current quarter increased by 25.7%, or $311,148, from $1,212,998 in the comparable quarter to $1,524,146 in the current quarter. Cost of goods sold is now 53% of revenues for the current quarter versus 49% for the comparable quarter. The increase in cost of goods sold (both in terms of percent to revenues and as an actual increase) is due to the volume growth of assessment products as well as a change in revenue mix. While both assessment units have increased revenue for the period, Beck Evaluation and Testing Inc. ("BETA") now accounts for 57% of revenues for the current period versus 50% in the comparable period. The cost of sales as a percentage of revenue dollars is higher for custom services as compared to our proprietary products.

        GROSS PROFIT.  Gross profit from operations increased by $400,672
        ------------
from $3,140,838 in the comparable period to $3,541,510 in the current period. The gross profit margin is now 46% in the current period versus
49% in the comparable period.   For the current quarter, the gross profit
increased to $1,359,012 versus $1,265,394 in the comparable quarter. The gross profit margin is now 47% in the current quarter versus 51% in the comparable quarter.

        SELLING EXPENSE.  Selling expense for the current period
        ---------------
decreased by 10.7% or $120,752 versus the comparable period, or from $1,130,189 to $1,009,437. For the current quarter, selling expense increased by 10.7% or $36,685, or from $341,446 in the comparable quarter to $378,131 in the current quarter. The Company held back on marketing expenditures during the first half of the year as it continued to conduct research to reposition its proprietary brands. With research completed in the first six months, the Company increased spending in the third quarter. Selling expenses are 13% of revenue in the current period versus 18% in the comparable period. For the current quarter, selling expenses are 13% of revenue versus 14% in the comparable quarter.

        GENERAL AND ADMINISTRATIVE (G&A) EXPENSES.  General and
        -----------------------------------------
administrative expenses for the current period are now $1,908,621 versus $1,484,033 for the comparable period. For the current period, G&A is 25% of revenues versus 23% in the comparable period. For the current quarter, G&A expenses are $704,670 versus $540,626 in the comparable quarter. G&A is 24% of revenue in the current quarter versus 22% in the comparable quarter. Almost 60% of the increase in G&A expense is due to the lease on the Company's building. In July 2003, the Company entered into a sale-lease back of its corporate headquarters. Hence, during the current period and quarter, the Company has lease expense for nine and three months, respectively, which it did not have in the comparable period and quarter.

        EBITDA FROM CONTINUING OPERATIONS.  Earnings before interest,
        ---------------------------------
taxes, depreciation and amortization on the Company's continuing operations was $1,070,550 for the current period versus $1,014,830 for the comparable period. EBITDA for the current quarter was $431,815 versus $570,196 for the comparable quarter. EBIDTA has been adversely affected by the sale-leaseback of the Company's building.

        EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from continuing operations to EBITDA from continuing operations.


                       EBITDA From Continuing Operations
                (excludes one-time income from sale of building)


                                     Nine-Months Ended         Three Months Ended
                                           July 31,                   July 31,
                                     2004           2003         2004          2003
                                     ----           ----         ----          ----
Income from continuing
 operations:                     $  369,015    $   810,763     $175,254    $   891,544
   Sale of building                      --     (1,254,627)          --     (1,254,627)
   Interest expense                   3,199        404,333           69        136,382
   Income taxes (benefit)           251,238        566,147      100,888        610,023
   Depreciation & amortization      447,098        488,214      155,604        186,874
                                 ----------    -----------     --------    -----------

EBITDA from continuing
 operations                      $1,070,550    $ 1,014,830     $431,815    $   570,196
                                 ==========    ===========     ========    ===========


        OTHER INCOME (EXPENSE).  The Company had net interest expense of
        ----------------------
$3,199 for the current period versus net interest expense of $404,333 for the comparable period. For the current quarter the Company had net interest expense of $69 versus net interest expense of $136,382 for the comparable quarter. Interest expense has declined due to the prepayment of long-term debt, as well as reduced utilization of the Company's line of credit.

        INCOME FROM CONTINUING OPERATIONS. Income from the Company's
        ---------------------------------
continuing operations for the current period was $369,015 versus $810,763 for the comparable period. For the current quarter, the Company had income from continuing operations of $175,254 versus $891,544 in the comparable quarter. The comparable period and quarter include the sale-leaseback of the Company's headquarters. Without the sale of the building, net of the associated tax benefit, income from operations was $72,004 for the comparable period and $146,619 for the comparable quarter.

        DISCONTINUED OPERATIONS. In evaluating TASA's strategic
        -----------------------
alternatives, the Company made the decision to focus or concentrate on its
core business, namely assessment in the K-12 marketplace.   As such, in
June 2003 it completed the sale of Mildred Elley Schools, its post-secondary school division, and in July 2003 it completed the sale of its supplemental instructional unit, Modern Learning Press, Inc. ("MLP"). During the first nine months of Fiscal 2003, the Company recorded a non-cash gain of $152,203 with respect to discontinued operations ended July 31, 2003. For the quarter ended July 31, 2003, the Company had a gain of $963,059.

        NET INCOME.  Net income for the current period was $369,015 in
        ----------
the current period versus net income of $962,966 in the comparable period. For the current quarter, the Company had net income of $175,254 versus net income of $1,854,603 in the comparable quarter.

        For the current period, the Company earned $0.13 per share (diluted) versus $0.31 earnings per share from continuing operations in the comparable period. For the current quarter, the Company had $0.06 earnings per share (diluted) from continuing operations versus $0.34 earnings per share in the comparable quarter. Excluding the gain from the one-time sale of the building in July 2003, the Company earned $0.13 in the current period versus $0.03 in the comparable period, and in the current quarter, the Company earned $0.06 versus $0.05 in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital increased by $606,591 during the
        ---------------
current period from $1,796,229 at October 31, 2003, to $2,402,820, at July 31, 2004. This increase resulted primarily from an increase in accounts receivable and an increase in the current portion of deferred taxes as partially offset by an increase in deferred revenue. The ratio of current assets to current liabilities was approximately 2.90 to 1 at the end of the current quarter.

        CASH FLOW FROM OPERATING ACTIVITIES. During the current period,
        -----------------------------------
the Company had net cash provided by operating activities of $306,143, as compared to $47,228 in the comparable period. The cash provided by operating activities in the current period resulted primarily from the Company's net profit, depreciation and deferred income taxes as partially offset by an increase in accounts receivable.

        CASH FLOW FROM INVESTING ACTIVITIES. During the current period,
        -----------------------------------
the Company had net cash used by investing activities of $651,590, as compared to net cash provided by investing activities of $5,556,457 in the comparable period. The increase in the cash used in the current period is primarily from increased expenditures in test development. The cash provided by investing activities in the comparable period were primarily proceeds from the sale of the building and the sale of MLP.

        CASH FLOW FROM FINANCING ACTIVITIES. During the current period,
        -----------------------------------
the Company had net cash provided by financing activities of $9,195 as compared to net cash used in financing activities of $5,114,921 during the comparable period. The cash provided by financing activities for the current period resulted from the exercise of employee and director stock options. The repayments made during the comparable period resulted from the repayment of the mortgage on the property sold and the repayment of the subordinated debt.

        Long-term debt, operating leases and other long-term obligations outstanding as of July 31, 2004 mature as follows:



                                                           Payments due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                       Total       Less than                                    More than
                                               1 year        1-3 years      4-5 years       5 years
                           -------------------------------------------------------------------------

Long-term debt                $   32,300     $   7,600     $   22,800      $   1,900      $       --
Operating leases               3,079,606       316,873      1,008,040        722,873       1,031,820
Other long-term obligations           --            --             --             --              --
Total obligations             $3,111,906     $ 324,473     $1,030,840      $ 724,773      $1,031,820


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

        The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees'. As the Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income (loss) and earnings (loss) per share as if the fair value based method of accounting had been applied.

ITEM 3. CONTROLS AND PROCEDURES

        The Certifications required by Item 307 of Regulation S-B are set forth after the signatures to this Report.

        (a) Evaluation of disclosure controls and procedures . The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on July 30, 2004, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

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

        Not Applicable.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 31 -- Certification Pursuant To 18 U.S.C.
                              Section 1350, As Adopted Pursuant
                              To Section 302 of The Sarbanes-
                              Oxley Act of 2002.



                Exhibit 32 -- Certification Pursuant To 18 U.S.C.
                              Section 1350, As Adopted Pursuant
                              To Section 906 of The Sarbanes-
                              Oxley Act of 2002.

           (b)  Reports on Form 8-K

                None.

                  TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE FISCAL QUARTER ENDED JULY 31, 2004




  Consolidated Balance Sheets                        F-1

  Consolidated Statements of Operations and
    Comprehensive Income                             F-3

  Consolidated Statements of Cash Flows              F-5

  Notes to Consolidated Financial Statements         F-7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                              July 31,     October 31,
                                                              2 0 0 4        2 0 0 3
                                                              -------        -------
                                                            (Unaudited)
    ASSETS
    ------

Current assets:
  Cash and temporary investments                            $  648,639      $  984,891
  Accounts receivable, net of allowance for
   doubtful accounts of $4,421 and $7,000                    1,784,473         959,987
  Inventories                                                  449,917         511,410
  Prepaid expenses and other current assets                    284,988         285,844
  Deferred income taxes                                        497,200         256,017
                                                            ----------      ----------

        Total current assets                                 3,665,217       2,998,149

Property, plant and equipment - net of
  accumulated depreciation of $324,414 and
   $255,291, respectively                                      442,958         335,377

Other assets:
  Test passage bank and test development, net
   of accumulated amortization of $3,077,221
    and $2,767,504, respectively                             2,197,558       2,153,975
  Goodwill                                                     198,159         198,159
  Deferred income taxes                                        671,551       1,107,857
  Other assets                                                 312,966         256,205
                                                            ----------      ----------

        Total assets                                        $7,488,409      $7,049,722
                                                            ==========      ==========






See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                              July 31,     October 31,
                                                              2 0 0 4        2 0 0 3
                                                              -------        -------
                                                            (Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Lines of credit                                           $       --      $       --
  Current maturities of long-term debt                           7,600           7,600
  Accounts payable                                             208,987         131,667
  Accrued expenses                                             878,486       1,062,653
  Deferred revenue                                             167,324              --
                                                            ----------      ----------

        Total current liabilities                            1,262,397       1,201,920

Long-term debt, net of current portion                          24,700          30,400
                                                            ----------      ----------

        Total liabilities                                    1,287,097       1,232,320
                                                            ----------      ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0  shares issued and outstanding                     --              --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized,  2,622,703 and 2,603,453 shares issued
   and outstanding                                                 262             260
  Additional paid-in capital                                 5,563,561       5,548,668
  Retained earnings                                            637,489         268,474
                                                            ----------      ----------

        Total stockholders' equity                           6,201,312       5,817,402
                                                            ----------      ----------

        Total liabilities and stockholders' equity          $7,488,409      $7,049,722
                                                            ==========      ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Nine Months Ended               Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)


Net revenue                                        $7,667,820     $6,356,218      $2,883,158    $2,478,392

Cost of goods sold                                  4,126,310      3,215,380       1,524,146     1,212,998
                                                   ----------     ----------      ----------    ----------

Gross profit                                        3,541,510      3,140,838       1,359,012     1,265,394
                                                   ----------     ----------      ----------    ----------

Operating expenses:
  Selling expenses                                  1,009,437      1,130,189         378,131       341,446
  General and administrative expenses               1,908,621      1,484,033         704,670       540,626
                                                   ----------     ----------      ----------    ----------

Total operating expenses                            2,918,058      2,614,222       1,082,801       882,072
                                                   ----------     ----------      ----------    ----------

Income from operations                                623,452        526,616         276,211       383,322

Other income (expense):
  Gain on sale of building                                 --      1,254,627              --     1,254,627
  Interest expense, net                                (3,199)      (404,333)            (69)     (136,382)
                                                   ----------     ----------      ----------    ----------

Income before income taxes                            620,253      1,376,910         276,142     1,501,567

Income taxes                                          251,238        566,147         100,888       610,023
                                                   ----------     ----------      ----------    ----------

Income from continuing operations                     369,015        810,763         175,254       891,544
                                                   ----------     ----------      ----------    ----------

Income (loss) from discontinued operations:
  (Loss) gain from operations net of income
    tax (benefit) of $0, and $(265,150), $0,
    and $(108,771), respectively                           --       (397,724)             --      (178,125)
  Gain on disposal, net of income tax
    of $0, $372,494, $0, and $760,123,
    respectively                                           --        549,927              --     1,141,184
                                                   ----------     ----------      ----------    ----------

Income from discontinued operations                        --        152,203              --       963,059
                                                   ----------     ----------      ----------    ----------

Net income                                         $  369,015     $  962,966      $  175,254    $1,854,603
                                                   ==========     ==========      ==========    ==========

See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Nine Months Ended               Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)



Weighted average shares outstanding
  Basic                                             2,611,584      2,594,475       2,621,488     2,594,518
  Diluted                                           2,857,832      2,644,277       2,867,736     2,644,321

Basic earnings per share
  Continuing operations                            $      .14     $      .31      $      .07    $      .34
  Discontinued operations                                  --            .06              --           .37
                                                   ----------     ----------      ----------    ----------

                                                   $      .14     $      .37      $      .07    $      .71
                                                   ==========     ==========      ==========    ==========

Diluted earnings per share
  Continuing operations                            $      .13     $      .31      $      .06    $      .34
  Discontinued operations                                  --            .05              --           .36
                                                   ----------     ----------      ----------    ----------

                                                   $      .13     $      .36      $      .06    $      .70
                                                   ==========     ==========      ==========    ==========










See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                              July 31,
                                                     2 0 0 4           2 0 0 3
                                                     -------           -------
                                                   (Unaudited)       (Unaudited)

OPERATING ACTIVITIES
  Net income                                        $  369,015      $   962,966
  Adjustments to reconcile net income to net
   cash flows from operating activities:
    Depreciation and amortization                      447,098          488,214
    Deferred income taxes                              195,123          344,847
    Deferred interest                                       --          117,293
    (Gain) on sale of building                              --       (1,254,627)
    (Gain) loss on sale of discontinued operations          --         (549,927)
  Changes in operating assets and liabilities:
    Accounts receivable                               (824,486)        (309,030)
    Inventories                                         61,493          (74,687)
    Other assets                                        (2,578)          84,590
    Deferred revenue                                   167,324          274,290
    Accounts payable and accrued expenses             (106,846)         (36,701)
                                                    ----------      -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES               306,143           47,228
                                                    ----------      -----------

INVESTING ACTIVITIES
   Acquisition of property, plant and equipment       (176,704)         (44,013)
   Test passage bank and test development             (353,300)        (249,677)
   Proceeds from the sale of building                       --        2,875,000
  Proceeds from the sale of discontinued operations         --        4,070,000
   Closing costs on the sale of building                    --         (161,891)
   Closing costs on sale of discontinued operations         --         (766,293)
   Prepublication costs                               (107,615)        (151,119)
   Software development costs                          (13,971)         (15,550)
                                                    ----------      -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES              (651,590)       5,556,457
                                                    ----------      -----------

FINANCING ACTIVITIES
   Repayment of long-term debt                          (5,700)      (1,585,700)
   Repayment of subordinated debt                           --       (3,530,141)
   Proceeds from the exercise of employee
    stock options                                       14,895              920
                                                    ----------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 9,195       (5,114,921)

                                                    ----------      -----------


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                             July 31,
                                                     2 0 0 4         2 0 0 3
                                                     -------         -------
                                                   (Unaudited)     (Unaudited)


NET CHANGE IN CASH AND TEMPORARY
 INVESTMENTS                                        $(336,252)      $ 488,764

CASH AND TEMPORARY INVESTMENTS
 AT BEGINNING OF PERIOD                               984,891         115,909
                                                    ---------       ---------

CASH AND TEMPORARY INVESTMENTS
 AT END OF PERIOD                                   $ 648,639       $ 604,673
                                                    =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                      $   4,881       $ 409,674
                                                    =========       =========

 Income taxes paid                                  $  57,158       $  34,442
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ('TASA') and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 2004 and October 31, 2003, the consolidated statements of operations for the nine and three months ended July 31, 2004 and 2003 and cash flows for the nine months ended July 31, 2004 and 2003.

The consolidated results of operations for the nine and three months ended July 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 2 -  STOCK OPTIONS (Continued)
-----------------------

The Company measures compensation cost in connection with employee stock option plans using the intrinsic value based method and accordingly, does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price on the date of the grant. Had the fair value based method been adopted by the Company, the effect on the net income and earnings per share for the nine and three months ended July 31, 2004 and 2003 would have been as follows:

                                                       Nine Months Ended               Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------

Net income -- as reported                           $369,015       $962,966        $175,254      $1,854,603
Less: Total share-based employee
  Compensation awards determined
  under the fair-value based
  method net of tax (1)                               90,913         18,443          51,797              --
                                                    --------       --------        --------      ----------

Net income -- proforma                              $278,102       $944,523        $123,457      $1,854,603
                                                    ========       ========        ========      ==========

Net income per share:
  Basic -- as reported                              $    .14       $    .37        $    .07      $      .71
  Basic -- proforma                                      .11            .36             .05             .71
  Diluted -- as reported                                 .13            .36             .06             .70
  Diluted -- proforma                                    .10            .36             .04             .70

(1) The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: Expected volatility of 109%, risk free interest rate of 3.00%, and expected lives of 10 years for the nine and three months ended July 31, 2004; expected volatility of 114%, risk free interest rate of 3.63%, and expected lives of 10 years for the nine and three months ended July 31, 2003.

                                F - 8

                                   SIGNATURE


        In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.



                                   By: /s/ ANDREW L. SIMON
                                       --------------------------------
                                       Andrew L. Simon
                                       President, Chief Executive Officer
                                       and Chief Financial Officer

Date:  September 14, 2004