Form 10KSB
period 2004-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-01-28
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB
(Mark One)
      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended October 31, 2004
      [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $11,185,254 for the fiscal year ended October 31, 2004.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,178,312 as of January 25, 2005. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes           	No
   ---------    ----------

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 25, 2005, 2,777,750 shares of Common Stock, par value $.0001 per share.

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

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

                                PART I

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

            Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") now competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to refocus the organization on the fast-growing assessment segment of the K-12 education market. During the Company's fiscal year ended October 31, 2003 ("Fiscal 2003"), TASA sold both its post-secondary proprietary school, Mildred Elley (originally acquired by TASA in fiscal 1999), and Modern Learning Press, its supplemental instructional materials subsidiary (originally acquired by TASA in fiscal 1997). The net effect of these transactions was that the Company's revenue stream decreased from $16.3 million for the year ended October 31, 2002 ("Fiscal 2002"), to $9.8 million for Fiscal 2003. In the year ended October 31, 2004 ("Fiscal 2004"), the Company's revenues increased to $11.2 million as a result of the growth in our assessment business. Over the past ten years, assessment revenues have increased from $2.1 million to $11.2 million, representing a compounded annual growth rate in excess of 18%.

            The need to develop fundamental literacy skills has long been recognized as essential to a student's progress and success throughout school and life. The Company's proprietary assessment products relate directly to the teaching and measurement of progress of literacy skills. The Company's Degrees of Reading Power(r) ("DRP") tests and related products enable a school, district or other entity to assess an individual's reading comprehension ability. These tests allow an individual's reading development to be tracked over time and are often used to audit a school's success in the teaching of reading. In 2001, the Company launched two new tests:
Signposts, a language arts early-childhood test, and the MAC II, an English language proficiency test; both of these tests focus on fundamental literacy skills.

            Through the Company's wholly-owned subsidiary, Beck Evaluation and Testing Associates, Inc. ("BETA"), the Company performs "custom services" for other test publishers as well as for state education agencies directly. Again, under NCLB, the needs for custom design test development and for consulting and psychometric services are increasing rapidly. BETA now accounts for approximately 60% of TASA's assessment revenues.

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

PROPRIETARY ASSESSMENT PRODUCTS AND RELATED SERVICES

            TASA designs, develops, calibrates, publishes, markets, and sells educational reading assessment tests to elementary and secondary schools, colleges, and universities throughout the United States and Canada. Substantially all of the sales volume for this unit is derived from the sale of two proprietary tests and the sale of scoring services and related software.
            The Company's reading comprehension tests are based on its proprietary Degrees of Reading Power (DRP) assessment methodology. DRP tests are published in three versions:
Primary, Standard, and Advanced. The Company's products measure an individual student's reading ability in a non-culturally biased manner and allow tracking of an individual's reading development over time.

            DRP TESTS.  Management believes that DRP tests are
            ---------
widely recognized as being advanced state-of-the-art in educational assessment. Based on descriptions contained in Tests in Print published by the Buros Institute of Mental Measurements (which endeavors to cover all tests published in the United States), it is management's belief that:

            * DRP tests were the first commercial standardized tests whose results can be directly interpreted with respect to the written materials that students can read; and

            * DRP tests are the only existing instruments that can measure progress toward one or more standards or requirements that are established by examining how well prose in books or other sources must be comprehended for particular purposes.

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

            DRP tests consist of nonfiction paragraphs and/or passages on a variety of topics, each written, edited, and calibrated by the Company. The individual test passages are stored in the Company's "Test Passage Bank", and each test is created by selecting the appropriate test passages from the Test Passage Bank to satisfy the criteria set for a particular test. Each passage undergoes a two-year process of development and calibration and has an estimated useful life of 11 years; a passage is introduced initially in a "secure" form of test after which it is available in "shelf" form in the Company's test catalogs and then in practice tests. The Company is the sole source proprietor and publisher of the DRP tests.

            THE MACULAITIS TEST.  In Fiscal 1997, TASA acquired
            -------------------
the Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive English language assessment and evaluation program. It is intended for use in ESL, Bilingual Education and Limited English Proficiency ("LEP") programs. From 1999 through 2001, the Company made substantive revisions, including renorming, to enhance the test's marketability. Management believes that these revisions have given the Maculaitis Test wider appeal, at a time when $750 million of funding is available under Title III of NCLB. The new MAC II was launched at the end of the third quarter of Fiscal 2001.

            The MAC II is currently authorized for use in New
Jersey, Illinois, Florida, and Wisconsin. It is the mandated state ESL/LEP test in Rhode Island, Missouri and Arkansas.

            TEST DEVELOPMENT.  In addition to these two mainstream
            ----------------
tests, the Company is currently developing several new instructionally supportive assessments. These new products, when available, will allow teachers to develop instructional programs based upon identifying strengths and weakness of individual students. For the first time, the Company believes that we will be able to generate a substantial selling effort at the school and classroom level. One assessment will be available in fall 2005. The second assessment will be available in fall 2006.

            TEST SCORING AND RELATED REPORTING SERVICES.  The
            -------------------------------------------
Company provides scanning, scoring, and reporting services for all of its tests to schools and districts. Company-copyrighted test answer sheets or licensed answer sheets are required for the administration of all of the Company's tests. Answer marks on these sheets are machine-read by scanner-computer systems and interpreted by Company-proprietary scoring and reporting software. Company-copyrighted conversion tables are used to convert the total number of right answers into a DRP score that indicates how well a student can comprehend text of a given difficulty (readability), or into MAC II scores and English Competency Levels. The test scores also can be interpreted normatively (i.e., in terms of national percentile norms that indicate a student's percentile rank in relation to students nationally in his or her grade) using the Company's proprietary data. All District, School and Class Level Reports of DRP test results are copyrighted by the Company, as are various Parent and Individual Reports that may be ordered by school systems for inclusion in permanent records. Third-party firms, as well as state agencies that provide scanning and scoring services to schools, also may be licensed to score the Company's tests.

            In Fiscal 2003, the Company quadrupled the capacity of its scoring facility. The Company now performs scoring services also for our custom testing unit and for third parties. Third party scoring customers include the State of Indiana, RALLY! Education and Harcourt Achieve.

            SOFTWARE PRODUCTS.  The Company designs and markets
            -----------------
computer software products that are sold as instructional aids or analytical tools for reading assessment. Among the products are MicRA-->DRP II, which allows the user to estimate the DRP difficulty rating of instructional materials, and DRP-->EZ Converter(R), which permits those who score DRP tests by hand to easily convert raw scores to criterion-referenced DRP scores and DRP norms. In Fall 2002, the Company released MACII-->EZ Converter software which permits those who score MAC II tests by hand to easily obtain MAC II scores and norms. Further, the Company has licensed its own proprietary scanning and scoring software to school districts where its installation is economically feasible due to high-volume usage. Through the end of Fiscal 2004, we had 12 districts that utilize this software.

            The Company also provides DRP-->Booklink(R) software which enables teachers to find appropriate books for each student based upon interest categories and reading ability. The database of books (over 20,000) increases yearly and modifications to the software each year make it more user friendly.

            The Company reports revenues from proprietary test products as Proprietary Assessment Income.

CUSTOM TEST PRODUCTS AND RELATED SERVICES

            BETA provides consulting services to states, school districts and textbook publishers. BETA's business is approximately equally divided between work for states and work for publishers. Since its acquisition by TASA in January 1997, BETA has concentrated on increasing its test assessment and design services to states. This effort has been successful, and BETA now provides its test development and/or psychometric services to state customers in Delaware, Indiana, Michigan, Minnesota, North Carolina, Texas, Virginia, Washington and Wyoming. BETA was awarded a $7.5 million contract from the State of Michigan to develop an alternative assessment test for special education students. In January 2004, BETA was notified that such contract has been extended through September 2007.
The total value of this contract over its term is $13,900,000. This represents the second major state (the other state being Texas) where BETA has alternative assessment assignments.

            BETA's custom assessment services are provided to states either directly or indirectly, typically through three of the largest commercial contractors in the contract/customized assessment markets, NCS Pearson, Harcourt and Measurement, Inc. Generally, the business strategy of BETA is to provide these specialized services for the major state contracts as a subcontractor, primarily for assessment or psychometric services and actual test design and development. The prime contractor provides for all the printing, logistics, warehousing, scoring and reporting services necessary to complete state contracts.
In addition to various assessment activities related to state assessment programs, BETA provides test development and program evaluation services to major textbook companies and other assessment developers. In Fiscal 2004, these services accounted for approximately 15% of BETA's revenues. The Company reports revenues from BETA's operations as Custom Assessment Income.

            Effective January 1, 2005, the Company acquired all of the outstanding stock of Assessment and Evaluation Concepts Inc.
("AEC"). AEC also provides services in the custom-testing arena. (See "Management Discussion and Analysis or Plan of
Operation -- Subsequent Events".) AEC income will also be reported as Custom Assessment Income.

DISCONTINUED OPERATIONS

            The Company has determined that its core business of assessment products and services provides better long-term growth and profit potential than did the instructional material business and the proprietary school business. Consequently, during the second quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school, Mildred Elley School, Inc. ("Mildred Elley") and the Company reached a similar decision to sell the instructional material business in the third quarter of Fiscal 2003.

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

            During Fiscal 2003, the Company took a non-cash charge of $584,941 for discontinued operations in connection with the sale of Mildred Elley. The total non-cash charge (since the school was recognized as discontinued operations in Fiscal 2002) was $3,117,043. The revenues for the delivery segment were $3,225,410 and $5,882,026 for the period November 1, 2002 through the date of sale, and for the fiscal year ended October 31, 2002, respectively.

            Consistent with the Company's belief that its resources need be focused on the assessment segment of the K-12 market, in July 2003, the Company sold substantially all the assets of Modern Learning Press, Inc. ("MLP") its wholly owned subsidiary and sole component of the Company's instructional segment. Delta Education LLC ("Delta") purchased such assets for $4,020,000, and Delta assumed certain liabilities. The Company retained the business and assets related to its test preparation materials division, Kingsbridge Press, which it considers consistent with the activities of its sole remaining segment. The Company recorded a gain on the disposal of the instructional segment totaling $1,748,272 less taxes of $699,309. Revenues from the instructional segment totaled $1,321,278, $2,862,927 for the period November 1, 2002 through the date of sale and for the fiscal year ended October 31, 2002, respectively.

            See "Management's Discussion and Analysis or Plan of
Operation".

MARKETING

            The Company markets its assessment products and services as follows:

            * Sales of secure tests to large-scale users (such as state education departments) are conducted directly by the Company's staff. This includes making presentations and negotiating contracts and license agreements.

            * Sales of the Company's products and services as described in the Company's catalogs are made primarily through direct mail campaigns to elementary school, secondary school and college markets. The Company also exhibits its products at educational trade shows and advertises in trade journals.

            * In addition, the Company's staff and its independent consultants provide presentations and in-service workshops supporting the Company's products.

            * Commencing in the fourth quarter of Fiscal 2004, the Company entered into a non-exclusive agreement with Sopris
West pursuant to which Sopris West has agreed to sell TASA proprietary products through its catalog and sales force.

            * Sales of custom-designed testing and consulting are accomplished via bidding processes and attendance at professional meetings.

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

            Although there are a number of for-profit firms that develop, publish, market, and distribute educational tests, the market is dominated by three: CTB/McGraw-Hill, Lake Forest, Illinois, and Monterey, California; Harcourt, San Antonio, Texas; and The Riverside Publishing Company, Chicago, Illinois. As large, well-established publishers of educational tests and related products and services, these firms are considered strong competitors of the Company.

            There are a number of non-profit organizations that develop, publish and distribute educational tests. For example, the American College Testing Program (ACT), Iowa City, Iowa; American Council on Education (ACE), Washington, DC; and Educational Testing Service (ETS), Princeton, New Jersey. In addition, there are various organizations that sponsor educational tests even though they do not have the technical capability to produce tests. For example, The College Board, New York, New York, sponsors the SAT which is developed for The College Board by ETS. All of these non-profit organizations have, or have access to, the capability to develop, publish and distribute tests to schools. Currently, ACT, The College Board, and ETS publish one or more educational tests for the school market.

            There are a number of for-profit and non-profit organizations that provide test design, production and consulting services to states under contract. For example, National Evaluation Systems (NES), Amherst, Massachusetts; and Pearson Educational Measurement, Iowa City, Iowa; are among the for-profit firms that supply test development, printing, distribution, and scoring services to individual states under contract. Among the non-profit organizations, Measured Progress, Inc. (Dover, New Hampshire), ACT and ETS have conducted such contract work for states and ETS is the current contractor for the National Assessment of Educational Progress. By enabling states to have tests developed and administered to their own specifications, these for-profit and non-profit organizations compete indirectly with the Company's assessment division. In terms of size alone, these firms have greater marketing capability and resources than does the Company.

            The MAC II Test exists in a competitive market; however, several of the non-profit and for-profit testing companies do not have a product that is in direct competition with the test. The major sources of direct competition are: the LAS (Language Assessment Scales) tests published by CTB/McGraw-Hill, the LPTS (Language Proficiency Test Series) published by Metri-Tech, and the IPT (Idea Language Proficiency Test), published by Ballard and Tighe, and Harcourt's Stanford English Language Proficiency. Each of these tests is designed to assess a student's level of English language proficiency. In indirect competition are tests that assess a student's language proficiency in a primary language other than English, such as the Spanish versions of the LAS and IPT. In addition, some states have developed their own instruments for statewide testing of English Language Learners and the RPTE (Texas Reading Proficiency Tests in English).

EMPLOYEES

            As of October 31, 2004, the Company employed a total of 58 employees in its continuing operations, 48 on a full-time basis, and 10 on a part-time basis. Of the 58 employees, 19 are engaged in research and/or test development, 24 are in operations, 6 are in executive capacities, and 9 are in marketing.

GOVERNMENT REGULATIONS

            ASSESSMENT MATERIALS.  The NCLB legislation bodes well
            --------------------
for TASA.  NCLB provides funding of approximately $26 billion.
Almost half of that amount is for Title I funding, which requires schools that use a portion of this funding to evaluate student progress in reading.

            NCLB also provides almost one-half billion dollars for annual testing in reading and math; Title III allows for thee-quarters of a billion dollars in bilingual and immigrant education and almost one billion dollars in early language literacy. The following chart illustrates that TASA is strategically positioned to take advantage of the funding opportunities under NCLB:



        Section of NCLB Act            TASA Products & Services
        -------------------            ------------------------

        Title I                        DRP/Signposts
        -------------------            -------------------------
        Early Childhood Literacy       DRP/Signposts
        -------------------            -------------------------
        Title III/ESL                  MacII
        -------------------            -------------------------
        Annual Testing                 DRP/BETA
        -------------------            -------------------------

PATENTS, COPYRIGHTS, TRADEMARKS, TRADE SECRETS AND ROYALTIES

            The Company regularly asserts copyrights to all of its assessment and instructional materials.

            The following are registered trademarks and/or service marks of the Company: TASA, the TASA logo (for design and preparation of educational testing materials); TASA (for educational testing and instructional printed materials); TASA (for computer programs used in association with educational testing and instructional materials), Degrees of Reading Power, DRP, DRP Program, The Readability Standard, DRP--> BOOKLINK, DRP-->EZ Converter, DRP Linking Text to Ability, BookMatch, MicRA-->DRP (with logo), TextSense, TASA Literacy, Signposts, Signposts (with logo), We've Done the Research for You, and The MAC II Test of English Language Proficiency (with logo). Applications for trademark registration are pending for DWM, Degrees of Word Meaning, and SSSMART.

            Trade secrets are maintained by licenses for software and certain proprietary data. In addition, all employees execute nondisclosure agreements as a condition of employment.

            In connection with the purchase by MLP of substantially all the operating assets of Programs for Education, Inc. and pursuant to a Royalty Agreement between MLP and Bernard Shapiro, the founder of Programs for Education, Inc., MLP agreed to pay to Mr. Shapiro a royalty on sales of certain titles for a term of seven years following the closing of the acquisition in Fiscal 1997 in an amount equal to a minimum of $80,000 annually, with a maximum of $240,000 in the seventh year. The Company paid Mr. Shapiro a total of $161,558 in Fiscal 2002 and $158,440 in Fiscal 2003. The Company has no further royalty obligations to Mr. Shapiro.

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

            BETA rents a small office facility in Austin, Texas, which affords good proximity to the Texas Education Agency. Because of increased business and personnel in Austin, effective November 2004, BETA increased that office space from 500 to 1,100 square feet in the same complex. The Company made the decision to open the office in Texas because of the volume of business in that state.

            The Company expends its resources for capital improvements as necessary.

ITEM 3.     LEGAL PROCEEDINGS

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


                                PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's common stock, par value $.0001 per share (the "Common Stock"), is traded in the Nasdaq Electronic
Bulletin Board under the symbol TASA.OB. The approximate high and low closing prices for each fiscal quarter in the two fiscal years ended October 31, 2003 and October 31, 2004 were as follows:

                      Common Stock Prices
       --------------------------------------------

       Fiscal Quarter:       High ($)       Low ($)
       ---------------       --------       -------

       1st Qtr 03              1.01          0.55
       2nd Qtr 03              1.01          0.60
       3rd Qtr 03              1.13          0.70
       4th Qtr 03              2.05          1.05
       1st Qtr 04              3.25          1.85
       2nd Qtr 04              4.35          2.50
       3rd Qtr 04              3.70          3.05
       4th Qtr 04              3.85          2.95


            During the first quarter of Fiscal 2005 (through
January 24, 2005), the Company's Common Stock had a high closing price of $3.35 and a low closing price of $3.05.

            The Company is authorized to issue 5,000,000 shares, par value $.0001 per share, of preferred stock. The stock may be issued by the Board of Directors of the Company in one or more series and with such preferences, conversion or other rights, voting powers and other provisions as may be fixed by the Board of Directors in the resolution authorizing its issuance without any further action of the stockholders. There are no shares of preferred stock outstanding. The Company's Common Stock is traded on the Nasdaq Electronic Bulletin Board.

            In September 2004, the Company issued to Signal Hill Capital Group LLC ("Signal Hill") a five-year warrant to purchase up to 20,000 shares of the Company's Common Stock, at an exercise price of $2.96 per share. The warrant was issued in consideration of strategic consulting services that Signal Hill has provided and has agreed to provide to the Company. Neither the warrant nor the underlying shares of Common Stock have been registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act.

            As of January 24, 2005, there were 76 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds approximately 600 in number. The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

            The following table describes the equity securities of the Company issuable as of October 31, 2004 pursuant to the Company's equity compensation plans. The Company has four equity compensation plans, each of which has been approved by the stockholders of the Company: (1) the Amended and Restated 1991 Stock Incentive Plan (under which no further incentive awards may be made); (2) the 2000 Stock Incentive Plan; (3) the Amended and Restated Directors Stock Option Plan, and (4) the Consultants Stock Incentive Plan. For a description of each of the Company's equity compensation plans, please see Item 10, "Executive Compensation-Stock Incentive Plans".



                       EQUITY COMPENSATION PLAN INFORMATION
                              AS OF OCTOBER 31, 2004
                     -----------------------------------------------------------------------------
                             Number of
                          securities to be                                 Number of securities
                            issued upon           Weighted-average       remaining available for
                            exercise of           exercise price of       future issuance under
                            outstanding              outstanding        equity compensation plans
                         options, warrants        options, warrants       (excluding securities
                             and rights              and rights           reflected in column (a))
                                 (a)                     (b)                       (c)
--------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders               662,213                 $2.397                    209,675
--------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                  --                     --                         --
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

COMPANY BACKGROUND

            For over twenty-eight years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. In Fiscal 2002 and again in Fiscal 2003, the Company determined that its core business was assessment. It believed that this category provides better long-term growth and profit potential than either the proprietary school business or the supplemental instruction segment. Consequently, during the second fiscal quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school, and in the third quarter of Fiscal 2003, the Company reached the decision to sell its supplemental instruction materials business, Modern Learning Press. Consequently both of these segments have been reported as discontinued operations. See "Discontinued Operations" below. TASA revenues from the assessment segment in Fiscal 1994 were $2.1 million, and have increased by acquisition and internal growth to $11.2 million in Fiscal 2004.

            The assessment business has two units; proprietary products and services, and custom test development. The following table sets forth the revenues in each of these units and the annual percentage change for each of these units, for Fiscal 2004, 2003 and 2002:


            TASA Revenues Breakdown (in thousands of dollars) and % of
                           Year-To-Year Change


                                              Fiscal Year Ended October 31,
                          ----------------------------------------------------------------------------
                           2002-
                           2004               2004                 2003                  2002
                          ----------------------------------------------------------------------------

                             %                        %                     %                      %
                           Change         $        Change       $        Change        $        Change
                        ------------------------------------------------------------------------------

Proprietary Products
and Services Revenues        5.1%      $4481.0       1.2%    $4,428.3      3.9%     $4,262.8     18.0%
                        ------------------------------------------------------------------------------
Custom Services            103.1%      $6704.3      25.7%    $5,333.4     61.6%     $3,299.8     10.7%
                        ------------------------------------------------------------------------------
Total Revenues from
Assessment Products
and Services                47.9%    $11,185.3      14.6%    $9,761.7     29.1%     $7,562.5     14.7%
                        ------------------------------------------------------------------------------


            The following are selected ratios as a percentage of revenues from continuing operations based on the Company's financial statements:



                                            Fiscal Year Ended October 31,
                                            -----------------------------

                                               2004      2003     2002
                                             ----------------------------

                                             ============================
Revenues from continuing operations. . . . .   100%      100%     100%
   Gross profit margins. . . . . . . . . .      48%       48%      52%
Operating expenses:
     Selling expenses. . . . . . . . . . . .    11%       15%      15%
     General & administrative. . . . . . . .    25%       22%      27%
Income from operations. . . . . . . . . . .     12%       11%      10%
Other income (expense)
   Gain (loss) on sales of assets. . . . . .     --       13%      --
   Interest expense, net. . . . . . . . . .      --       (4%)     (7)%
Income (loss) before income
     taxes from continuing operations. . . .    12%       19%       3%
Income taxes. . . . . . . . . . . . . . . .      5%        8%       1%
Income (loss) from continuing operations. .      7%       11%       2%
                                             ============================


FISCAL 2004 AS COMPARED TO FISCAL 2003

            REVENUES.  The Company's revenues from continuing
            --------
operations for the fiscal year ended October 31, 2004 were $11,185,254, representing a 14.6% increase or $1,423,616 over $9,761,638 for the fiscal year ended October 31, 2003. The overall increase was primarily attributable to internal growth of the Company's custom testing unit.

            Revenues for assessment products and services, through the Company's proprietary tests unit, increased 1.2%, or $52,654, to $4,480,954 in Fiscal 2004 from $4,428,300 in Fiscal
2003. The increase in proprietary testing revenues was mitigated because, in Fiscal 2003, TASA received contracts from two states relating to Reading First Grants. These grants did not repeat in 2004.

            Revenues from BETA, the Company's custom testing unit, increased by $1,370,900, or 25.7%, during the same period, to $6,704,300 in Fiscal 2004 from $5,333,400 in Fiscal 2003. This increase is a function of executing on several multi-year contracts as well as the award of new assignments during the year. Our ability to acquire multi-year contracts allows BETA to continue to build its revenue stream.

            COST OF GOODS SOLD.  Cost of goods sold increased by
            ------------------
14.2% or $720,610 from $5,075,148 in Fiscal 2003 to $5,795,758 in Fiscal 2004. As a percentage of revenue, cost of goods was flat and represented 52% of revenues for both Fiscal 2003 and Fiscal 2004. We are pleased with this statistic since, in general, the delivery of custom assessment services has a higher cost than delivery of proprietary services. The mix of custom to proprietary products and services increased from 55% in Fiscal 2003 to 60% in Fiscal 2004.

            GROSS PROFIT.  The Company's gross profit for Fiscal
            ------------
2004 increased by $703,006, or 15.0%, from $4,686,490 in Fiscal
2003 to $5,389,496 in Fiscal 2004. The gross profit margin was 48% in both Fiscal 2004 and Fiscal 2003.

            SELLING EXPENSES.  The Company's selling expenses
            ----------------
decreased by $175,012, or 12%, from $1,453,190 in Fiscal 2003 to $1,278,178 in Fiscal 2004. Two events that contributed to this decline were: a disproportionate amount of spending by the Company in Fiscal 2003 to jump-start marketing activities associated with NCLB and a number of revenue activities in Fiscal 2004 that were not subject to sales commissions.

            GENERAL AND ADMINISTRATIVE.  The Company's general and
            --------------------------
administrative expenses for Fiscal 2004 increased $630,452, or 28.8%, from $2,189,318 in Fiscal 2003 to $2,819,770 in Fiscal
2004. Almost 45% of the increase in G&A expense is due to the lease on the company building. In July 2003, the Company entered into a sale-lease back on its corporate headquarters. Therefore, during Fiscal 2004, the Company had lease expense for the full year versus four months of lease expense in Fiscal 2003. Additionally, because of strong performance in Fiscal 2004, approximately 12% of the increase in G&A expense is represented by performance bonuses in excess of those awarded in Fiscal
2003.

            INCOME FROM OPERATIONS.  Income from operations
            ----------------------
increased by $247,566, or from $1,043,982 in Fiscal 2003 to $1,291,548 in Fiscal 2004. The increase in income is due to increased revenues, partially offset by higher cost of sales.

            EBITDA FROM OPERATIONS.  Earnings before interest,
            ----------------------
taxes, depreciation and amortization on the Company's operations were $1,879,174 for Fiscal 2004 versus $1,649,292 for Fiscal 2003. EBIDTA has been adversely affected by the sale-leaseback of the Company's building.

            EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from continuing operations to EBITDA from continuing operations.


                            EBITDA From Operations
               (excludes one-time income from sale of building)

                                    Fiscal 2004              Fiscal 2003
                                    -----------              -----------

Income from Operations              $1,291,548               $1,043,982

Depreciation & Amortization         $  587,626               $  605,310

EBITDA from Operations              $1,879,174               $1,649,292


            OTHER INCOME (EXPENSE) FROM OPERATIONS.  Net interest
            --------------------------------------
income (expense) decreased from ($403,940) in Fiscal 2003 to ($1,936) in Fiscal 2004. The decrease in interest expense in Fiscal 2004 was primarily due to the sale/leaseback of the Company's headquarters building, as well as a reduction in interest expense from the repayment of the Company's subordinated debt. In Fiscal 2004, the Company's only interest expense coincided with a capital loan to finance equipment partially offset by excess cash in an interest-bearing money market account.

            In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,627, net of closing costs totaling $161,891, which is included in Other Income for Fiscal 2003. The building was then leased back to the Company under a ten year lease agreement.

            DISCONTINUED OPERATIONS.  See "Fiscal 2003 as Compared
            -----------------------
to Fiscal 2002-Discontinued Operations".

            INCOME AND INCOME PER SHARE.  Combining income from
            ---------------------------
both continuing and discontinued operations, the Company had net income of $1,250,949 in Fiscal 2003 versus net income of $748,594 in Fiscal 2004. Fiscal 2003 income includes the one-time gain on the sale of the Company's headquarters in Fiscal 2003. Earnings from continuing operations, not including the tax-affected one-time gain from the sale/leaseback of the Company's headquarters building, were $364,824, or $0.14 per share for Fiscal 2003, compared to $748,594, or $0.26 per share, in Fiscal 2004.

            For Fiscal 2003, the Company had diluted earnings per share of $0.47, versus diluted earnings per share of $0.26 in Fiscal 2004. Diluted earnings from continuing operations were $0.40 per share in Fiscal 2003, as compared to $0.26 in Fiscal 2004.

            The diluted weighted average shares outstanding were 2,661,014 in Fiscal 2003 versus 2,870,327 in Fiscal 2004.

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

            Revenues from BETA, the Company's custom testing unit, increased by $2,033,600, or 61.6%, during the same period, to $5,333,400 in Fiscal 2003, from $3,299,800 in Fiscal 2002. This increase was due to BETA's obtaining a number of multi-year contracts in the later half of Fiscal 2002 with specific assignments in Fiscal 2003. These multi-year contracts also have an impact on future fiscal years.

            COST OF GOODS SOLD.  Cost of goods sold increased by
            ------------------
41% or $1,478,468 from $3,596,680 in Fiscal 2002 to $5,075,148 in Fiscal 2003. As a percentage of revenue, cost of goods increased from 48% in Fiscal 2002 to 52% in Fiscal 2003. This increase is primarily due to the change in revenue mix between proprietary and custom products and services. In Fiscal 2002, BETA, the custom business, accounted for 45% of the revenue stream, and in Fiscal 2003, BETA accounted for 55% of the revenue stream. The delivery of custom products and services has a higher cost per revenue dollar. Consequently, as the revenue mix changes towards custom revenues, the percentage cost of goods increases.

            GROSS PROFIT.  The Company's gross profit for Fiscal
            ------------
2003 increased by $720,702, or 18.2%, from $3,965,788 in Fiscal
2002 to $4,686,490 in Fiscal 2003. The gross profit margin was 48% in Fiscal 2003 versus 52% in Fiscal 2002. This change is a result of changes in product mix.

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

            INCOME FROM OPERATIONS.  Income from operations
            ----------------------
increased by $266,225, or from $777,757 in Fiscal 2002 to $1,043,982 in Fiscal 2003. The increase in income is due to increased revenues, partially offset by higher cost of sales.

            EBITDA FROM OPERATIONS.  Earnings before interest,
            ----------------------
taxes, depreciation and amortization on the Company's operations was $1,649,292 for Fiscal 2003 versus $1,400,969 for Fiscal
2002.

            EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from continuing operations to EBITDA from continuing operations.


                            EBITDA From Operations
               (excludes one-time income from sale of building)

                                    Fiscal 2003              Fiscal 2002
                                    -----------              -----------

Income from Operations              $1,043,982               $  777,757

Depreciation & Amortization         $  605,310               $  623,192

EBITDA from Operations              $1,649,292               $1,400,949


            OTHER INCOME (EXPENSE) FROM OPERATIONS.  Net other
            --------------------------------------
income (expense) increased 150.8%, or $1,414,579, from ($564,136) in Fiscal 2002 to $850,443 in Fiscal 2003. The
increase in other income was primarily due to the sale/leaseback of the Company's headquarters building, as well as a reduction in interest expense from the repayment of the Company's subordinated debt. The Company does not currently anticipate that it will need to borrow significant capital in the next fiscal year in order to finance its core business.

            In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,627, net of closing costs totaling $161,891. The building was then leased back to the Company under a ten year lease agreement.

            DISCONTINUED OPERATIONS. In July 2003, the Company sold
            -----------------------
substantially all the assets of MLP, sole component of the Company's instructional segment, to Delta Education, LLC ("Delta") for, $4,020,000 and Delta's assumption of certain related liabilities. In addition, the Company was responsible for the payment of up to $200,000 of certain royalties for a one-year period from June 1, 2003 through May 31, 2004. The Company retained the business and assets related to its test preparation materials, Kingsbridge Press, which it considers consistent with the activities of its sole remaining segment. The Company recorded a gain on the disposal of instructional segment totaling $1,748,272 less taxes of $699,309. Revenues from the instructional segment totaled $1,321,278, $2,862,927 and $2,839,008 for the period November 1, 2002 through the date of sale, and for the fiscal years ended October 31, 2002 and 2001, respectively.

            In addition, the Company entered into a transitional agreement with Delta, whereby the Company would continue to pay the rent costs and employees of MLP through October 31, 2003 in exchange for $130,000. On October 31, 2003, the facilities utilized by MLP were closed and the employees were terminated.

            On June 3, 2003, the Company sold substantially all the assets of the Mildred Elley Schools. Pursuant to the agreement, the Company received $50,000. In addition, the Company will receive 25 percent of the proceeds from any sale or refinancing of the school by the purchaser to a third party, which must take place within seven years from the closing date. The assets sold constitute substantially all the assets and operations of the Company's educational delivery segment. The Company recorded a loss on the disposal of Mildred Elley Schools totaling $974,901 and a tax benefit of $389,960, to reflect the change in the fair value of the net assets sold during the period November 1, 2002 through June 3, 2003. The revenues for the delivery segment were $3,225,417 and $5,882,026 for the period from November 1, 2002 through June 3, 2003, the date of sale, and the fiscal years ended October 31, 2002, respectively.

            INCOME AND INCOME PER SHARE.  Combining income from
            ---------------------------
both continuing and discontinued operations, the Company had net income of $1,250,949 in Fiscal 2003 versus a net (loss) of ($2,348,005) in Fiscal 2002.

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

LIQUIDITY AND WORKING CAPITAL

            WORKING CAPITAL.  Working capital increased by
            ---------------
$1,311,161 during Fiscal 2004 from $1,796,229 at October 31, 2003 to $3,107,390 at October 31, 2004. This increase resulted primarily from the increase in cash and accounts receivable. The ratio of current assets to current liabilities was approximately
2.49 to 1.0 at the end of the Fiscal 2003 versus 3.07 to 1.0 at the end of Fiscal 2004.

            CASH FLOW FROM OPERATING ACTIVITIES.  During Fiscal
            -----------------------------------
2004, the Company had net cash provided by operating activities of $1,581,615, as compared to $688,354 in Fiscal 2003. The increase in cash provided by operating activities resulted primarily from increased net operating income, excluding the gain from the sale-leaseback of the Company's building.

            CASH FLOW FROM INVESTING ACTIVITIES.  During Fiscal
            -----------------------------------
2004, the Company had net cash used in investing activities of $921,655, as compared to $5,226,738 provided by investing activities for Fiscal 2003. The cash provided by investing activities in Fiscal 2003 resulted from the sale of the discontinued operations and the sale-leaseback of the Company's headquarters facilities. Cash was used to purchase fixed assets and to develop test products totaling $921,655 in Fiscal 2004 and $1,000,334 in Fiscal 2003.

            CASH FLOW FROM FINANCING ACTIVITIES.  The Company had
            -----------------------------------
net cash provided by financing activities of $128,092 for Fiscal 2004 as compared to ($5,067,566) used in financing activities for Fiscal 2003. The cash provided by financing activities in Fiscal 2004 resulted primarily from the equipment financing to expand scanning and scoring facilities and from the exercise of employee stock options. The cash used in financing activities in Fiscal 2003 resulted primarily from the repayment of the subordinated debenture and mortgage on the headquarters facilities.

            In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a pre-tax gain on the sale totaling $1,254,627, net of closing costs totaling $161,892. The building was then leased under a ten year lease agreement. The Company used approximately $253,000 of the proceeds for improvements to the facilities.

            During Fiscal 2004, options to purchase 24,250 shares of the Company's Common Stock were exercised resulting in proceeds totaling $17,195.

            In October 2003, the Company prepaid the remaining outstanding principal balance on the subordinated debt totaling $3,530,141. The Company also charged to expense on the date of prepayment, the remaining deferred interest and loan origination fees with a remaining book value of $39,312 and $15,422, respectively.

            Long-term debt, operating leases and other long-term obligations as of October 31, 2004 mature as follows:


                                               Payments Due
                                               ------------
Obligations             Total        Less Than                                 More Than
-----------                           1 Year       1-3 Years     4-5 Years      5 Years

Long-term debt      $  148,897     $   28,606     $   61,178     $ 59,113      $       --

Operating Leases     3,186,097        357,938        724,118      701,360       1,402,681

Other long-term
obligations(1)       2,083,489        868,926      1,062,185      152,378              --

TOTAL
OBLIGATIONS         $5,418,483     $1,255,470     $1,847,481     $912,851      $1,402,681


(1) Relate to employment contracts in effect at the end of the current fiscal year.


SUBSEQUENT EVENTS

            On January 18, 2005, the Company announced the completion of its acquisition of Assessment & Evaluation Concepts, Inc. ("AEC"), a firm with experience and relationships in the educational assessment field which complement the Company's experience and relationships. The purchase price paid by the Company consisted of $83,000 in cash, and the issuance of 12,000 shares of Common Stock of the Company.

            The Company has entered into employment agreements for an initial two-year term with each of the former principals of AEC-Richard S. Zusman, Ed.D. and Pasquale J. DeVito, Ph.D. Such employment agreements are automatically renewable for additional one-year terms, subject to early termination notices given by either party prior to the expiration of the then current term. Each of Drs. Zusman and DeVito were issued 25,000 options to purchase shares of the Company's Common Stock pursuant to the Company's stock option plan, at an exercise price of $3.06 per share, subject to vesting upon the completion of one year of employment.

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

      The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Consolidated Financial Statements:

            * Revenues from the Company's sales of its proprietary tests and other assessment-related products are recognized when product is shipped from the Company's warehouse. Assessment consulting revenues are recognized when the consulting services are rendered.

            * Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

            * The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's DRP Test have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period.
If these estimates of the useful lives of test passages prove to be shorter periods, the Company would be required to accelerate the amortization of these passages, resulting in a reduction in income.

SELECTED FINANCIAL DATA

            The following tables summarize certain financial data for the continuing operations of the Company for Fiscal 2004, 2003, and 2002, respectively. See "Financial Statements" in
Item 7 below.

                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                        2004            2003           2002
                                    ------------------------------------------

Income Statement Data:
Operating revenues                  $11,185,254      $9,761,638    $ 7,562,468
Gross profit                          5,389,496       4,686,490      3,965,788
Income before income taxes            1,289,612       1,894,425        213,621
Income from continuing operations       748,594       1,070,731        126,739
Income (loss) from discontinued
operations
  Income (loss) from operations
  net of income tax (benefit) of
  $0, ($248,127), and $38,239,
  respectively                                0        (372,190)        57,358
  Income (loss) on disposal, net
  of income tax (benefit) of $0,
  $309,349 and ($1,604,734),
  respectively                                0         552,408     (2,532,102)
  Income (loss) from discontinued
  operations                                  0         180,218     (2,474,744)
Net income (loss)                       748,594       1,250,949     (2,348,005)
Diluted earnings per share from
continuing operations                     $0.26           $0.40          $0.05

Balance Sheets:
Current assets                       $4,605,990      $2,998,149    $ 5,166,030
Total assets                          8,244,782       7,049,722     12,806,762
Long-term obligations                   120,291          30,400      5,301,832
Total liabilities                     1,618,891       1,232,320      8,367,878
Working capital                       3,107,390       1,796,229      2,099,984
Stockholders' equity                  6,625,891       5,817,402      4,438,884

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            Certain statements contained in this Report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those discussed in the forward-looking statements. These risk factors include, without limitation:

            * Rapid changes in (i) the technology used to administer standardized tests generally or market educational materials or (ii) in the policy considerations which determine which test will be administered;

            * Non-renewal of any of the Company's material state contracts;

            *  Deficits in state and school budgets;

            *  The loss of any significant customer;

            * The ability of the Company to compete successfully with the other providers of standardized tests (see
"Description of Business--Competition", above);

            * The ability of the Company to accommodate any changes in government regulation which may impact the marketability of its tests (see "Description of Business--Government Regulation", above);

            * The ability of the Company to secure additional financing as and when necessary;

            * The ability of the Company to retain the services of its key management, and to attract new members of the management team;

            * The ability of the Company to effect and retain appropriate patent, copyright and trademark protection of its products; and

            * Any decrease in the market for educational consulting services.

            The Company undertakes no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Report.

ITEM 7.     FINANCIAL STATEMENTS

            Financial information required by this item appears in the pages marked F-1 through F-28 at the end of this Report and are incorporated herein by reference as if fully set forth herein

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                        PAGE
                                                        ----


    REPORT OF INDEPENDENT REGISTERED PUBLIC
       ACCOUNTING FIRM                                   F-2


    CONSOLIDATED FINANCIAL STATEMENTS:



       CONSOLIDATED BALANCE SHEETS                       F-3


       CONSOLIDATED STATEMENTS OF OPERATIONS             F-5


       CONSOLIDATED STATEMENT OF CHANGES IN
       STOCKHOLDERS' EQUITY                              F-7


       CONSOLIDATED STATEMENTS OF CASH FLOWS             F-8


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-10




ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 8A.    CONTROLS AND PROCEDURES

            (a)	Evaluation of the Company's Disclosure Controls
and Procedures. Within the 90-day period prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Evaluation") was done under the supervision and with the participation of management, including Mr. Andrew Simon, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in each periodic report filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company presents the conclusion about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Evaluation.

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

            The Company's management does not expect that the Company's Disclosure Controls or our Internal Controls will prevent all errors and all fraud. Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedure may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

            The Evaluation included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In course of the Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in each Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by the Company's finance personnel and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and Internal Controls and to make modifications as necessary; it is the Company's intent in this regard that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems change (including improvements and corrections) as conditions warrant.

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

ITEM 8B.    OTHER INFORMATION

            None.

                                 PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            As of January 24, 2005, the directors and executive officers of the Company were as follows:




     Name                  Age         Position
     ----                  ---         --------

Michael D. Beck             58   Director; Vice President, TASA; and
                                 President, Chief Executive Officer, BETA

Steven R. Berger(1)(2)      49   Director

Peter A. Duhamel            59   Senior Vice President, TASA

Donald W. Hughes(1)         54   Director

Chris L. Nguyen(1)(2)       43   Director

Andrew L. Simon             62   Chairman of the Board of Directors;
                                 President, Chief Executive Officer
                                 and Chief Financial Officer, TASA

Linda G. Straley            48   Director; Vice President, and Secretary, TASA

Thomas G. Struzzieri(1)(2)  46   Director

David L. Warnock(2)         47   Director

________________________
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee.

            Each director shall hold office until the earlier of the next annual meeting of the Company's stockholders or his or her resignation and until a successor is selected and qualified.

            MICHAEL D. BECK was elected as a Director of the Company in March 1997 and has been Vice President of the Company since January 1997. Mr. Beck is also a Director and President and Chief Executive Officer of BETA. Since 1983, Mr. Beck has been President of BETA, which provides consulting and contractual services to school districts, state education departments and test and textbook publishers. As of January 2, 1997, BETA became a wholly-owned subsidiary of the Company and Mr. Beck continues to serve as the President of BETA. Mr. Beck has also provided consulting services on matters of educational research and assessment for various military, governmental and commercial organizations. Mr. Beck received an A.B. from John Carroll University and an M.A. from Fordham University.

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

            DONALD W. HUGHES was elected as Director in June 2001. Since July 2001, Mr. Hughes has served on, and is Chairman of, the Company's Audit Committee. Since 1999, Mr. Hughes has served as Executive Vice President and Chief Financial Officer of Camden Partners, Inc. and a member of and Chief Financial Officer of Camden Partners Holdings, LLC, each of which is an affiliate of Cahill Warnock. Mr. Hughes has served as an officer of Cahill Warnock since February 1997 and is a General Partner and Chief Financial Officer of Cahill Warnock. Prior to joining Cahill Warnock in February 1997, Mr. Hughes had served as Vice President, Chief Financial Officer and Secretary of Capstone Pharmacy Services, Inc. from December 1995 and as Executive Vice President and Chief Financial Officer of
Broventure Company, Inc., a closely-held investment management company, from July 1984 to November 1995. Mr. Hughes also serves on the board of Occupational Health + Rehabilitation Inc. Mr. Hughes received a B.A. from Lycoming College and an M.S.F. from Loyola College in Maryland, and is a Certified Public Accountant.

            CHRIS L. NGUYEN was elected as a Director at the Annual Stockholders Meeting of the Company in April 2004. Mr. Nguyen was a senior executive with Sylvan Learning Systems from 1989 to 1996. During his tenure at Sylvan, Mr. Nguyen was COO of Sylvan's computer-based testing division, Sylvan Prometric. From 1996 through 2001, Mr. Nguyen was President and CEO of Caliber Learning Network, a publicly-traded company specializing in distance learning services for adults. Currently, Mr. Nguyen is the principal and owner of Dynanet Consulting Services, LLC. Dynanet provides management consulting and technology development services to companies within the education and testing markets. Mr. Nguyen received a B.A from Johns Hopkins University.

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

            THOMAS G. STRUZZIERI was elected a Director of the Company in June 2000. He serves on each of the Company's Audit and Compensation Committees. Mr. Struzzieri is the owner of Horse Shows In The Sun (HITS). Based in Saugerties, New York, HITS produces horse shows in California, Florida, Virginia, New York, and Arizona. Mr. Struzzieri is a director of the United States Equestrian Federation, and is a founding member and a director of the United States Hunter/Jumper Association. He also serves on the Board of Directors of the United Way of Ulster County and the Ulster County Development Corporation, and is a member of the SUNY Ulster County Community College Board of Trustees. Mr. Struzzieri is a member of the Chamber of Commerce of Ulster County as well as the Business and Community Leaders' Advisory Committee of the Institute of Ecosystem Studies. He attended Vassar College.

            DAVID L. WARNOCK was elected as a Director of the Company in October 1998 and, since that time, he has also served on the Company's Compensation Committee. Since 1999, Mr. Warnock has been President and Chief Executive Officer of each of Camden Partners, Inc. and Camden Partners Holdings, LLC, each of which is an affiliate of Cahill Warnock. Mr. Warnock is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions, including President of the corporate general partner of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II, and as the Executive Vice President of T. Rowe Price New Horizons fund. Mr. Warnock also serves on the Boards of Directors of Bridges Learning Systems, Concorde Career Colleges, Inc., the National Alliance to End Homelessness, the Center for Fathers, Families and Workforce Development, Nobel Learning Communities, and CardSystems Solutions, Inc. Mr. Warnock received a B.A. in History from the University of Delaware and a Masters in Finance from the University of Wisconsin.

ITEM 10.    EXECUTIVE COMPENSATION

            The following table shows compensation for services rendered to the Company during Fiscal 2004, 2003 and 2002, respectively, by the Chief Executive Officer, the President of BETA, the Senior Vice President of TASA, a Vice President of TASA, and the former Executive Vice President of the Company's proprietary secondary school unit. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during Fiscal 2004. Therefore, pursuant to
Item 402 of Regulation S-B, only compensation for each of the persons listed below is shown in the Summary Compensation Table below.


                      SUMMARY COMPENSATION TABLE



                                            Annual Compensation                Long-Term Compensation
                                     ------------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                         Restricted     Securities            All Other
                                                          Other Annual     Stock        Underlying     LTIP    Compen-
 Name and Principal                   Salary      Bonus   Compensation    Award(s)       Option/      Payouts  sation
     Position                Year       ($)        ($)         ($)          ($)          SARs(1)        ($)      ($)
-----------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             2004    $234,945    $70,000    $23,922(2)       0         20,000/0(2)       0        0
President, Chief             2003    $227,000    $50,000    $23,346(2)       0         20,000/0(2)       0        0
Executive Officer            2002    $219,166    $25,000    $22,125(2)       0         10,000/0(2)       0        0
and Chief Financial
Officer
------------------------------------------------------------------------------------------------------------------------
Michael D. Beck,             2004    $160,684    $70,000    $24,251(3)       0         12,000/0(3)       0        0
Vice President,              2003    $155,250    $65,048    $21,899(3)       0         12,000/0(3)       0        0
TASA; President and          2002    $150,000    $25,414    $19,928(3)       0          6,000/0(3)       0        0
Chief Executive
Officer, BETA
------------------------------------------------------------------------------------------------------------------------
Peter A. Duhamel             2004    $155,250          0    $19,891(4)       0               --          0        0
Senior Vice                  2003    $155,250    $25,857    $20,834(4)       0          5,000/0(4)       0        0
President, TASA              2002    $150,000    $43,902    $18,831(4)       0          6,000/0(4)       0        0
------------------------------------------------------------------------------------------------------------------------
Linda G. Straley             2004    $102,937    $13,100    $18,832(5)       0          6,000/0(5)       0        0
Vice President               2003    $ 79,400    $ 6,000    $16,156(5)       0          6,000/0(5)       0        0
and Secretary, TASA          2002    $ 71,750    $ 5,000    $13,954(5)       0          3,000/0(5)       0        0
------------------------------------------------------------------------------------------------------------------------
Faith Takes,                 2004          --         --            --      --               --         --       --
Executive Vice President,    2003    $ 87,115          0    $ 7,531(6)       0                0          0        0
TESC; President and          2002    $150,000          0    $12,093(6)       0                0          0        0
Chief Executive
Officer, MESI
(resigned effective
June 2003)
------------------------------------------------------------------------------------------------------------------------

(1)	To date, the Company has issued no SARs.

(2)	Includes: contributions to the Company's qualified 401(k)
        Profit Sharing Plan (the "401(k)") and the Company's Money Purchase Pension Plan (the "Pension Plan") of $10,250 in Fiscal 2004, $10,000 in Fiscal 2003, and $8,500 in Fiscal 2002, and $8,250, $8,250, and $9,000 for a company car in
        Fiscal 2004, 203, and 2002, respectively. Also includes: restricted shares issued pursuant to the Company's 2000 Stock Incentive Plan after the end of Fiscal 2002, as part of a bonus paid in respect of Fiscal 2002; and stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of each of Fiscal 2004, Fiscal 2003 and Fiscal 2002 in respect of such fiscal years, respectively.

(3)	Includes: contributions to the Company's 401(k) and Pension
        Plan of $10,212 in Fiscal 2004, $10,000 in Fiscal 2003, and $8,500 in Fiscal 2002; and $8,906, $7,091, and $7,091 for a
        company car in Fiscal 2004, 2003, and 2002, respectively. Also includes: restricted shares issued pursuant to the Company's 2000 Stock Incentive Plan after the end of Fiscal 2002, as part of a bonus paid in respect of Fiscal 2002; and stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of each of Fiscal 2004, Fiscal 2003 and Fiscal 2002 in respect of such fiscal years, respectively.

(4)	Includes: contributions to the Company's 401(k) and Pension
        Plan of $9,055 in Fiscal 2004, $10,000 in Fiscal 2003, and $8,500 in Fiscal 2002; and $5,671, $5,994 and $5,994 for a
        company car in Fiscal 2004, 2003 and 2002, respectively.
        Also includes: restricted shares issued pursuant to the
        Company's 2000 Stock Incentive Plan after   the end of
        Fiscal 2002, as part of a bonus paid in respect of Fiscal
        2002; and stock options issued pursuant to      the Company's
        2000 Stock Incentive Plan after the end of each of Fiscal 2004, Fiscal 2003 and Fiscal 2002 in respect of such fiscal years, respectively.

(5)	Includes: contributions to the Company's 401(k) and Pension
        Plan of $9,947 in Fiscal 2004, $8,410 in Fiscal 2003, and $7,675 in Fiscal 2002; and $3,540, $3,540 and $3,540 for a
        company car in Fiscal 2004, 2003 and 2002, respectively.
        Also includes: restricted shares issued pursuant to the
        Company's 2000 Stock Incentive Plan after   the end of Fiscal
        2002, as part of a bonus paid in respect of Fiscal 2002; and stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of each of Fiscal 2004, Fiscal 2003 and Fiscal 2002 in respect of such fiscal years, respectively.

(6)	Includes: $0, $4,990, and $8,556 for a company car in
        Fiscal 2004, Fiscal 2003, and Fiscal 2002, respectively.

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

            In the employment agreements with each of Messrs. Simon and Beck and Ms. Straley, the Company has agreed to provide for certain benefits and protections for such executive officers in connection with a change of control of the Company. Such agreements provide that upon the occurrence of a change of control (as defined in each agreement) and the termination of such executive's employment agreement, each such executive officer would be awarded a lump sum bonus equal to and one-half times such executive officer's base salary plus such executive's highest annual bonus during the preceding three fiscal years, such lump sum bonus to be paid for each of three years following termination of employment following a change in control.

            On December 1, 1999, the Company entered into an employment agreement with Peter Duhamel, pursuant to which, effective as of January 10, 2000, the Company agreed to employ Mr. Duhamel. Mr. Duhamel serves as Senior Vice President of the Company. Mr. Duhamel's contract expires June 30, 2005. The agreement contains a non-competition clause for one year following termination of the executive's employment.

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

            The following table summarizes the options granted, exercised and cancelled or expired under the Amended Option Plan and the 2000 Option Plan during the preceding three fiscal years:


                            FISCAL 2004          FISCAL 2003         FISCAL 2002
                            -----------          -----------         -----------
Options granted                73,000               39,500              79,800
Options exercised              19,250                9,000                  --
Restricted shares
awarded                            --                   --              35,000
Options
cancelled/expired                  --               57,500               4,500


As of October 31, 2004, options to purchase up to an aggregate of 164,300 shares were outstanding under the 2000 Plan. As of October 31, 2004, options to purchase up to an aggregate of 413,038 shares were outstanding under the Amended Option Plan.



                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             (INDIVIDUAL GRANTS)

                         Number of     Percent of Total
                         Securities      Options/SARs
                         Underlying       Granted to
                       Options/SARs(1)   Employees in      Exercise Or Base
Name                     Granted (#)      Fiscal Year      Price ($/Share)    Expiration Date
---------------------------------------------------------------------------------------------

Andrew L. Simon,            20,000            29.9%             $2.10           1/22/14
President, Chief
Executive Officer and
Chief Financial
Officer
---------------------------------------------------------------------------------------------
Michael D. Beck,            12,000            17.9%             $2.10           1/22/14
Vice President, TASA;
President and Chief
Executive Officer,
BETA
---------------------------------------------------------------------------------------------
Peter Duhamel,               5,000             7.5%             $2.10           1/22/14
Senior Vice President,
TASA
---------------------------------------------------------------------------------------------
Linda G. Straley,            6,000             9.0%             $2.10           1/22/14
Vice President and
Secretary, TASA
---------------------------------------------------------------------------------------------
Faith Takes,                    --              --                 --                --
Executive Vice President,
TESC; President and Chief
Executive Officer, MESI
(resigned June 2003)
---------------------------------------------------------------------------------------------

(1)	To date, the Company has issued no SARs.



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
                         Acquired on     Value Realized      Exercisable/        Exercisable/
    Name                 Exercise (#)         ($)           Unexercisable       Unexercisable
------------------------------------------------------------------------------------------------


Andrew L. Simon,              0                0            171,875/20,000    $94,993/$22,000(2)
President, Chief
Executive Officer
and Chief Financial
Officer
------------------------------------------------------------------------------------------------
Michael D. Beck,              0                0             88,750/12,000    $90,124/$13,200(2)
Vice President, TASA;
President and Chief
Executive Officer,
BETA
------------------------------------------------------------------------------------------------
Peter Duhamel,                0                0             58,000/5,000     $91,180/$5,500(2)
Senior Vice
President, TASA
------------------------------------------------------------------------------------------------
Linda G. Straley,             0                0             73,800/6,000     $26,581/$6,600(2)
Vice President and
Secretary, TASA
------------------------------------------------------------------------------------------------
Faith Takes,                  0                0                   0                 0
Executive Vice President,
TESC; President and Chief
Executive Officer, MESI
(resigned June 2003)
------------------------------------------------------------------------------------------------

(1)	To date, the Company has issued no SARs.  Amounts are
        calculated net of exercise price of the options.
(2)	Based on the closing price of the Company's Common Stock on
        NASDAQ on October 31, 2004, of $3.20.

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

            Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he (she) first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he (she) is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant. The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years. On March 20, 2002, the Company granted 12,500 options under the Directors Plan; on April 25, 2003, the Company granted 10,000 options under the Directors Plan; on April 30, 2004, the Company granted 15,000 options under the Directors Plan. In Fiscal 2004, 5,000 options under the Directors Plan were exercised. As of October 31, 2004, an aggregate of 66,875 options were outstanding under the Directors Plan.

            Directors receive no compensation, other than the options pursuant to the Directors Plan, for services in such capacity.

OTHER PLANS

            CONSULTANTS STOCK INCENTIVE PLAN.  In March 1997, the
            --------------------------------
Board of Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 50,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant; however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. As of October 31, 2004, 7,500 options were outstanding under the Consultants Plan.

            PROFIT SHARING PLAN. The Company has a qualified
            -------------------
401(k) Profit Sharing Plan. For fiscal years ended before November 1, 2000, the 401(k) Plan allowed eligible employees to contribute up to 15 percent (15%) of income through Company contributions and a salary reduction mechanism. Company contributions to the 401(k) Plan are optional and accrue at the discretion of the Board of Directors. Effective November 1, 2000, the Company amended the 401(k) Plan to provide a matching component under the 401(k) Plan of up to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended to provide that an employee is not eligible until completing twelve months, or one thousand hours, of employment, and may only enter the 401(k) Plan at specified entry dates.

            Net assets for the 401(k) Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $2,809,037, $2,341,940, and $1,735,127, at
October 31, 2004, 2003, and 2002 respectively.

            MONEY PURCHASE PENSION PLAN.  In October 1991, the
            ---------------------------
Company adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, for fiscal years ended before November 1, 2000, the Company was required to make an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation. Effective November 1, 2000, the Company amended the Plan to exclude highly compensated employees and to reduce the contribution to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended so that an employee is not eligible until completing twelve months, or one thousand hours, of employment, and may only enter the Pension Plan at specified entry dates.

            Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company which maintains such plan's records, were $1,231,078, $1,191,537, and $940,550, at October 31, 2004, 2003, and 2002,
respectively.

            For Fiscal 2004, 2003, and Fiscal 2002, the Company's retirement costs aggregated $238,000, $198,000, and $142,000, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file. Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 2004.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of January 24, 2005, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

            As of January 24, 2005, there were 2,777,750 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.

                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------

5% Beneficial Owners:
--------------------

Cahill, Warnock Strategic                         592,849(1,2)          21.1%
Partners Fund, L.P.
c/o Cahill, Warnock & Co., LLC
1 South Street, Suite 2150
Baltimore, MD 21202
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Officers and Directors
----------------------

Michael D. Beck                                   186,875(3)             6.4%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Steven R. Berger                                   10,625(4)               *
805 Third Avenue
New York, NY 10022
-------------------------------------------------------------------------------
Peter A. Duhamel                                   79,000(5)             2.7%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Donald W. Hughes                                  635,699(6)            22.5%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------
Chris L. Nguyen                                        ..(7)               *
4204 St. Paul Street
Baltimore, Maryland  21218
-------------------------------------------------------------------------------
Andrew L. Simon                                   285,088(8)             9.5%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Linda G. Straley                                  130,494(9)             4.5%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Thomas G. Struzzieri                               15,000(10)              *
319 Main Street
Saugerties, NY  12477
-------------------------------------------------------------------------------
David L. Warnock                                  638,199(11)           22.6%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------
Officers and Directors as a                     1,354,656(12)           41.1%
Group (9 persons)
-------------------------------------------------------------------------------

________________
  * Less than 1%


       1    Excludes 32,850 shares owned by Strategic
Associates, L.P., an affiliate of Cahill, Warnock Strategic Partners Fund, L.P. (the "Fund"), but as to which the Fund disclaims beneficial ownership. ("Strategic Associates"; together, with the Fund, the "Cahill, Warnock Entities"). Pursuant to the Investor Rights Agreement (the "Investor Rights Agreement") between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the shares issuable or issued pursuant to warrants held by the Cahill, Warnock Entities), the Cahill, Warnock Entities have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Donald W. Hughes are the two current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers of the Company have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities.

       2    Edward L. Cahill, David L. Warnock and Donald W.
Hughes are general partners of Cahill, Warnock Strategic Partners, L.P. ("Cahill, Warnock Partners"), the Fund's sole general partner, and the sole general partner of Strategic Associates. Each of David L. Warnock and Donald W. Hughes is also a director of the Company (see footnotes 6 and 11 to this table).

       3    Includes (i) 42,000 shares which are owned jointly
with Mr. Beck's wife, (ii) 9,375 shares owned by Mr. Beck's daughter, and (iii) 100,750 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days.
Excludes: 9,375 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership, and 12,000 shares which are the subject of options that are not currently exercisable.

       4    Includes 10,625 shares which Mr. Berger has the
right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days, and excludes 2,500 shares which are the subject of options that are not currently exercisable.

       5    Includes 63,000 shares which are the subject of
options granted to Mr. Duhamel which are currently exercisable or stock options which become exercisable within 60 days.

       6    Includes (i) 625,699 shares owned by the Cahill
Warnock Entities, and (ii) 10,000 shares which Mr. Hughes has the right to acquire upon the exercise of options currently exercisable stock options or stock options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

       7    Excludes 5,000 shares which are the subject of
options that are not currently exercisable.

       8    Includes 191,875 shares which Mr. Simon has the
right to acquire upon the exercise of currently exercisable stock options or stock options that will become exercisable within 60 days. Excludes: 375 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership, and 20,000 shares which are the subject of options that are not currently exercisable.

       9    Includes 79,800 shares which Ms. Straley has the
right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days. Excludes 6,000 shares which are the subject of options that are not currently exercisable.

      10    Includes 10,000 shares which Mr. Struzzieri has the
right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable

      11    Includes (i) 625,699 shares owned by the Cahill
Warnock Entities, and (ii) 11,875 shares which Mr. Warnock has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

      12    Includes 477,925 shares which officers and
directors have the right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days. Excludes 53,000 shares which are the subject of options that are not currently exercisable.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In November 1998, the Company, acquired substantially all of the assets of Mildred Elley. The Company financed the acquisition through the issuance of debentures, with warrants attached, pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement"), with the Cahill, Warnock Entities. Pursuant to the Securities Purchase Agreement, the
Company: (i) issued and sold to the Cahill, Warnock Entities 8% Debentures due 2003 (the "Debentures"), dated October 28, 1998 (the "Purchase Closing Date"), in the aggregate principal amount of $4,000,000, (ii) issued and sold to the Cahill, Warnock Entities, as additional consideration for purchasing the Debentures, the Warrants to acquire an aggregate of 690,229.5 shares of the Company's Common Stock, which, on the Purchase Closing Date, constituted 20% of the Company's issued and outstanding common stock on a fully diluted basis, after giving effect to the transactions contemplated in the Securities Purchase Agreement and (iii) authorized the issuance and sale in the future to the Cahill, Warnock Entities of additional shares of the Company's Common Stock upon the Company's exercise of a put option, the terms and conditions of which are set forth in the Securities Purchase Agreement. The exercise price of the Warrants upon issuance was $1.40 per share of Common Stock, subject to certain antidilution adjustments set forth in the Warrants. On December 3, 1999, in exchange for the Cahill, Warnock Entities' consent, among other things, to subordinate the Debentures to certain financing the Company was seeking to obtain in connection with the implementation of the Company's strategic plan and pursuant to a Consent, Agreement and Amendment, dated as of December 3, 1999, among the Company and the Cahill, Warnock Entities, the Board of Directors of the Company approved a repricing of the Warrants to an exercise price of $1.125 per share of Common Stock, subject to the same antidilution adjustments referred to above. On October 1, 2002, the Company and the Cahill Warnock entities agreed to an extension of the maturity date of the Debentures from October
28, 2003 until February 1, 2004. Using a portion of the proceeds from the sale of MLP and the sale/leaseback of the Company's headquarters building, both of which occurred in Fiscal 2003, the Company prepaid the outstanding Debentures in the fourth quarter of Fiscal 2003. A portion of the Warrants held by the Cahill, Warnock Entities expired at the end of Fiscal 2003. The Cahill Warnock Entities exercised its remaining 138,047 warrants outstanding in December 2004 (after the end of Fiscal 2004), resulting in additional paid-in capital to the Company of $155,303.

            Pursuant to the Investor Rights Agreement between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the Warrants (or if the Warrants have been exercised, the shares issued pursuant thereto), the Cahill, Warnock Entities shall have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Donald W. Hughes are the current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities.

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

            In November 1998, the Company purchased substantially all of the assets of Mildred Elley for an aggregate purchase price of $3,000,000, paid a portion in cash and the balance with
a five-year promissory note.   Simultaneous with the closing of
such purchase, the Company's subsidiary entered into an employment agreement with Faith Takes, pursuant to which Ms. Takes agreed to remain as the President and Chief Executive Officer of the Company's post-secondary proprietary schools division. Effective June 3, 2003, the Company completed the disposition of the proprietary school business, and sold Mildred Elley to its current president and former owner. At closing, the Company received $50,000 in cash proceeds from the sale. In addition, the Company will receive 25% of the proceeds from the sale or refinancing of the schools to a third party, which must take place within seven years from the date of closing. Substantially all the assets and liabilities on the balance sheet were acquired by the purchaser, and all pending litigations with the previous owner of the school were settled.

            One of the Company's directors, Steven R. Berger, through September 30, 2002, was a partner in Salans, which acted as special securities counsel to the Company. The Company paid legal fees of $58,043 to Salans for Fiscal 2002. As of October 1, 2002, Mr. Berger became a shareholder in Vedder, Price, Kaufman & Kammholz, P.C. The Company has retained Vedder, Price, Kaufman & Kammholz, P.C. as its special securities counsel, and the Company paid an aggregate of $83,082 and $59,351in legal fees to Vedder Price in Fiscal 2003 and Fiscal 2004, respectively.

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

               10.7 Employment Agreement with Andrew L. Simon (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

               10.8 Employment Agreement with Linda G. Straley (incorporated herein by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended April 30, 1996)

               10.9 Stock Purchase Agreement, dated as of January 2, 1997, between Beck Evaluation & Testing Associates, Inc., Connie K. Beck, Michael D. Beck, Amanda P. Beck and the Company, together with all schedules and exhibits thereto (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

               10.10 Employment Agreement, dated as of January 2, 1997, between the Company and Michael D. Beck (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1997)

               10.11 Asset Sale Agreement, dated as of June 3, 2003, among Mildred Elley School, Inc., Touchstone Applied Science Associates, Inc., TASA Educational Services Corporation, Faith A. Takes and Empire Education Corporation (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, as amended, which was filed with the Securities and Exchange Commission on June 18, 2003, as amended on September 15, 2003 (the "ME 8-K"))

               10.12 Escrow Agreement, dated as of June 3, 2003, by and among Mildred Elley School, Inc., Touchstone Applied Science Associates, Inc., TASA Educational Services Corporation, Empire Education Corporation, and Hodgson Russ LLP, as escrow agent. (incorporated by reference to the exhibit contained in the ME 8-K)

               10.13 Securities Purchase Agreement, dated as of September 4, 1998, by and among the Company, Cahill Warnock Strategic Partners Fund, L.P., and Strategic Associates, L.P. (incorporated by reference to the exhibit contained in the November 1998 8-K)

               10.14 Employment Agreement, dated December 1, 1999, by and among the Company and Peter Duhamel (incorporated by reference to the exhibit contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999)

               10.15 Contract of Sale, dated as of January 31, 2003, between the Company and 26 Palmer, LLC (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2003)

               10.16 Agreement of Lease between the Company and 26 Palmer, LLC (incorporated by reference to the exhibit contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2003)

               10.17 Stock Purchase Agreement, dated as of January 1, 2005, by and between Pasquale J. DeVito, Ph.D. and Richard S. Zusman, Ed.D., and Touchstone Applied Science Associates, Inc. (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, filed January 21, 2005).

               21      Subsidiaries of the Company (filed herewith)

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

                       None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The Board of Directors of the Company appointed, and the Audit Committee confirmed, the firm of Lazar, Levine & Felix LLP ("Lazar") as its independent auditors for the 2004 fiscal year. Lazar has been serving the Company in this capacity since September 1995. In Fiscal 2004 and Fiscal 2003, the Company incurred the following professional fees from Lazar:

            AUDIT FEES.  In Fiscal 2004 and Fiscal 2003, the
            ----------
Company incurred $62,283 and $85,042, respectively, in fees in connection with the audits of the Company's annual financial statements for the fiscal years ended October 31, 2004 and October 31, 2003, respectively, and for the reviews of the financial statements of the Company included in the Company's quarterly reports for such fiscal years.

            AUDIT-RELATED FEES.  In Fiscal 2003, the Company
            ------------------
incurred $12,100 in fees in connection with Lazar's audits of the Company's performance during Fiscal 2002 and Fiscal 2003 under a contract to provide assessment and scoring services for a particular state contract. Such audits were required by the state contract. In addition, the Company incurred $11,000 in Fiscal 2003 in fees for a separate Department of Education audit required for Mildred Elley, prior to the disposition of such division.

            TAX FEES.  The Company did not incur any fees to Lazar
            --------
in Fiscal 2004 or Fiscal 2003 for services related to tax compliance, tax planning, and reporting

            ALL OTHER FEES.  For all other services, the Company
            --------------
incurred an aggregate of $0 and $16,544, respectively, in fees to Lazar during the Fiscal 2004 and Fiscal 2003, respectively, for all non-audit services. These services were rendered principally in connection with the sale of the Company's post-secondary school division and instructional materials division which have been classified as discontinued operations.

            The Audit Committee believes that, on the basis of the relevant facts and circumstances pertaining to that firm's engagement by the Company, Lazar satisfies the requirements for independence from the Company.

            AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND
            --------------------------------------------------
PERMISSIBLE NON-AUDIT SERVICES.  Consistent with Sarbanes-Oxley
------------------------------
and the SEC regulations promulgated thereunder, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services to be performed by the Company's independent accountants.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                PAGE
                                                                ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         F - 2

CONSOLIDATED BALANCE SHEETS                                     F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                           F - 5

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY       F - 7

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F - 10

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries
Brewster, NY


We have audited the accompanying consolidated balance sheets of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three fiscal years ended October 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2004 and 2003 and the results of its operations and its cash flows for the three fiscal years ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.





Lazar, Levine & Felix LLP
New York, New York
January 6, 2005
(Except for Note 15, the date of
which is January 14, 2005)

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS

                                                                  October 31,
                                                             2 0 0 4       2 0 0 3
                                                             -------       -------
     ASSETS
     ------

Current assets:
  Cash and temporary investments                        $ 1,751,487     $   963,435
  Accounts receivable, net of allowance
   for doubtful accounts of
   $4,417 and $6,971, respectively                        1,526,559         959,987
  Inventories                                               431,196         511,410
  Prepaid expenses and other current assets                 338,354         285,844
  Restricted cash                                            21,954          21,456
  Deferred income taxes                                     536,440         256,017
                                                        -----------     -----------

      Total current assets                                4,605,990       2,998,149


Property, plant and equipment - net of
 accumulated depreciation of $284,567 and
 $395,327, respectively                                     525,319         195,341


Other assets:
 Test passage bank and test development,
  net of accumulated amortization of
   $3,174,865 and $2,767,504,
   respectively                                           2,227,077       2,153,975
 Goodwill                                                   198,159         198,159
 Deferred income taxes                                      361,948       1,107,857
 Other assets                                               326,289         396,241
                                                        -----------     -----------

     Total assets                                        $8,244,782      $7,049,722
                                                        ===========     ===========












See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS (Continued)

                                                                     October 31,
                                                               2 0 0 4        2 0 0 3
                                                               -------        -------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
 Lines of credit                                           $       --      $       --
 Current maturities of long-term debt                          28,606           7,600
 Accounts payable                                             119,448         131,667
 Accrued expenses                                           1,350,546       1,062,653
                                                           -----------     -----------

     Total current liabilities                              1,498,600       1,201,920


Long-term debt:
 Long-term debt, net of current portion                       120,291          30,400
                                                          -----------     -----------

     Total liabilities                                      1,618,891       1,232,320
                                                          -----------     -----------

Commitments and contingencies


Stockholders' equity:
 Preferred stock, $.0001 par value,
  5,000,000 shares authoried,
  0 shares-issued and outstanding,
  respectively                                                     --              --

 Common stock, $.0001 par value,
  20,000,000 shares authorized,
  2,627,703 and 2,603,453 shares issued
  and outstanding,
  respectively                                                    263             260
 Additional paid-in capital                                 5,609,480       5,548,668
 Subscriptions receivable                                        (920)             --
 Retained earnings                                          1,017,068         268,474
                                                          -----------     -----------

     Total stockholders' equity                             6,625,891       5,817,402
                                                          -----------     -----------

Total liabilities and stockholders' equity                 $8,244,782      $7,049,722
                                                          ===========     ===========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Fiscal Year Ended October 31,
                                                   2 0 0 4        2 0 0 3        2 0 0 2
                                                   -------        -------        -------

Net revenue                                     $11,185,254     $9,761,638     $7,562,468

Cost of goods sold                                5,795,758      5,075,148      3,596,680
                                                -----------     ----------     ----------

Gross profit                                      5,389,496      4,686,490      3,965,788
                                                -----------     ----------     ----------

Operating expenses:
 Selling expenses                                 1,278,178      1,453,190      1,168,912
 General and administrative expenses              2,819,770      2,189,318      2,019,119
                                                -----------     ----------     ----------

Total operating expenses                          4,097,948      3,642,508      3,188,031
                                                -----------     ----------     ----------

Income from operations                            1,291,548      1,043,982        777,757

Other income (expense):
 Gain (loss) on sale of assets                           --      1,254,383        (14,245)
 Interest expense, net                               (1,936)      (403,940)      (549,891)
                                                -----------     ----------     ----------

Income before income taxes                        1,289,612      1,894,425        213,621

Income taxes                                        541,018        823,694         86,882
                                                -----------     ----------     ----------

Income from continuing operations                   748,594      1,070,731        126,739
                                                -----------     ----------     ----------

Income (loss) from discontinued
operations:
 Income (loss) from operations
  net of income tax expense
  (benefit) of $ --, $(248,127),
  and $38,239, respectively                              --       (372,190)        57,358
 Income (loss) on disposal, net
  of income tax expense (benefit)
  of $ --, $309,349 and $(1,604,734)                     --        552,408     (2,532,102)
                                                -----------     ----------     ----------
Income (loss) from discontinued operations               --        180,218     (2,474,744)
                                                -----------     ----------     ----------

Net income (loss)                               $   748,594     $1,250,949    $(2,348,005)
                                                ===========     ==========    ===========






See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)



                                                       Fiscal Year Ended October 31,
                                                   -------------------------------------
                                                   2 0 0 4        2 0 0 3        2 0 0 2
                                                   -------        -------        -------

Weighted average shares outstanding:
 Basic                                            2,614,662     2,596,252       2,587,241
 Diluted                                          2,870,327     2,661,014       2,587,241


Basic earnings (loss) per share
 Continuing operations                           $      .29    $      .41      $      .05
 Discontinued operations                                 --           .07            (.96)
                                                 ----------    ----------      ----------
                                                 $      .29    $      .48      $     (.91)
                                                 ==========    ==========      ==========

Diluted earnings (loss) per share
 Continuing operations                           $      .26    $      .40      $      .05
  Discontinued operations                                --           .07            (.96)
                                                 ----------    ----------      ----------

                                                 $      .26    $      .47      $     (.91)
                                                 ==========    ==========      ==========



















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                             Additional                Unearned                         Retained
                  Preferred Stock         Common Stock       Paid-in      Deferred     Compensatory   Subscriptions     Earnings
                Shares      Amount     Shares      Amount    Capital      Interest     Stock          Receivable        (Deficit)
                ------      ------     ------      ------    -------      --------     ------------   -------------     --------




Balance at
 November 1,
 2001             --      $   --     2,559,453    $256      $5,522,296    $(235,553)    $(1,251)      $     --         $ 1,365,530


Issuance of
 common
 stock for
 payment of
 prior year
 bonuses          --          --        35,000       3         16,097            --          --             --                  --
Financial
 advisory
 services         --          --            --      --             --            --       1,251             --                  --
Interest
 expense          --          --            --      --             --       118,260          --             --                  --
Net (loss)        --          --            --      --             --            --          --             --          (2,348,005)
               -----        ----     ---------    ----     ----------       -------       -----          -----          ----------


Balance at
 October 31,
 2002             --          --     2,594,453     259      5,538,393      (117,293)         --             --            (982,475)


Exercise of
 employee
 stock
 options          --          --         9,000       1         10,275            --          --             --                  --
Interest
 expense          --          --            --      --             --       117,293          --             --                  --
Net income        --          --            --      --             --            --          --             --           1,250,949
               -----        ----     ---------    ----      ---------       -------       -----          -----          ----------


Balance at
 October 31,
 2003             --          --     2,603,453     260      5,548,668            --          --             --             268,474


Issuance of
 warrants         --          --            --      --         42,700            --          --             --                  --
Exercise of
 employee
 stock
 options          --          --        24,250       3         18,112            --          --            (920)                --
Net income        --          --            --      --             --            --          --              --            748,594
               -----        ----     ---------    ----     ----------       -------       -----           -----         ----------


Balance at
 October 31,
 2004             --      $   --     2,627,703    $263     $5,609,480     $      --      $   --        $   (920)       $ 1,017,068
               =====      ======     =========    ====     ==========     =========      =======       =========       ===========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Fiscal Year Ended October 31,
                                                         2 0 0 4        2 0 0 3         2 0 0 2
                                                         -------        -------         -------

OPERATING ACTIVITIES
Net income (loss)                                     $  748,594     $1,250,949      $(2,348,005)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization                          587,626        605,310          623,192
  Deferred interest                                           --        117,293          118,260
  Deferred income taxes                                  465,486        749,913           82,319
  Financial advisory services                                 --             --            1,251
  (Income) loss on discontinued operations                    --       (861,757)       1,109,248
  Impairment of goodwill - discontinued operations            --             --        3,027,588
  Bad debt expense                                            --        (17,463)          19,912
  Gain (loss) on sale of assets                               --     (1,254,383)          14,245
Changes in operating assets and liabilities:
  Restricted cash                                           (498)       (21,456)              --
  Accounts receivable                                   (566,572)       128,583          187,395
  Inventories                                             80,214        (82,668)         (34,644)
  Prepaid expenses                                        (8,906)       108,087         (241,414)
  Other assets                                                --         (1,388)              --
  Net assets from discontinued operations                     --             --       (2,061,462)
  Accounts payable and accrued expenses                  275,671        (32,666)         (88,483)
                                                       ---------      ---------       ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES               1,581,615        688,354          409,402
                                                       ---------      ---------       ----------


INVESTING ACTIVITIES
  Test passage bank and test development                (480,463)      (355,518)        (213,986)
  Software development costs                             (13,971)      (175,682)         (12,616)
  Prepublication costs                                  (135,927)      (169,960)              --
  Proceeds from the sale of building                          --      2,875,000               --
  Proceeds from the sale of discontinued operations           --      4,070,000               --
  Closing costs on sale of building                           --       (161,891)              --
  Closing costs on sale of discontinued operations            --       (556,037)              --
  Acquisition of fixed assets                           (291,294)      (299,174)         (65,062)
                                                       ---------      ---------       ----------


NET CASH FLOWS FROM INVESTING ACTIVITIES                (921,655)     5,226,738         (291,664)
                                                       ---------      ---------       ----------









See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                              Fiscal Year Ended October 31,
                                                         2 0 0 4        2 0 0 3         2 0 0 2
                                                         -------        -------         -------


FINANCING ACTIVITIES
  Repayments from loan payable                                --             --         (49,472)
  Repayment of subordinated debt                              --     (3,530,141)             --
  Proceeds from the exercise of employee
   stock options                                          17,195         10,275              --
  Proceeds from long-term debt                           118,497         38,000              --
  Repayment of long-term debt                             (7,600)    (1,585,700)             --
                                                       ---------      ---------       ---------


NET CASH FLOWS FROM FINANCING ACTIVITIES                 128,092     (5,067,566)        (49,472)
                                                       ---------      ---------       ---------


NET CHANGE IN CASH AND TEMPORARY INVESTMENTS             788,052        847,526          68,266


CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                                   963,435        115,909          47,643
                                                       ---------      ---------       ---------


CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                                      $1,751,487    $   963,435      $  115,909
                                                      ==========    ===========      ==========



SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                            $    5,621    $   404,333      $  554,391
                                                      ==========    ===========      ==========
  Income taxes                                        $   57,158    $    34,442      $  163,660
                                                      ==========    ===========      ==========














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

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, BETA, MLP, TESC and Elley. All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made in the accompanying consolidated financial statements in order to conform to the presentation of the fiscal year ended October 31, 2004. Due to the sale of Elley and MLP, the operations of the instructional and delivery segments have been reflected as discontinued operations (Note 2). During the fiscal year ended October 31, 2004, MLP and TESC were dissolved. The Company is in the process of dissolving Elley.

Goodwill
--------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the rules, the pooling of interests method of accounting for acquisitions is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company applied the rules for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending October 31, 2003. The Company performed the first of the required impairment tests of goodwill as of November 1, 2002 and performed the annual tests at October 31, 2004 and 2003 and has determined there to be no impairment of the remaining goodwill on those dates. The net carrying value of goodwill at November 1, 2003 is $198,159 for BETA. Amortization of goodwill included in continuing operations for the year ended October 31, 2002 totaled $24,778.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Goodwill (Continued)
--------

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

     Building (until its sale)                 31-1/2 years
     Building improvements (until its sale)    15 to 31-1/2 years
     Leasehold improvements                    Remaining lease term
                                               or useful life
     Furniture, fixtures and equipment         5 to 7 years

Income Taxes
------------

The Company has elected to file a consolidated Federal income tax return with its subsidiaries. The Company's deferred income taxes arise principally from the net operating losses and other timing differences. Income taxes are reported based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". (see Note 12).

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

As of October 31, 2004, 2003 and 2002 unamortized software development costs totaled approximately $85,000, $21,000, and $97,000, respectively, and were included as a component of other assets within the Company's balance sheets.

Amortization
------------

Certain capitalized costs are amortized using the straight-line method over a period of five (5) years for software development and seven to eleven (7-11) years for test passage bank and test development costs. Loan origination costs and mortgage costs (see Note 7) were amortized using the straight-line method over the term of the indebtedness prior to the sale of the Company's headquarters. Amortization expense from continuing operations other than goodwill totaled $486,274, $522,584, and $489,005 for the fiscal years ended October 31, 2004, 2003 and 2002, respectively. Amortization expense for the next five years is as follows:

Year Ended October 31,
        2005               $458,046
        2006                418,034
        2007                356,170
        2008                293,001
        2009                246,320

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Accrued Expenses
----------------

Accrued expenses consist of the following:

                                                October 31,
                                                -----------
                                           2004             2003
                                           ----             ----



Retirement plans                      $  238,107       $  217,999
Commissions                               14,651           27,093
Salary                                   256,510          333,326
Professional fees                        100,565          106,394
Royalties                                 25,054           99,524
Outside services                         127,939          162,998
Other                                    587,720          115,319
                                      ----------       ----------

                                      $1,350,546       $1,062,653
                                      ==========       ==========


Included in the accrued expenses for the year ended October 31, 2003 are expenses related to the closing down of the MLP operations for salaries, retirement plan contributions and royalties totaling $129,627, $23,064 and $75,335 respectively.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2004 and 2003, the Company's uninsured cash balances totaled $1,551,086 and $568,294, respectively. The Company performs periodic reviews of the relative credit rating of its banks to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

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

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2004 and 2003, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended October 31, 2004, 2003, and 2002, respectively: expected volatility of 109%, 142% and 165%, respectively; risk free interest rate of 3.00%, 3.63% and 4.16%, respectively; and expected lives of 5 to 10 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

The pro forma net income (loss) and income (loss) per share consists of the following:


                                             Fiscal Years Ended October 31,
                                       2 0 0 4          2 0 0 3          2 0 0 2
                                       -------          -------          -------
Net income as reported                $ 748,594       $1,250,949      $(2,348,005)
Effect of stock options                (138,993)         (18,443)        (242,918)
                                      ---------       ----------      -----------

Proforma net income                   $ 609,601       $1,232,506      $(2,590,923)
                                      =========       ==========      ===========
Historic basic earnings per share     $     .29       $      .48      $      (.91)
Historic diluted earnings per share   $     .26       $      .47      $      (.91)
Proforma basic earnings per share     $     .23       $      .47      $     (1.00)
Proforma diluted earnings per share   $     .21       $      .46      $     (1.00)



                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Earnings (Loss) per Share
-------------------------

Earnings (loss) per share for each of the fiscal years ended October 31, 2004, 2003, and 2002 was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, "Earnings Per Share". The Company had a net loss for the fiscal year ended October 31, 2002 and, accordingly, potential dilutive common shares are excluded from this computation for such year as the effect would be anti-dilutive. The total potential dilutive common shares excluded from this computation totaled 560,595, 661,238 and 877,541 in the fiscal years ended October 31, 2004, 2003 and 2002, respectively. The reconciliation between basic and diluted average shares outstanding is as follows:


                                                     Fiscal Years Ended October 31,
                                                2 0 0 4          2 0 0 3          2 0 0 2
                                                -------          -------          -------
Basic weighted average shares outstanding      2,614,662        2,596,252        2,587,241
Dilutive effect of stock options                 170,678           64,762               --
Dilutive effect of warrants                       84,987               --               --
                                               ---------        ---------        ---------
Diluted weighted average shares outstanding    2,870,327        2,661,014        2,587,241
                                               =========        =========        =========

Marketing and Promotional Costs
-------------------------------

Marketing and promotional costs are expensed as incurred and aggregated approximately $304,000, $353,000, and $276,000 from continuing operations for the fiscal years ended October 31, 2004, 2003 and 2002, respectively.

Shipping Costs
--------------

The Company classifies shipping costs as a component of selling expenses. Shipping costs from continuing operations totaled $73,083, $72,893 and $86,885 for the years ended
October 31, 2004, 2003 and 2002, respectively.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Recently Issued Accounting Pronouncements (Continued)
-----------------------------------------

In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The adoption of Issue No. 03-1 has not had any impact on the Company's financial statements and results of operations.

In December 2004, the FASB issued a revision of SFAS NO. 123 "Share-Based Payment". The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement with periods beginning after December 15, 2005.

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

Instructional Segment
---------------------

In July 2003, the Company sold substantially all the assets of Modern Learning Press, Inc.,("MLP") its wholly-owned subsidiary and the sole component of the Company's instructional segment to Delta Education, LLC ("Delta") for, $4,020,000 and Delta assumed certain related liabilities. In addition, the Company was responsible, for the payment of up to $200,000 of certain royalties for a one year period from June 1, 2003 through May 31, 2004. The Company estimated these royalties based on historical amounts paid, to amount to approximately $175,000, which has reduced the gain from the sale of the segment. The Company retained the business and assets related to its test preparation materials, Kingsbridge Press, which it considers consistent with the activities of its sole remaining segment. The Company recorded a gain on the disposal of the Instructional segment totaling $1,748,272 less taxes of $699,309. Revenues from the Instructional Segment totaled $1,321,278 and $2,862,927 for the period November 1, 2002 through the date of sale and for the fiscal year ended October 31, 2002 respectively.
In addition, the Company entered into a transitional services agreement with Delta, whereby the Company would continue to pay the rent and employee costs of MLP through October 31, 2003 for consideration of $130,000. On October 31, 2003, the facilities utilized by MLP were closed and the employees terminated. The Company has determined these termination costs, to be approximately $130,000, which it has recorded as a cost of the sale of the segment.

Delivery Segment
----------------

On June 3, 2003, the Company sold substantially all the assets of Elley. Pursuant to the agreement, the Company received $50,000. In addition, the Company will receive 25 percent of the proceeds from any sale or refinancing of the school by the purchaser to a third party, which must take place within seven years. The assets sold constitute substantially all the assets and operations of the Company's educational delivery segment. The Company recorded a loss on the disposal of Elley totaling $974,901, and a tax benefit of $389,960, to reflect the change in the fair value of the net assets sold during the period November 1, 2002 through June 3, 2003. The revenues for the delivery segment were $3,225,417 and $5,882,026 for the period from November 1, 2002 through June 3, 2003, the date of sale, and the fiscal year ended October 31, 2002, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

                                                   October 31,
                                            ------------------------
                                            2 0 0 3          2 0 0 2
                                            -------          -------

Leashold improvements (Note 4)             $253,290         $200,129

Furniture, fixtures and equipment           556,596          390,539
                                           --------         --------

                                            809,886          590,668
Less: accumulated depreciation              284,567          395,327
                                           --------         --------

                                           $525,319         $195,341
                                           ========         ========


Depreciation expense for the fiscal years ended October 31, 2004, 2003, and 2002 was $101,352, $82,726, and $109,409, respectively.


NOTE 4 - LEASES
---------------

In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,627, net of closing costs totaling $161,891 in fiscal 2003. The building was then leased back to the Company under a ten-year lease agreement. Among other provisions, the lease provides for additional rent to be paid by the Company for real estate taxes and insurance. The Company also has a lease for its Texas office for payments aggregating $37,289 over the next five years. In addition, the Company has leases on certain of its equipment. Future minimum rentals on the leases are as follows:


Year ended October 31,
----------------------


2005                      $  357,938

2006                         364,380

2007                         359,738

2008                         346,110

2009                         355,250

2010 and thereafter        1,402,681
                          ----------

                          $3,186,097
                          ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - TEST PASSAGE BANK AND TEST DEVELOPMENT
-----------------------------------------------

The test passage bank is principally comprised of payroll and payroll-related costs as well as freelance consulting costs expended in the development of test passages which are used in the creation of the Company's tests. The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's Degrees of Reading Power Test ("DRP") have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period. On October 31, 2004, the Company tested the test passage bank and test development costs for potential impairment using the discounted cash flow method. At that time, the Company deemed no impairment had occurred.


NOTE 6 - LINES OF CREDIT
------------------------

The Company obtained a line of credit totaling $1,000,000 from a bank. Borrowings under the line of credit accrue interest at the bank's prime rate plus one percent (1.0%) per annum and the line, as amended, expires on April 1, 2005. The line is collateralized by the Company's accounts receivable and inventory and contains various financial covenants pertaining to the maintenance of working capital and debt service coverage. As of October 31, 2004, the Company was in compliance with all such covenants. There were no outstanding borrowings under this line as of October 31, 2004 and 2003.


NOTE 7- MORTGAGE
----------------

The Company mortgaged its facilities for $1,800,000 in 1997. Borrowings on the mortgage incurred interest at the rate of 8 1/8% per annum. The mortgage was to be repaid through equal monthly installments with a balloon payment due in Fiscal 2007. The mortgage was prepaid in July 2003 upon the sale-leaseback of the facilities (see Note 4).

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:


                                                                 October 31,
Description                Interest Rate      Due Date        2004         2003
-----------                -------------      --------        ----         ----



Equipment loan
payable in monthly
installments of
$2,295 including
interest                        6%              2009       $118,497    $     --

Equipment loan
payable in monthly
installments of
$633 plus interest      Prime + 1%              2008         30,400      38,000
                                                           --------    --------

                                                            148,897      38,000

Less:  current
maturities                                                   28,606       7,600
                                                           --------    --------

                                                           $120,291    $ 30,400
                                                           ========    ========



Long-term debt matures as follows:

Fiscal year ended October 31,
2005                 $ 28,606
2006                   29,901
2007                   31,277
2008                   32,737
2009                   26,376
                     --------

                     $148,897
                     ========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - SUBORDINATED DEBENTURE AGREEMENT
-----------------------------------------

In October 1998, the Company issued debentures to Cahill Warnock Strategic Partners Fund L.P. ("CWSPF") and Strategic Associates, L.P. ("SA") for an aggregate of $4,000,000 pursuant to a Securities Purchase Agreement entered into among the parties in
September 1998.   Interest pursuant to the debentures was incurred
at an annual rate of eight percent (8%) and was payable quarterly. The debentures, which were originally due in October 2003, contain provisions for the prepayment of the loan's principal. In September 2002, the due date of the debentures was extended to February 1, 2004. Additionally, there were warrants issued to acquire an aggregate of 690,230 shares of the Company's common stock at $1.25 per share. These warrants were exercisable for a five year period from designated start dates as set forth in the agreement. In December 1999, pursuant to an agreement among the Company, CWSPF and SA, the exercise price of the warrants was amended to be $1.125 per share. On October 31, 2004, there were warrants outstanding to purchase 138,047 shares of the Company's common stock. In July 2003, the remaining principal balance due on the debentures was repaid. In December 2004, subsequent to the balance sheet date, warrants to purchase 138,047 shares of the Company's common stock were exercised in exchange for $155,303.


NOTE 10 - RETIREMENT PLANS
--------------------------

The Company has a qualified 401(k) Profit Sharing Plan, as amended, under which eligible employees who are eighteen years of age and have completed either twelve months', or one thousand hours, of employment become participants. The Plan provides a matching component under the 401 (k) Profit Sharing Plan of up to five percent (5%) of each eligible employee's compensation.

Net assets for the Profit Sharing Plan, as estimated by the Massachusetts Mutual Life Insurance Company, which maintains the plan's records, were $2,809,037 and $2,341,940 at October 31, 2004 and 2003, respectively.

The Company has a Money Purchase Pension Plan, as amended, under which eligible employees who are eighteen years of age and have completed either twelve months', or one thousand hours, of employment become participants. The Plan excludes highly compensated employees, as defined, and provides for annual contributions of five percent (5%) of each eligible employee's compensation.

Net assets for the Money Purchase Pension Plan, as estimated by the Massachusetts Mutual Life Insurance Company, which maintains the plan's records, were $1,231,078 and $1,191,537 at October
31, 2004 and 2003, respectively.

For the fiscal years ended October 31, 2004, 2003, and 2002, retirement plan costs aggregated approximately $238,000, $198,000, and $142,000, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS' EQUITY
------------------------------

Preferred Stock
---------------

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. The stock may be issued by the Board of Directors of the Company in one or more series and with such preferences, conversion or other rights, voting powers and other provisions as may be fixed by the Board of Directors in the resolution authorizing their issuance without any further action of the stockholders. At October 31, 2004, there were no preferred shares outstanding.

Warrants Issued for Services
----------------------------

In September 2004, the Company issued warrants to purchase 20,000 shares of the Company's common stock in exchange for certain financial advisory services. The warrants are exercisable through September 24, 2009 at a price of $2.96 per share. The warrants were valued at $42,700.

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

1991 Plan activity is summarized as follows:


                                                       Option Price
                                             Shares    Per Share
                                             ------    ---------

Options outstanding - November 1, 2002      470,788    $1.668 - $11.00
  Granted                                        --          --
  Cancelled                                 (57,000)   $1.668 - $11.00
  Exercised                                      --          --
                                            -------


Options outstanding - October 31, 2003      413,788    $1.668 - $10.50
  Granted                                        --          --
  Canceled                                       --          --
  Exercised                                    (750)   $1.668
                                            -------


Options outstanding - October 31, 2004      413,038    $1.668 - $10.50
                                            =======


Options exercisable - October 31, 2004      413,038    $1.668 - 10.50
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


                                                       Option Price
                                             Shares    Per Share
                                             ------    ---------


Options outstanding - November 1, 2002       79,800    $0.46
  Granted                                    39,500    $0.65
  Canceled                                     (500)   $0.46
  Exercised                                  (9,000)   $0.46
                                            -------


Options outstanding - October 31, 2003      109,800    $0.46 - $0.65
  Granted                                    73,000    $2.10
  Canceled                                       --         --
  Exercised                                 (18,500)   $0.46 - $0.65
                                            -------


Options outstanding - October 31, 2004      164,300    $0.46 - $2.10
                                            =======


Options exercisable - October 31, 2004       91,300    $0.46 - $0.65
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

Directors' stock option plan activity is summarized as follows:


                                                       Option Price
                                             Shares    Per Share
                                             ------    ---------


Options outstanding - November 1, 2002       46,875    $0.62 - $7.85
  Granted                                    10,000    $0.70
  Canceled                                       --         --
  Exercised                                      --         --
                                            -------


Options outstanding - October 31, 2003       56,875    $0.62 - $7.85
  Granted                                    15,000    $3.50
  Canceled                                       --         --
  Exercised                                 ( 5,000)   $0.6875 - $1.00
                                            -------


Options outstanding - October 31, 2004       66,875    $0.62 - $7.85
                                            =======


Options exercisable - October 31, 2004       51,875    $0.62 - $7.85
                                            =======



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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Consultants Stock Incentive Plan (continued)
--------------------------------

                                                       Option Price
                                             Shares    Per Share
                                             ------    ---------

Options outstanding - October 31, 2001           --          --
  Granted                                     7,500    $.90
  Canceled                                       --          --
  Exercised                                      --          --
                                              -----


Options outstanding - October 31, 2004,
 2003 and 2002                                7,500    $.90
                                              =====

Options exercisable - October 31, 2004        7,500    $.90
                                              =====


NOTE  12 - INCOME TAXES
-----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:


                                                           October 31,
                                                   --------------------------
                                                    2 0 0 4          2 0 0 3
                                                    -------          -------
     Deferred tax assets:


         Goodwill                                  $     --       $    1,368
         Net operating loss                         806,436        1,321,138
         Salaries                                    84,404           63,327
         Rent                                        24,697            8,597
         Bad debt allowance                           1,767            2,788
         Other                                        5,393            4,214
                                                   --------       ----------

         Gross deferred tax assets                  922,697        1,401,432
                                                   --------       ----------

     Deferred tax liability:
         Goodwill                                    (8,607)              --
         Test passage bank and test development     (15,702)         (37,558)
                                                   --------       ----------

         Gross deferred tax liability               (24,309)         (37,558)
                                                   --------       ----------


     Net deferred tax assets                      $ 898,388       $1,363,874
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES (Continued)
----------------------

The Company's income tax expense from continuing operations consists of the following:


                                                 Fiscal Year Ended October 31,
                                          ----------------------------------------
                                           2 0 0 4        2 0 0 3         2 0 0 2
                                           -------        -------         -------
  Current:
   Federal                               $      --     $       --      $       --
   State                                    75,531         73,781           4,563
                                         ---------     ----------      ----------

                                            75,531         73,781           4,563
                                         ---------     ----------      ----------

  Deferred:
   Federal                                 360,753        581,183          63,797
   State                                   104,734        168,730          18,522
                                         ---------     ----------      ----------

                                           465,487        749,913          82,319
                                         ---------     ----------      ----------

Provision for income taxes               $ 541,018     $  823,694      $   86,882
                                         =========     ==========      ==========


A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate for continuing operations is as follows:


                                                 Fiscal Year Ended October 31,
                                           2 0 0 4        2 0 0 3         2 0 0 2
                                           -------        -------         -------

U.S. Federal income tax statutory rate       34%            34%             34%

State income tax, net of Federal income
tax benefit                                   5              7               7

Other - including tax free income,
goodwill and net operating losses             3              3              --
                                            ---            ---             ---

Effective tax rate                           42%            44%             41%
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

The aggregate commitment for future salaries as of October 31, 2004, excluding bonuses and benefits, is as follows:

Fiscal year ending October 31,

               2005    $868,926
               2006     528,126
               2007     534,059
               2008     152,378

NOTE 14 - RELATED PARTY TRANSACTIONS
------------------------------------

One of the directors is a shareholder in the law firm which serves as the Company's special securities counsel. The Company incurred $59,351 and $83,082 in fees to this firm in the fiscal years ended October 31, 2004 and 2003, respectively.

One of the directors is the principal and owner of a firm which provided consulting fees to the Company. The Company incurred
$45,000 in fees to this firm in the year ended October 31, 2004.

NOTE 15 - ACQUISITION OF ASSESSMENT AND EVALUATION CONCEPTS INC.
----------------------------------------------------------------

In January 2005, subsequent to the balance sheet date, the Company acquired all of the outstanding stock of Assessment and Evaluation Concepts Inc. in exchange for $83,000 and 12,000 shares of the Company's common stock. In addition, options to purchase 50,000 shares of the Company's common stock were granted pursuant to the 2000 Plan on the date of the closing exercisable at $3.06 per share, the fair market value on that date. The options are exercisable commencing one year from the closing, through January 2015.

                               SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

January 28, 2005                By: /s/ ANDREW L. SIMON
                                    -------------------------------
                                    Andrew L. Simon
                                    President and Chief Executive Officer
                                    (principal executive officer and
                                    principal financial officer)



            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman     January 28, 2005
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director            January 28, 2005
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director            January 28, 2005
-------------------------
    Steven R. Berger

/s/ DONALD W. HUGHES                 Director            January 28, 2005
-------------------------
    Donald W. Hughes

                                     Director
-------------------------
    Chris L. Nguyen

/s/ LINDA G. STRALEY                 Director            January 28, 2005
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director            January 28, 2005
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director            January 28, 2005
-------------------------
    David L. Warnock