Form 10QSB
period 2005-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-03-15
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended January 31, 2005

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of March 14, 2005: 2,779,750 shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
------------------

Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended January 31, 2005 are attached to this Report, commencing at page F-1.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004 ("Fiscal 2004"), which may cause actual results to differ materially from those described.

BACKGROUND

            For over twenty-eight years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. Since 1994, management implemented a strategy to broaden the Company's services within the educational marketplace. As a result, the Company completed three acquisitions since the beginning of Fiscal 1997 in the K-12 assessment, instructional and post secondary proprietary school markets. In Fiscal 2002, the Company determined that its core business was assessment.
It believed that this category provided better long-term growth and profit potential than either the proprietary school business or the supplemental instruction segment. Consequently, during the second fiscal quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school, and in the third quarter of Fiscal 2003, the Company reached the decision to sell its supplemental instruction materials business, Modern Learning
Press.    In early fiscal 2005, based upon the Company's
strategy to focus on assessment, the Company acquired Assessment and Evaluation Concepts Inc. Revenues from this business will
be reported under custom services.    See the Annual Report for
Fiscal 2004.

RESULTS OF OPERATIONS

            The following table compares the revenues for the assessment division and the instructional division for the fiscal quarter ended January 31, 2005 versus the fiscal quarter ended January 31, 2004.



              RESULTS OF OPERATIONS FOR THE FIRST FISCAL QUARTER
                            ENDED ON JANUARY 31, 2005

                                  Three Months
                                Ended January 31,
                                -----------------
                                                       %
                           2005          2004        Change
                           ----          ----        ------
                              (in thousands
                               of dollars)


Proprietary products
and services              $740.2       $1020.7       (27.5)

Custom Services
Revenues                 $1912.6       $1067.1        79.2

Total Revenues from
Assessment Products
and Services             $2652.8       $2087.8        27.1



            The following are selected ratios as a percentage of revenues on the Company's financial statements:


                                      Three Months
                                    Ended January 31,
                                    -----------------

                                     2005      2004
                                     ----      ----

                                    (in percentages)

Revenues                             100%      100%

        Gross Profit                  49        48

Operating Expense:

        Selling Expense               13        13


        General & Administrative      30        30

Income from Operations                 6         5

        Other (Expense)               --        --

Income Before Income Taxes             6         5

Income Taxes                           3         2

Net Income                             3         3


            REVENUES. Net revenues for the three months ended
            --------
January 31, 2005 (the "current quarter") increased by 27.1%, or
$565,035, to $2,652,829 as compared to net revenues of $2,087,794 in the three months ended January 31, 2004 (the
"comparable quarter").

            Revenues from assessment products and services through the Company's proprietary unit decreased 27.5% or $280,514 during the current quarter from $1,020,714 in the comparable quarter to $740,200 in the current quarter. The decrease was anticipated at the commencement of the fiscal year due to large DRP and MACII orders last year. In the prior fiscal year, several large districts (Los Angeles, California and Orange County, Florida) ordered sufficient supplies of testing materials to carry them through the first half of this year. Further, MACII test materials for Rhode Island and Missouri are reusable. Consequently, these customers have not yet reordered.

            We anticipate a more robust second half of the year with a new product launch and increased scoring revenues.

            Revenues from the Company's custom testing unit, increased by 79.2% or $845,520, during the current quarter, or from $1,067,080 in the comparable quarter to $1,912,600 in the current quarter. This increase is attributable to multi-year contracts acquired in prior years. We also expect, based on current market indicators, that BETA's custom assessment revenues will continue to be strong throughout the current fiscal year. Additionally, Assessment and Evaluation Concepts, Inc., TASA's new acquisition in the custom testing arena, has received a 20 month evaluation assignment from the State of Minnesota.

            COST OF GOODS SOLD.  Cost of goods sold for the
            ------------------
current quarter increased by 23.7%, or $258,629, from $1,089,043 in the comparable quarter to $1,347,672 in the current quarter. Because of our product and service mix, cost of goods was 51% of revenues in the current quarter versus 52% in the comparable quarter.

            GROSS PROFIT.  Gross profit from continuing operations
            ------------
increased to $1,305,157 in the current quarter, from $998,751 in the comparable quarter, or by $306,406 or 30.7%. The gross profit margin is now 49% in the current quarter versus 48% in the comparable quarter.

            SELLING EXPENSE.  Selling expense for the current
            ---------------
quarter increased by 24.1% or $66,320 or from $275,104 in the comparable quarter to $341,424 in the current quarter. Last year, we withheld spending as we conducted market research to refocus and reposition our proprietary brands. This year, we are spending closer to our historical levels. Selling expenses were 13% of revenues in both quarters.

            GENERAL AND ADMINISTRATIVE EXPENSES.  General and
            -----------------------------------
administrative expenses for the current quarter were $805,951 versus $616,263 for the comparable quarter. This is an increase of $189,688 or 30.8%. Approximately one-third of the increase is attributable to Sarbanes-Oxley 404 requirements. The balance is primarily associated with increased labor costs. General and administrative expenses were 30% of revenues in both quarters.

            EBITDA.  EBITDA is a non-GAAP financial measure and
            ------
should not be used as a substitute for directly comparable GAAP financial measures. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from continuing operations to EBITDA:

                              EBITDA from Continuing Operations

                                         Three Months
                                      Ended January 31,
                                      -----------------

                                     2005            2004
                                     ----            ----
                                         (in dollars)


Net Income From Operations        $157,782         $107,384


Depreciation & Amortization        159,453          139,003


EBITDA                             317,235          246,387


            OTHER INCOME (EXPENSE).  For the current quarter, the
            ----------------------
Company had net interest income of $2,579 versus a net interest expense of ($549) for the comparable quarter. For the past seven quarters, the Company has been cash flow positive. Consequently, we are now generating cash in excess of operating requirements which is invested in an interest-bearing account.

            NET INCOME AND INCOME PER SHARE.  For the current
            -------------------------------
quarter, the Company's net income increased by $30,723 or from $62,122 in the comparable quarter to $92,845 in the current quarter. For the current quarter, the Company earned $0.03 per diluted share versus $0.02 in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

            WORKING CAPITAL.  Working capital increased by
            ---------------
$106,481 during the current quarter from $3,107,390 at October 31, 2004 to $3,213,871 at January 31, 2005. This increase resulted primarily from the increase in accounts receivable.
The ratio of current assets to current liabilities was approximately 3.07 to 1.0 at October 31, 2004 versus 3.30 to 1.0 at January 31, 2005.

            CASH FLOW FROM OPERATING ACTIVITIES.  During the
            -----------------------------------
current quarter, the Company had net cash provided by operating activities of $38,451, as compared to $325,078 used by operating activities in the comparable quarter. The increase in cash provided by operating activities resulted primarily from increased net operating income and a smaller increase in accounts receivable.

            CASH FLOW FROM INVESTING ACTIVITIES.  During the
            -----------------------------------
current quarter, the Company had net cash used in investing activities of $369,889, as compared to $252,978 in the comparable quarter. The increase in cash used in investing activities resulted primarily from the cash expended in the acquisition of Assessment & Evaluation Concepts Inc.

            CASH FLOW FROM FINANCING ACTIVITIES.  The Company had
            -----------------------------------
net cash provided by financing activities of $152,607 for the current quarter as compared to $1,900 used in financing activities for the comparable quarter. The cash provided by financing activities in the current quarter resulted primarily from the proceeds from the exercise of warrants and employee stock options. The cash used in financing activities in the comparable quarter resulted primarily from the repayment of long-term debt.

            During the current quarter, options to purchase 2,000 shares of the Company's Common Stock were exercised resulting in proceeds totaling $4,200. In addition, warrants for the purchase of 138,047 shares of the Company's Common Stock were exercised in the current quarter resulting in proceeds totaling $155,303.

            During the current quarter, options to purchase 56,000 shares of the Company's Common Stock were granted to employees of the Company pursuant to the 2000 Stock Option Plan at an exercise price of $3.15 per share.

            In January 2005, the Company acquired all of the outstanding stock of Assessment and Evaluation Concepts Inc. ("AEC") in exchange for $83,000 and 12,000 shares of the Company's common stock. In addition, the Company entered into two-year employment agreements with the two officers of AEC. Pursuant to the agreements, the officers of AEC are entitled to a base salary and bonuses determined by the attainment of certain performance goals. Options to purchase 50,000 shares of the Company's common stock were granted pursuant to the 2000 Plan on the date of the closing exercisable at $3.06 per share, the fair market value on that date. The options are exercisable commencing one year from the closing, through January 2015. Goodwill totaling $118,074 was recorded as a result of the acquisition.

            The Company has a $1,000,000 line of credit which matures on April 1, 2005. At this time, there is no outstanding balance.

		Long-term debt, operating leases and other long-term obligations as of January 31, 2005 mature as follows:



                                                           Payments due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                       Total       Less than                                    more than
                                               1 year        1-3 years      4-5 years       5 years
                           -------------------------------------------------------------------------

Long-term debt                 $  142,001    $   28,923     $   61,870       $ 51,208      $       --

Operating Leases                3,190,251       361,341        719,257        705,425       1,404,228

Other long-term
obligations (1)                 2,081,395       880,904      1,169,326         31,165              --

TOTAL OBLIGATIONS              $5,413,647    $1,271,168     $1,950,453       $787,798      $1,404,228

(1) Relate to employment contracts in effect at the end of the current quarter.




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

        (a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
             ------------------------------------------------
The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on January 23, 2005, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

        (b)  CHANGES IN INTERNAL CONTROLS.  There were no
             ----------------------------
significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 31 -- Certification pursuant to 18 USC
                              Section 1350, as adopted by Section 302
                              of the Sarbanes-Oxley Act of 2002

                Exhibit 32 -- Certification pursuant to 18 USC
                              Section 1350, as adopted by Section 906
                              of the Sarbanes-Oxley Act of 2002

        (b)     Reports on Form 8-K

                Current Report on Form 8-K, filed on January 18, 2005

                Current Report on Form 8-K, filed on January 27, 2005

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE FISCAL QUARTER ENDED JANUARY 31, 2005


  Index                                              F-1

  Consolidated Balance Sheets                        F-2

  Consolidated Statements of Operations              F-4

  Consolidated Statements of Cash Flows              F-6

  Notes to Consolidated Financial Statements         F-8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                        January 31,           October 31,
                                                          2 0 0 5               2 0 0 4
                                                          -------               -------
                                                        (Unaudited)

ASSETS
------

Current assets:
  Cash and temporary investments                        $1,572,656            $1,751,487
  Accounts receivable, net of allowance
   for doubtful accounts of
   $14,232 and $4,417, respectively                      1,765,557             1,526,559
Inventories                                                426,196               431,196
Prepaid expenses and other current assets                  290,380               338,354
Restricted cash                                             22,924                21,954
Deferred income taxes                                      536,440               536,440
                                                        ----------            ----------

        Total current assets                             4,614,153             4,605,990


Property, plant and equipment - net of
 accumulated depreciation of $322,788 and
 $284,567, respectively                                    587,657               525,319


Other assets:
  Test passage bank and test development,
   net of accumulated amortization of
   $3,274,629 and $3,174,865, respectively               2,294,639             2,227,077
Goodwill                                                   316,233               198,159
Deferred income taxes                                      315,403               361,948
Other assets                                               303,434               326,289
                                                        ----------            ----------



         Total assets                                   $8,431,519            $8,244,782
                                                       ===========            ==========










See notes to consolidated financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                        January 31,           October 31,
                                                          2 0 0 5               2 0 0 4
                                                          -------               -------
                                                        (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Lines of credit                                       $       --            $       --
  Current maturities of long-term debt                      28,923                28,606
  Accounts payable                                         366,473               119,448
  Accrued expenses                                       1,004,886             1,350,546
                                                        ----------            ----------



        Total current liabilities                        1,400,282             1,498,600



Long-term debt:
  Long-term debt, net of current portion                   113,078               120,291
                                                        ----------            ----------



        Total liabilities                                1,513,360             1,618,891
                                                        ----------            ----------


Commitments and contingencies


Stockholders' equity:
  Preferred stock, $.0001 par value,
   5,000,000 shares
   authorized, 0 shares-issued and
   outstanding, respectively                                    --                    --
  Common stock, $.0001 par value,
   20,000,000 shares authorized,
   2,779,750 and 2,627,703 shares
   issued and outstanding,
   respectively                                                278                   263
  Additional paid-in capital                             5,807,968             5,609,480
  Subscriptions receivable                                      --                  (920)
  Retained earnings                                      1,109,913             1,017,068
                                                        ----------            ----------


        Total stockholders' equity                       6,918,159             6,625,891
                                                        ----------            ----------


Total liabilities and stockholders' equity              $8,431,519            $8,244,782
                                                        ==========            ==========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME


                                         Three Months Ended January 31,
                                         ------------------------------

                                            2 0 0 5          2 0 0 4
                                            -------          -------
                                          (Unaudited)      (Unaudited)

Net revenue                               $2,652,829       $2,087,794

Cost of goods sold                         1,347,672        1,089,043
                                          ----------       ----------

Gross profit                               1,305,157          998,751
                                          ----------       ----------

Operating expenses:

  Selling expenses                           341,424          275,104

  General and administrative expenses        805,951          616,263
                                          ----------       ----------

Total operating expenses                   1,147,375          891,367
                                          ----------       ----------

Income from operations                       157,782          107,384

Other income (expense):

Interest income (expense), net                 2,579             (549)
                                          ----------       ----------

Income before income taxes                   160,361          106,835

Income taxes                                  67,516           44,713
                                          ----------       ----------

Net income                                $   92,845       $   62,122
                                          ==========       ==========


Weighted average shares outstanding:

  Basic                                    2,715,490        2,603,453

  Diluted                                  2,974,518        2,797,209


Earnings per share:

  Basic                                   $      .03       $      .02

  Diluted                                 $      .03       $      .02












See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 5          2 0 0 4
                                             -------          -------
                                           (Unaudited)      (Unaudited)


OPERATING ACTIVITIES

Net income                                 $    92,845      $    62,122
Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation and amortization               159,453          139,003

   Deferred income taxes                        46,545           35,770


Changes in operating assets
 and liabilities:

   Restricted cash                                (970)              --

   Accounts receivable                        (216,068)        (515,863)

   Inventories                                   5,000          (11,291)

   Prepaid expenses                             47,974         (122,744)

   Other assets                                  1,388               --

Accounts payable and accrued expenses          (97,716)          87,925
                                            ----------       ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES        38,451         (325,078)
                                            ----------       ----------


INVESTING ACTIVITIES

Test passage bank and test development        (167,326)        (131,572)

Acquisition of fixed assets                   (100,559)         (60,926)

Software development costs                          --          (13,970)

Prepublication costs                                --          (46,510)

Cash and fees paid to acquire
 stock of Assessment &
 Evaluation Concepts Inc. ("AEC")              (83,000)              --
                                            ----------       ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES      (369,889)        (252,978)
                                            ----------       ----------









See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 5          2 0 0 4
                                             -------          -------

                                           (Unaudited)      (Unaudited)

FINANCING ACTIVITIES

Proceeds from the exercise of
 warrants                                      155,303               --

Proceeds from the exercise of
 employee stock options                          4,200               --

Repayment of long-term debt                     (6,896)          (1,900)
                                            ----------       ----------


NET CASH FLOWS FROM FINANCING
ACTIVITIES                                     152,607           (1,900)
                                            ----------       ----------

NET CHANGE IN CASH AND
TEMPORARY INVESTMENTS                         (178,831)        (579,956)


CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                       1,751,487          984,891
                                            ----------       ----------

CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                            $1,572,656      $   404,935
                                            ==========      ===========

SUPPLEMENTAL CASH FLOW
INFORMATION:

  Cash paid during the quarter for:

  Interest                                  $    6,556      $       549
                                            ==========      ===========
  Income taxes                              $    2,354      $    31,382
                                            ==========      ===========

Noncash investing and financing
activities:

  Stock issued in acquisition of AEC        $   39,000      $        --
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)






NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied
Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of January
31, 2005 and October 31, 2004, and the consolidated statements of income and cash flows for the three months ended January 31, 2005 and 2004.

The consolidated results of operations for the three months ended January 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004.


Stock Based Compensation
------------------------

In October 1995, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting
Standards (SFAS) No. 123, "Accounting for Stock-Based
Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees". As the Company is not yet required to adopt the fair value based recognition provisions prescribed under SFAS No. 123(R), as amended, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Stock Based Compensation (continued)
------------------------

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended January 31, 2005 and 2004, respectively: expected volatility of 121% and 109%, respectively; risk free interest rate of 4.23% and 3.00%, respectively; and expected lives of 10 years.

The effects of applying SFAS No. 123, as amended, in the above pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

In January 2005, the Company granted options to purchase 56,000 shares of the Company's Common Stock pursuant to the 2000 Stock Option Plan at an exercise price of $3.15 per share. Also in January 2005, the Company granted options to purchase an aggregate of 50,000 shares of the Company's Common Stock pursuant to the 2000 Stock Option Plan to the two officers of AEC pursuant to employment agreements (see also Note 2).

The pro forma net income and income per share consists of the following:

                                    Three Months Ended January 31,

                                    2 0 0 5                2 0 0 4
                                    -------                -------
                                  (Unaudited)            (Unaudited)


Net income as reported              $92,845                $62,122
Effect of stock
options, net of tax                  35,988                  3,556
                                    -------                -------


Proforma net income                 $56,857                $58,566
                                    =======                =======


Historic basic
earnings per share                  $   .03                $   .02

Historic diluted
earnings per share                  $   .03                $   .02

Proforma basic
earnings per share                  $   .02                $   .02

Proforma diluted
earnings per share                  $   .02                $   .02

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Earnings per Share
------------------

Earnings per share for each of the three months ended January 31, 2005 and 2004 was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, "Earnings Per Share". The total potential dilutive common shares excluded from this computation, as a result of the stock price exceeding the exercise price, totaled 531,484 and 519,639 in the three months ended January 31, 2005 and 2004, respectively. The reconciliation between basic and diluted average shares outstanding is as follows:

                                    Three Months Ended January 31,

                                    2 0 0 5                2 0 0 4
                                    -------                -------
                                  (Unaudited)            (Unaudited)


Basic weighted average shares
  Outstanding                      2,715,490              2,603,453
Dilutive effect of stock
  options                            257,485                126,301
Dilutive effect of
  warrants                             1,543                 67,455
                                   ---------              ---------

Diluted weighted average shares
  Outstanding                      2,974,518              2,797,209
                                   =========              =========

Accrued Expenses
----------------

Accrued expenses consist of
 the following:

                                  January 31,            October 31,
                                    2 0 0 5                2 0 0 4
                                    -------                -------
                                  (Unaudited)

Retirement plans                  $   74,378             $  238,107
Commissions                           11,140                 14,651
Salary                               207,625                256,510
Professional fees                    119,981                100,565
Royalties                              8,687                 25,054
Outside Service                       64,909                127,939
Other                                518,166                587,720
                                  ----------             ----------

                                  $1,004,886             $1,350,546
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)





NOTE 2 - ACQUISITION OF ASSESSMENT AND EVALUATION CONCEPTS INC.
---------------------------------------------------------------

In January 2005, the Company acquired all of the outstanding stock of Assessment and Evaluation Concepts Inc. ("AEC") in exchange for $83,000 and 12,000 shares of the Company's common stock. In addition, the Company entered into two-year employment agreements with the two officers of AEC. Pursuant to the agreements, the officers of AEC are entitled to a base salary and bonuses determined by the attainment of certain performance goals. In addition, options to purchase 50,000 shares of the Company's Common Stock were granted pursuant to the 2000 Stock Option Plan on the date of the closing exercisable at $3.06 per share, the fair market value on that date. The options are exercisable commencing one year from the closing, through January 2015. Goodwill totaling $118,074 was recorded as a result of the acquisition.

AEC reported revenues of $24,512 and $33,166 for the period November 1, 2004 to the date of purchase and the three months ended January 31, 2004, respectively. Information with regards to net income for these periods is not currently available but the Company believes it would not be material to the financial statements.

NOTE 3 - EXERCISE OF STOCK OPTIONS AND WARRANTS
-----------------------------------------------

In December 2004, warrants for the exercise of 138,047 shares of the Company's Common Stock were exercised. In January 2005, options for the exercise of 2,000 shares of the Company's Common Stock were exercised. Proceeds from the exercise totaled $155,303 and $4,200, respectively.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Effective February 28, 2005, the Company entered into an employment agreement with its new Chief Operating officer for its proprietary business. Provisions of the one-year renewable agreement call for a base salary and bonuses determined by the attainment of certain performance goals. In addition, options to purchase 40,000 shares of the Company's Common Stock were granted pursuant to the 2000 Stock Option Plan on the date of the closing exercisable at $3.10 per share, the fair market value on that date.

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

Date: March 15, 2005