Form 10QSB/A
period 2003-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-06-14
CIK 726603

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB/A

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
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                         FINANCIAL INFORMATION

                           EXPLANATORY NOTE
                           ----------------

        This Amendment No. 1 on Form 10-QSB/A includes restated unaudited consolidated financial statements for the three months and nine months ended July 31, 2003, which supersede the Company's previously issued unaudited consolidated financial statements for those interim periods. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 5 to the accompanying unaudited financial statements. Except as otherwise specifically noted, all information contained herein is as of July 31, 2003 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2003.

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

BACKGROUND

        For over twenty-seven years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. In the second fiscal quarter of Fiscal 2002, the Company determined that its core businesses of assessment and instruction provide better long-term growth and profit potential than the proprietary school business. Consequently, during the second fiscal quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school. See "Discontinued Operations" below. TASA core revenues in Fiscal 1994 were $2.0 million and have increased by acquisition and internal growth to $10.4 million in Fiscal 2002.

RESULTS OF OPERATIONS

        The following table compares the revenues for the fiscal quarter and nine months ended July 31, 2003 versus the fiscal quarter and nine months ended July 31, 2002.



            RESULTS OF OPERATIONS FOR THE THIRD FISCAL QUARTER
            AND FOR THE NINE-MONTH PERIOD ENDED ON JULY 31, 2003

                          Nine Months                         Three Months
                         Ended July 31,                      Ended July 31,
                         --------------                     ---------------

                         2003       2002      % Change      2003        2002      % Change
                         ----       ----      --------      ----        ----      --------
                          (in thousands                      (in thousands
                           of dollars)                        of dollars)


Revenues

  Proprietary          $3,191.3    $2,801.2      13.9       $1,292.4   $1,222.0       5.8

  Custom Testing       $3,164.9    $2,413.2      31.1       $1,186.0   $  808.6      46.7
                       --------    --------                 --------   --------

Total Revenues
from Continuing
Operations             $6,356.2    $5,214.4      21.9       $2,478.4   $2,030.6      22.1
                       ========    ========                 ========   ========


        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                       Nine Months           Three Months
                                      Ended July 31,       Ended July 31,
                                      ---------------       ---------------

                                      2003       2002       2003       2002
                                      ----       ----       ----       ----
                                      (in percentages)      (in percentages)

Revenues                              100%       100%       100%       100%

   Gross Profit                        49         51         51         55

Operating Expense:

   Selling Expense                     18         15         14          9

   General & Administrative            23         29         22         28

Income from Operations                  8          7         15         18

   Other Income (Expense)              (6)        (8)        (5)        (7)

Income (Loss) from
Continuing Operations                   1          0          6          7

Income (Loss) from
Discontinued Operations,
net of taxes                            2        (44)        39         11

Net Income (Loss)                       4        (45)        45         18

        REVENUES.  Revenues from continuing operations for the nine-
        --------
month period ended July 31, 2003 (the "current period") were $6,356,218 representing a 21.9% increase or $1,141,773 from $5,214,445 for the nine-month period ended July 31, 2002 (the "comparable period"). Net revenues from continuing operations for the three-months ended July 31, 2003 (the "current quarter") increased by 22.1% or $447,836 to $2,478,392 as compared to net revenues of $2,030,556 in the three months ended July 31, 2002 (the "comparable quarter").

        Revenues from our proprietary testing unit have increased by 13.9% year to date and by 5.8% for the current quarter. Due to increases in contracted services, revenues from our custom-testing unit increased 31.1% year to date and by 46.7% for the current quarter.

        COST OF GOODS SOLD.  Cost of goods sold increased by $658,583,
        ------------------
or 25.8%, from $2,556,797 in the comparable period to $3,215,380 in the current period. Cost of goods sold is now 51% of revenues versus 49% in the comparable period. Cost of goods sold for the current quarter increased by 31.5%, or $290,570, from $922,428 in the comparable quarter to $1,212,998 in the current quarter. Cost of goods sold is now 49% of revenues for the quarter versus 45% for the comparable quarter. The increase in cost of goods sold is due to the volume growth of assessment products as well as a change in revenue mix. While both assessment units have increased revenue, Beck Evaluation and Testing Inc. ("BETA") now accounts for a greater percent of total sales (versus last year). For BETA, our cost of goods is greater (as a percent of sales).

        GROSS PROFIT.  Gross profit from continuing operations increased
        ------------
to $3,140,838 in the current period from $2,657,648 in the comparable period or by $483,190. The gross profit margin is now 49% in the current
period versus 51% in the comparable period.   For the current quarter, the
gross profit increased to $1,265,394 versus $1,108,128 in the comparable quarter.

        SELLING EXPENSE.  Selling expense for the current period
        ---------------
increased by 43.5% or $342,334 versus the comparable period, or from $787,855 to $1,130,189. For the current quarter, selling expense increased by 80.5% or $152,242, or from $189,204 in the comparable quarter to $341,446 in the current quarter. Selling expenses increased because of the Company's decision to accelerate marketing spending to better penetrate its target market and because the Company invested significantly to develop new business for its custom-testing unit. Selling expenses are 18 % of revenue in the current period versus 15% in the comparable period. For the current quarter, selling expenses are 14% of revenue versus 9% in the comparable quarter.

        GENERAL AND ADMINISTRATIVE (G&A) EXPENSES.  General and
        -----------------------------------------
administrative expenses for the current period are now $1,484,033 versus $1,491,571 for the comparable period. For the current period, G&A is 23% of revenues versus 29% in the comparable period. For the current quarter, G&A expenses are $540,626 versus $561,365 in the comparable quarter. G&A is 22% of revenue in the current quarter versus 28% in the comparable quarter. The Company continues to reduce percentage G&A expense because it has been successfully allocating personnel directly to certain businesses.

        OTHER INCOME (EXPENSE).  The Company had net other (expense) of
        ----------------------
($393,636) for the current period versus net other (expense) of ($412,481) for the comparable period. For the current quarter, the Company had net other (expense) of ($125,685) versus net other (expense) of ($139,554) for the comparable quarter. Net other income (expense) has declined due to the prepayment of long-term debt, as well as reduced utilization of the Company's line of credit. Further, other (expense) includes recognition of deferred gain on the sale/leaseback of the Company's headquarters building in July 2003, of $10,453 in the current quarter.

        INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from the Company's
        ----------------------------------------
continuing operations for the current period was $76,844 versus a loss of ($20,556) for the comparable period. For the current quarter, the Company had net income from continuing operations of $157,625 versus $135,848 in the comparable quarter.

        EBITDA FROM CONTINUING OPERATIONS.  Earnings before interest,
        ---------------------------------
taxes, depreciation and amortization on the Company's continuing operations was $1,014,830 for the current period versus $855,430 for the comparable period. EBITDA for the current quarter was $570,196 versus $516,526 for the comparable quarter. EBITDA has been adversely affected by the sale-leaseback of the company's building.

        EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from continuing operations to EBITDA from continuing operations.

                       EBITDA From Continuing Operations


                                     Nine-Months Ended         Three Months Ended
                                           July 31,                   July 31,
                                     2003           2002         2003          2002
                                     ----           ----         ----          ----
Income form continuing
operations                       $  526,616     $ 378,222     $ 383,322     $357,559

Depreciation &
amortization                        488,214       477,208       186,874      158,967
                                 ----------     ---------     ---------     --------

EBITDA from continuing
operations                       $1,014,830     $ 855,430     $ 570,196     $516,526
                                 ==========     =========     =========     ========


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

        NET (LOSS) INCOME AND EARNINGS (LOSS) PER SHARE.  Combining income
        -----------------------------------------------
from both continuing and discontinued operations, the Company had net income of $229,047 in the current period versus a net (loss) of ($2,329,060) in the comparable period. For the current quarter, the Company experienced net income of $1,120,684 versus net income of $365,689 in the comparable quarter.

        For the current period, the Company had $0.03 diluted earnings per share from continuing operations versus a diluted loss of ($0.01) per share in the comparable period. For the current quarter, the Company had $0.06 earnings per share from continuing operations versus $0.05 earnings per share in the comparable quarter. Including the gain or loss from discontinued operations, the Company had diluted earnings of $0.09 per share in the current period versus a ($0.90) (loss) in the comparable period, and for the current quarter, the Company had $0.42 diluted earnings per share versus $0.14 diluted earnings per share in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL.  Working capital decreased by $975,037 during
        ---------------
the current period from $2,099,984 at October 31, 2002, to $1,124,947, at July 31, 2003. This decrease resulted primarily from net assets from discontinued operations sold during the current quarter. The ratio of current assets to current liabilities was approximately 1.70 to 1 at the end of the current quarter.

        CASH FLOW FROM OPERATING ACTIVITIES. During the current period,
        -----------------------------------
the Company had net cash provided in operating activities of $47,228, as compared to $68,671 used by operating activities in the comparable period. The increase in cash provided by operating activities resulted primarily from increased net income .

        CASH FLOW FROM INVESTING ACTIVITIES. During the current period,
        -----------------------------------
the Company had net cash provided by investing activities of $5,556,457, as compared to $371,796 used in investing activities for the comparable period. The cash provided in the current period is primarily from the proceeds from the sales of the Company headquarters/office and MLP.

        CASH FLOW FROM FINANCING ACTIVITIES. During the current period,
        -----------------------------------
the Company had net cash used in financing activities of $5,114,921 as compared to $412,083 in cash provided by financing activities during the comparable period. The increase in cash used in financing activities resulted from the repayment of the subordinated debt and the mortgage payable of the Company's facilities.

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

        In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,383 net of closing costs totaling $162,136. The building was then leased by the Company under a ten-year lease agreement. As a result of the sale-leaseback of the building, the gain has been deferred and will be recognized over the term of the lease, as other income during the relevant period.

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

        Long-term debt, operating leases and other long-term obligations as of July 31, 2003 mature as follows:


                                                           Payments due
Obligations                       Total       Less than                                    more than
                                               1 year        1-3 years      4-5 years       5 years

Long-term debt                 $       --    $       --     $        --    $       --    $       --
Operating leases                3,146,210       304,500         969,470       715,720     1,156,520
Other long-term obligations            --            --              --            --            --

Total obligations              $3,146,210      $304,500        $969,470    $  715,720    $1,156,520

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

        * In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The building was then leased by the Company under a ten-year lease agreement. As a result of the sale-leaseback of the building, the gain has been deferred and will be recognized over the ten-year term of the lease as other income for each period.

        * Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

        * The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's DRP Test have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period. Such amortization costs are included in the costs of goods sold in each of the respective periods. If these estimates of the useful lives of test passages prove to be shorter periods, the Company would be required to accelerate the amortization of these passages, resulting in a reduction in income.


ITEM 3. CONTROLS AND PROCEDURES

        The Certifications required by Item 307 of Regulation S-B are set forth after the signatures to this Report.

        (a) Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, had concluded at the time of the original filing of this Quarterly Report that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this Report. However, based on a subsequent evaluation in Fiscal 2005 the Company now believes that it did not have adequate personnel and technical resources with respect to accounting for the sale-leaseback of the Company's headquarters in July 2003. As a result, the gain from the sale-leaseback was originally recognized in its entirety for the quarter during which the sale-leaseback occurred. After consulting with the Company's independent registered public accountants during Fiscal 2005, management has concluded that such gain should have been deferred and recognized over the ten-year term of the lease. On May 24, 2005, management concluded that the Company should restate its audited financial statements for the fiscal years ended October 31, 2003 and 2004, and its quarterly unaudited financial statements for the quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004, and January 31,
2005. Such restatements do not affect the Company's revenues from operations for any of these periods. These restatements will reflect the correction in the Company's accounting for the sale-leaseback transaction. The Company's management, including the Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective at the end of the interim period covered by the Report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Audit Committee has directed management to devote additional resources to disclosure controls and management is in the process of implementing such directive.

        (b) Changes in internal controls. Other than changes to our accounting for the sale-leaseback transactions noted above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

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

         Consolidated Statements of Operations          F-3

         Consolidated Statements of Cash Flows          F-5

         Notes to Consolidated Financial Statements     F-7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                       CONSOLIDATED BALANCE SHEETS

                                                                   Page 1 of 2

                                                             July 31,       October 31,
                                                             2 0 0 3          2 0 0 2
                                                             -------          -------
                                                           (Unaudited)
	ASSETS
        ------

Current assets:
  Cash and temporary investments                           $  604,673      $   115,909
  Accounts receivable, net of allowance for doubtful
    accounts of $7,021 and $24,434, respectively            1,380,137        1,071,107
  Inventories                                                 503,429          428,742
  Prepaid expenses and other current assets                   226,722          394,828
  Current assets held for sale                                     --        3,155,444
                                                           ----------      -----------

        Total current assets                                2,714,961        5,166,030

Property, plant and equipment - net of
  accumulated depreciation of $296,076 and
   $1,285,412, respectively                                    94,421        1,574,161
Property, plant and equipment held for sale                        --          184,730

Other assets:
  Test passage bank and test development, net of
   accumulated amortization of $2,685,369 and
   $2,362,963, respectively                                 2,130,269        2,202,998
  Goodwill                                                    198,159          198,159
  Deferred income taxes                                     2,040,834        1,875,670
  Other assets                                                322,140          166,356
  Other assets held for sale                                       --        1,438,658
                                                           ----------      -----------

        Total assets                                       $7,500,784      $12,806,762
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES






                        CONSOLIDATED BALANCE SHEETS

                                                                   Page 2 of 2

                                                             July 31,       October 31,
                                                             2 0 0 3          2 0 0 2
                                                             -------          -------
                                                           (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Note payable to bank                                     $       --       $       --
  Current maturities of long-term debt                             --           55,556
  Accounts payable                                            333,394          513,825
  Accrued expenses                                            856,891          713,161
  Deferred revenue                                            274,290               --
  Deferred gain on sale of building - current portion         125,439               --
  Current liabilities held for sale                                --        1,783,504
                                                           ----------       ----------

        Total current liabilities                           1,590,014        3,066,046

Subordinated debt                                                  --        3,530,141
Long-term debt, net of current portion                             --        1,530,144
Deferred gain on sale of building, net
  of current portion                                        1,118,491               --
Other liabilities held for sale                                    --          241,547
                                                           ----------      -----------

        Total liabilities                                   2,708,505        8,367,878
                                                           ----------      -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0  shares
   issued and outstanding, respectively                            --               --
  Common stock, $.0001 par value, 20,000,000
   shares authorized, 2,596,453 and 2,594,453 shares
   issued and outstanding                                         260              259
  Additional paid-in capital                                5,545,447        5,538,393
  Deferred interest                                                --         (117,293)
  Retained (deficit)                                         (753,428)        (982,475)
                                                           ----------      -----------

        Total stockholders' equity                          4,792,279        4,438,884
                                                           ----------      -----------

        Total liabilities and stockholders' equity         $7,500,784      $12,806,762
                                                           ==========      ===========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Page 1 of 2

                                                       Nine Months Ended              Three Months Ended
                                                           July 31,                        July 31,
                                                     2 0 0 3        2 0 0 2         2 0 0 3       2 0 0 2
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)

Net revenue                                        $6,356,218     $ 5,214,445      $2,478,392    $2,030,556

Cost of goods sold                                  3,215,380       2,556,797       1,212,998       922,428
                                                   ----------      ----------      ----------    ----------

Gross profit                                        3,140,838       2,657,648       1,265,394     1,108,128
                                                   ----------      ----------      ----------    ----------

Operating expenses:
  Selling expenses                                  1,130,189         787,855         341,446       189,204
  General and administrative expenses               1,484,033       1,491,571         540,626       561,365
                                                   ----------      ----------      ----------    ----------

Total operating expenses                            2,614,222       2,279,426         882,072       750,569
                                                   ----------      ----------      ----------    ----------

Income from operations                                526,616         378,222         383,322       357,559

Other income (expense):
  Gain on sale leaseback of building                   10,453              --          10,453            --
  Gain on sale of assets                                  244              --             244            --
  Interest expense, net                              (396,636)       (412,481)       (136,382)     (139,554)
                                                   ----------      ----------      ----------    ----------

Income (loss) before income taxes                     132,980         (34,259)        257,637       218,005

Income taxes (benefits)                                56,136         (13,703)        100,012        82,157
                                                   ----------      ----------      ----------    ----------

Income (loss) from continuing operations               76,844         (20,556)        157,625       135,848
                                                   ----------      ----------      ----------    ----------

Income (loss) from discontinued operations:
  (Loss) gain from operations net of income
     tax (benefit) of $(265,150), $(47,637),
     $(108,771) and $34,238, respectively            (397,724)        (70,260)       (178,125)       61,698
  Gain (loss) on disposal, net of income tax
     (benefit) of $372,494, $(1,426,517),
     $760,123 and $78,047, respectively               549,927      (2,238,244)      1,141,184       168,143
                                                   ----------      ----------      ----------    ----------

Income (loss) from discontinued operations            152,203      (2,308,504)        963,059       229,841
                                                   ----------      ----------      ----------    ----------

Net income (loss)                                  $  229,047     $(2,329,060)     $1,120,684    $  365,689
                                                   ==========     ===========      ==========    ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Page 2 of 2

                                                       Nine Months Ended              Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 3        2 0 0 2         2 0 0 3       2 0 0 2
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)

Weighted average shares outstanding
  Basic                                            2,594,475       2,584,802       2,594,518       2,594,453
  Diluted                                          2,644,277       2,584,802       2,644,321       2,594,453

Basic earnings (loss) per share
  Continuing operations                           $      .03      $     (.01)     $      .06      $      .05
  Discontinued operations                                .06            (.89)            .37             .09
                                                  ----------      ----------      ----------      ----------

                                                  $      .09      $     (.90)     $      .43      $      .14
                                                  ==========      ==========      ==========      ==========

Diluted earnings (loss) per share
  Continuing operations                           $      .03      $     (.01)     $      .06      $      .05
  Discontinued operations                                .06            (.89)            .36             .09
                                                  ----------      ----------      ----------      ----------

                                                  $      .09      $     (.90)     $      .42      $      .14
                                                  ==========      ==========      ==========      ==========






















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                                                                   Page 1 of 2
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            July 31,
                                                     2 0 0 3        2 0 0 2
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

OPERATING ACTIVITIES
  Net income (loss)                              $   229,047      $(2,329,060)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
  Depreciation and amortization                      488,214          477,208
  Deferred income taxes                             (165,164)      (1,603,083)
  Deferred interest                                  117,293           88,615
  Financial advisory services                             --            1,251
  (Gain) on sale of assets                              (244)              --
  (Gain) loss on sale of discontinued operations    (549,927)         643,568
  (Gain) on sale/leaseback of building               (10,453)              --
  Impairment of goodwill                                  --        3,021,193
Changes in operating assets and liabilities:
  Accounts receivable                               (309,030)        (385,758)
  Inventories                                        (74,687)        (152,147)
  Other assets                                        84,590           13,551
  Net assets from discontinued operations                 --          249,288
  Deferred revenue                                   274,290               --
  Accounts payable                                   (36,701)         (93,297)
                                                 -----------      -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES              47,228          (68,671)
                                                 -----------      -----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment       (44,013)         (56,120)
  Test passage bank and test development            (249,677)        (189,564)
  Proceeds from the sale of building               2,875,000               --
  Proceeds from the sale of
   discontinued operations                         4,070,000               --
  Closing costs on the sale of building             (161,891)              --
  Closing costs on sale of
   discontinued operations                          (766,293)              --
  Prepublication costs                              (151,119)        (113,551)
  Software development costs                         (15,550)         (12,561)
                                                 -----------      -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES           5,556,457         (371,796)
                                                 -----------      -----------

FINANCING ACTIVITIES
  Repayment of long-term debt                     (1,585,700)        (185,099)
  Repayment of subordinated debt                  (3,530,141)              --
  Proceeds from the exercise of
   employee stock options                                920               --
  Net borrowings on note payable to bank                  --          597,182
                                                 -----------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES          (5,114,921)         412,083
                                                 -----------      -----------



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, I
                              AND SUBSIDIARIES

                                                                   Page 2 of 2
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            July 31,
                                                     2 0 0 3        2 0 0 2
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)


NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                        $488,764      $ (28,384)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                              115,909         47,643
                                                     --------      ---------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                   $604,673      $  19,259
                                                     ========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $409,674      $ 415,545
                                                     ========      =========

  Income taxes paid                                  $ 34,442      $  24,249
                                                     ========      =========


















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES; RESTATEMENT
----------------------------------------------------------------------

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

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2002.

Goodwill Amortization
---------------------

Pursuant to SFAS 141 and 142, the Company stopped amortizing goodwill effective November 1, 2002. Had the new standard been effective at November 1, 2002, the net (loss) income for the nine and three months ended July 31, 2002 would have been $(2,286,064) and $380,021.

Restatement
-----------

Subsequent to the issuance of the Company's unaudited consolidated financial statements in its Form 10-QSB for the fiscal quarter ended July 31, 2003, the Company concluded that the treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles (Note 3.) As a result, on May 24, 2005, the Company filed a Current Report on form 8-K with the SEC announcing its decision to restate the previously-issued consolidated audited financial status for the fiscal years ended October 31, 2004 and October 31, 2003, and its unaudited consolidated financial statements for the interim fiscal quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004 and January 31, 2005. The foregoing unaudited financial statements for the fiscal quarter and nine months ended July 31, 2003 supersede the Company's previously issued unaudited consolidated financial statements for such periods.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SALE/LEASEBACK OF BUILDING
-----------------------------------

In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,353 net of closing costs totaling $162,136. The building was then leased back to the Company under a ten-year lease agreement. As a result of the sale leaseback of the building, the gain has been deferred and will be recognized over the ten-year term of the lease as other income. Among other provisions, the lease provides for additional rent to be paid by the Company for real estate taxes and insurance. Future minimum rentals under the agreement are as follows:


                Year Ended July 31,



                2004                   $  304,500
                2005                      313,780
                2006                      323,060
                2007                      332,630
                2008                      352,640
                2009 and thereafter    $1,519,600


Subsequent to the issuance of Company's unaudited financial statements in its Form 10-QSB for the fiscal quarter ended July 31, 2003, the Company concluded that its treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement does not affect previously-reported revenues for the restated period or future periods.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - SALE/LEASEBACK OF BUILDING (continued)
-----------------------------------------------


A summary of the significant effects of the restatement is as follows:


                                               As Previously
                                                  Reported         As Restated

As of July 31, 2003
-------------------

Deferred income taxes                            $1,530,823         $2,040,834
Deferred gain on sale of building (current)              --            125,439
Deferred gain on sale of building
  (net of current)                                       --          1,118,491
Retained (deficit)                                  (19,509)          (753,428)



For the three months ended July 31, 2003
----------------------------------------

Gain on sale of building                         $1,254,627             10,453
Income before income taxes                        1,501,567            257,637
Income taxes                                        610,023            100,012
Income from continuing operations                   891,544            157,625
Net income                                        1,854,603          1,120,684
Earnings per common share
  Basic and diluted (from
   continuing operations)                        $     0.34         $     0.06
                                                 ==========         ==========
  Basic and diluted                              $     0.71         $     0.42
                                                 ==========         ==========


For the nine months ended July 31, 2003
---------------------------------------

Gain on sale of building                         $1,254,627         $   10,453
Income before income taxes                        1,376,910            132,980
Income taxes                                        566,147             56,136
Income from continuing operations                   810,763             76,844
Net income                                          962,966            229,047
Earnings per common share
  Basic and diluted (from
   continuing operations)                        $     0.31         $     0.03
                                                 ==========         ==========
Basic and diluted                                $     0.36         $     0.09
                                                 ==========         ==========


NOTE 6 - SUBORDINATED DEBT
--------------------------

In July 2003, the Company prepaid the remaining outstanding principle balance on the subordinated debt totaling $3,530,141. The Company also charged to expense on the date of prepayment, the remaining deferred interest and loan originating fees with a remaining book value of $39,312 and $15,422, respectively.

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

Date:  June 13, 2005