Form 10KSB/A
period 2003-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-06-14
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB/A
(Mark One)
      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended October 31, 2003
      [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
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

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

          This Amendment No. 1 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal year ended October 31, 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal year. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2003 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.



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

          This Amendment No. 1 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal year ended October 31, 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal year. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2003 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.

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

          DRP TESTS.  Management believes that DRP tests are widely
          ---------
recognized as being advanced state-of-the-art in educational assessment. Based on descriptions contained in Tests in Print published by the Buros Institute of Mental Measurements (which endeavors to cover all tests published in the United States), it is management's belief that:

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

          TYPES OF DRP TESTS.  Specially prepared "secure" forms of
          ------------------
the Company's DRP tests are licensed for one-time or limited use by states while other "shelf" forms listed in the Company's catalogs are licensed for an indefinite period of time to schools and districts throughout the United States and Canada. Secure test forms are composed of text and test items that have never before been administered and are typically used in only one test administration as a secure test. The Company provides secure tests annually for administration in certain grades in Connecticut and New York.

          Further, with the advent of the new education act, NCLB, the DRP shelf tests are being added to testing programs in a number of states, most noticeably Alabama, Massachusetts and Utah. DRP tests have been administered in approximately 4,000 school districts across the United States.

          THE MACULAITIS TEST.  In Fiscal 1997, TASA acquired the
          -------------------
Maculaitis Assessment of Competencies test (the "Maculaitis Test"), which is a comprehensive English language assessment and evaluation program. It is intended for use in ESL, Bilingual Education and Limited English Proficiency ("LEP") programs. From 1999 through 2001, the Company made substantive revisions, including renorming, to enhance the test's marketability. Management believes that these revisions have given the Maculaitis Test wider appeal, at a time when $750 million of funding is available under Title III of NCLB. The new MAC II was launched at the end of the third quarter of Fiscal 2001.

          The MAC II is currently authorized for use in New Jersey, Illinois, Florida and Wisconsin. It is the mandated state ESL/LEP test in Rhode Island and Missouri. In spring 2004, MAC II will be used as a statewide assessment in Arkansas. This test is currently a finalist for adoption in several other states.

          SIGNPOSTS(R) EARLY LITERACY ASSESSMENT SYSTEM.  In the
          ---------------------------------------------
spring of 2001, the Company introduced the first phase of its new Signposts(r) Early Literacy Assessment System ("Signposts"). Signposts is a comprehensive system designed to provide a unique set of assessments and integrated instructional activities for students in grades K-3. Signposts spans a range of literacy strands-reading, writing, listening, and speaking-and includes a pre-DRP reading test and measurement scale for emergent readers. Management believes that the pre-DRP test's downward extension of the existing Primary DRP test will help both the Signposts and DRP programs in future adoptions. Again, the Company is seeing significant interest due to NCLB.

          TEST SCORING AND RELATED REPORTING SERVICES.  The Company
          -------------------------------------------
provides scanning, scoring, and reporting services for all of its tests to schools and districts. Company-copyrighted test answer sheets or licensed answer sheets are required for the administration of all of the Company's tests. Answer marks on these sheets are machine-read by scanner-computer systems and interpreted by Company-proprietary scoring and reporting software. Company-copyrighted conversion tables are used to convert the total number of right answers into a DRP score that indicates how well a student can comprehend text of a given difficulty (readability), or into MAC II scores and English Competency Levels. The test scores also can be interpreted normatively (i.e., in terms of national percentile norms that indicate a student's percentile rank in relation to students nationally in his or her grade) using the Company's proprietary data. All District, School and Class Level Reports of DRP test results are copyrighted by the Company, as are various Parent and Individual Reports that may be ordered by school systems for inclusion in permanent records. Third-party firms, as well as state agencies that provide scanning and scoring services to schools, also may be licensed to score the Company's tests.

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

EMPLOYEES

          As of October 31, 2003, the Company employed a total of 53 employees in its continuing operations, 47 on a full-time basis, and 6 on a part-time basis. Of the 53 employees, 16 are engaged in research and/or test development, 20 are in operations, 6 are in executive capacities, and 11 are in marketing. The Company had employed a total of 124 employees in its discontinued operations as of October 31, 2002.

GOVERNMENT REGULATIONS

          ASSESSMENT MATERIALS.  The NCLB legislation bodes well
          --------------------
for TASA. NCLB provides funding of approximately $26 billion. Almost half of that amount is for Title I funding, which requires schools that take this funding to evaluate student progress in reading.

          NCLB also provides almost one-half billion dollars for annual testing in reading and math; Title III allows for three-quarters of a billion dollars in bilingual and immigrant education and almost one billion dollars in early language literacy. The following chart illustrates that TASA is strategically positioned to take advantage of the funding opportunities under NCLB:

        Section of NCLB Act            TASA Products & Services
        -------------------            ------------------------

        Title I                        DRP/Signposts
        Early Childhood Literacy       DRP/Signposts
        Title III/ESL                  MAC II
        Annual Testing                 DRP/BETA


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

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company completed the sale/lease-back of its 30,000 square foot building in Brewster, New York. The building was constructed in 1987, with the second phase completed in 1991. In July 2003, the company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company then signed a ten-year triple net lease for the building. The Company reported a pre-tax gain on the sale totaling $1,254,383 net of closing costs totaling $162,136. As a result of the sale/leaseback, the gain has been deferred and will be recognized over the ten-year term of the lease as other income. The cost per square foot is $10.50 for the July 2003/June 2004 period and increases each year thereafter. The final year of the lease has a rental cost of $13.69 per square foot. Proceeds from the sale of the building were used to repay debt, to increase the Company's working capital and to fund the expansion of its scanning and scoring facility. In the fall of 2003, the Company completed an expansion of this scanning and scoring facility at a cost of approximately $250,000. This facility is now four times the capacity of the prior facility and will accommodate new growing business in this area.

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

          This Amendment No. 1 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal year ended October 31, 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal year. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2003 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.

COMPANY BACKGROUND

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

RESULTS OF OPERATIONS

          The assessment business has two units; proprietary products and services, and custom test development. The following table sets forth the revenues in each of these units and the annual percentage change for each of these units, for Fiscal 2003, 2002 and 2001:

            TASA Revenues Breakdown (in thousands of dollars)
                       and % of Year-To-Year Change


                                             Fiscal Year Ended October 31,
                          ---------------------------------------------------------------
                           2001-
                           2003           2003             2002               2001
                           ----           ----             ----               ----

                             %                 %                  %                    %
                           Change     $     Change      $       Change      $        Change
                           ------    ---    ------     ---      ------     ---       ------



Proprietary Products
and Services Revenues      22.6%   $4,428.3    3.9%   $4,262.8   18.0%    $3,612.5     23%

Custom Services
Revenues                   78.9%   $5,333.4   61.6%   $3,299.8   10.7%    $2,981.7     52%

Total Revenues From
Assessment Products and
Services                   48.0%   $9,761.7   29.1%   $7,562.5   14.7%    $6,594.2     35%


          The following are selected ratios as a percentage of revenues from continuing operations based on the Company's financial statements:

                                            Fiscal Year Ended October 31,
                                            -----------------------------

                                               2003      2002     2001
                                             ----------------------------

                                             ============================
Revenues from continuing operations. . . . .   100%      100%     100%
   Gross profit margins. . . . . . . . . .      48%       52%      63%
Operating expenses:
     Selling expenses. . . . . . . . . . . .    15%       15%      13%
     General & administrative. . . . . . . .    22%       27%      33%
Income from operations. . . . . . . . . . .     11%       10%      18%
Other income (expense)
   Gain (loss) on sales of assets. . . . . .    --        --       --
   Interest expense, net. . . . . . . . . .     (4%)      (7%)     (9%)
Income (loss) before income
     taxes from continuing operations. . . .     7%        3%       9%
Income taxes. . . . . . . . . . . . . . . .      3%        1%       3%
Income (loss) from continuing operations. .      4%        2%       6%
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

          INCOME FROM OPERATIONS.  Income from operations increased
          ----------------------
by $266,225 or from $777,757 in Fiscal 2002 to $1,043,982 in Fiscal
2003. The increase in income is due to increased revenues, partially offset by higher cost of sales.

          EBITDA FROM OPERATIONS. Earnings before interest, taxes,
          ----------------------
depreciation, and amortization from continuing operations increased $248,343, or 17.7%, from $1,400,949 in Fiscal 2002 to $1,649,292 in
Fiscal 2003. However, this comparison is somewhat ambiguous since, in July 2003, the Company completed the sale/leaseback of its building. Consequently, approximately $116,000 of lease expense reduced EBITDA in Fiscal 2003 without a corresponding charge in 2002.

          EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from continuing operations to EBITDA from operations.

                        EBITDA from Operations


                                             Fiscal Year Ended
                                                 October 31,

                                           2003             2002
                                           ----             ----

Income form operations               $ 1,043,982       $  777,757

Depreciation & amortization              605,310          623,192
                                     -----------       ----------

EBITDA from operations               $ 1,649,292       $1,400,949
                                     ===========       ==========


          OTHER INCOME (EXPENSES) FROM CONTINUING OPERATIONS.  Net
          --------------------------------------------------
other (expense) decreased 36%, or $202,009, from ($564,136) in Fiscal 2002 to ($362,127) in Fiscal 2003. The decrease in other (expense) was primarily due to a reduction in interest expense from the repayment of the Company's subordinated debt, as well as the gain on the sale/leaseback of the building. The Company does not currently anticipate that it will need to borrow significant capital in the next fiscal year in order to finance its core business.

          In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The building was then leased back to the Company under a ten year lease agreement. As a result of the sale leaseback, the gain on the sale has been deferred and will be recognized over the term of the lease as "other income."

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

          INCOME AND EARNINGS PER SHARE.  Combining income from
          -----------------------------
both continuing and discontinued operations, the Company had net income of $535,533 in Fiscal 2003 versus a net (loss) of ($2,348,005) in Fiscal 2002.

          For Fiscal 2003, the Company had diluted earnings per share of $0.20, versus a loss of ($0.91) per share in Fiscal 2002. Earnings from continuing operations were $355,315, or $0.13 per diluted share, in Fiscal 2003, as compared to $.05 in Fiscal 2002.

          The diluted weighted average shares outstanding were 2,661,014 in Fiscal 2003 versus 2,587,241 in Fiscal 2002.

FISCAL 2002 AS COMPARED TO FISCAL 2001

          REVENUES.  For Fiscal 2002, the Company's revenues from
          --------
continuing operations were $7,562,468, representing a 15% increase, or $968,305, over $6,594,163 for the fiscal year ended October 31, 2001 ("Fiscal 2001"). The overall increase was primarily attributable to growth of the Company's proprietary assessment products and services. The Company's proprietary testing unit increased by 18%, which growth can be attributable to the continued acceptance of the Company's key products, DRP and MAC 11, as well as significant growth of our test scoring facilities. Over the same period, the Company's custom testing unit's revenues increased modestly or, by 11%, from $2,983,892 to $3,299,400. However, custom testing business continued to be strong with a backlog of contracts going into Fiscal 2003.

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

          GROSS PROFIT.  In Fiscal 2002, gross profit decreased by
          ------------
$199,716, from $4,165,504 in Fiscal 2001 to $3,965,788 in Fiscal
2002. The gross profit margin percentage decreased in Fiscal 2002 to approximately 52% from 63% in Fiscal 2001.

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

                        EBITDA from Operations


                                             Fiscal Year Ended
                                                 October 31,

                                           2002             2001
                                           ----             ----
Income form continuing operations      $  777,757        $1,168,170

Depreciation & amortization               623,192           562,636
                                       ----------        ----------

EBITDA from continuing operations      $1,400,949        $1,730,806
                                       ==========        ==========



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

          INCOME (LOSS) AND DILUTED EARNINGS (LOSS) PER SHARE.  Net
          ---------------------------------------------------
Income after taxes was $243,576 for Fiscal 2001 versus net loss after taxes of ($2,348,005) for Fiscal 2002. For Fiscal 2002, diluted loss per share was ($.91) based on weighted average shares outstanding of 2,587,241. For Fiscal 2001, diluted earnings per share was $.10 based on weighted average shares outstanding of 2,560,042.

LIQUIDITY AND WORKING CAPITAL

          WORKING CAPITAL.  Working capital decreased by $429,194
          ---------------
during Fiscal 2003 from $2,099,984, at October 31, 2002 to $1,670,790 at October 31, 2003. This decrease resulted primarily from net assets from discontinuing operations sold during the third quarter of Fiscal 2003. The ratio of current assets to current liabilities was approximately 2.26 to 1.0 at the end of the Fiscal 2003 versus 1.68 to 1.0 at the end of Fiscal 2002.

          CASH FLOW FROM OPERATING ACTIVITIES.  During Fiscal 2003,
          -----------------------------------
the Company had net cash provided by operating activities of $709,810, as compared to $409,402 in Fiscal 2002. The increase in cash provided by operating activities resulted primarily from increased net income.

          CASH FLOW FROM INVESTING ACTIVITIES.  During Fiscal 2003,
          -----------------------------------
the Company had net cash provided by investing activities of $5,226,738, as compared to ($291,664) used in investing activities for Fiscal 2002. The cash provided by investing activities in Fiscal 2003 was primarily from the proceeds from the sale/leaseback of the Company's headquarters, and the sale of MLP.

          CASH FLOW FROM FINANCING ACTIVITIES.  The Company had net
          -----------------------------------
cash used in financing activities of ($5,067,566) for Fiscal 2003 as compared to ($49,472) for Fiscal 2002 used in financing activities. The increase in cash used for financing activities resulted from the prepayment of the subordinated debt and the mortgage payable on the Company's facilities.

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

          In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a pre-tax gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The building was then leased under a ten year lease agreement. As a result of the sale/leaseback, the gain has been deferred and will be recognized over the ten-year term of the lease, as other income. Through October 31, 2003, the Company used approximately $210,000 of the proceeds for improvements to the facilities.

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

          Long-term debt, operating leases and other long-term obligations as of October 31, 2003 mature as follows:



                                               Payments due
Obligations            Total       Less than                             more than
                                     1 year     1-3 years   4-5 years     5 years
Long-term debt      $   38,000     $  7,600     $ 22,800    $  7,600    $       --
Operating leases     3,478,743      306,820      976,648     721,085     1,474,190
Other long-term
  obligations               --          --           --           --            --

Total obligations   $3,516,743     $314,420     $999,448    $728,685    $1,474,190
                    ==========     ========     ========    ========    ==========



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

          * The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's DRP Test have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Such amortization costs are included in the costs of goods sold in that period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period. If these estimates of the useful lives of test passages prove to be shorter periods, the Company would be required to accelerate the amortization of these passages, resulting in a reduction in income.

          * In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The building was then leased by the Company under a ten year lease agreement. As a result of the sale-leaseback of the building, the gain has been deferred and will be recognized over the ten-year term of the lease as other income during the relevant period.

SELECTED FINANCIAL DATA

          The following tables summarize certain financial data for the continuing operations of the Company for Fiscal 2003, 2002, and 2001, respectively. See "Financial Statements" in Item 7 below.

                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                         2003            2002           2001
                                    ------------------------------------------

INCOME STATEMENT DATA:
Operating revenues                   $9,761,638     $ 7,562,468    $ 6,594,163
Gross profit                          4,686,490       3,965,788      4,165,504
Income before income taxes              681,855         213,621        577,870
Income from continuing operations       355,315         126,739        373,888
Income (loss) from discontinued
operations
    Income (loss) from operations
    net of income tax (benefit) of
    ($248,127), $38,239 and
    ($86,874), respectively            (372,190)         57,358       (130,312)
    Income (loss) on disposal, net
    of income tax (benefit) of
    $309,349 and ($1,604,734), and
    $--, respectively                   552,408      (2,532,102)            --
    Income (loss) from discontinued
    operations                          180,218      (2,474,744)      (130,312)
Net income (loss)                       535,533      (2,348,005)       243,576
Diluted earnings per share from
continuing operations                     $0.13           $0.05          $0.15

Balance Sheets:
Current assets                       $2,998,149     $ 5,166,030    $ 4,895,019
Total assets                          7,546,876      12,806,762     15,369,054
Long-term obligations                    30,400       5,301,832      5,521,349
Total liabilities                     2,444,890       8,367,878      8,717,776
Working capital                       1,670,790       2,099,984      1,698,592
Stockholders' equity                  5,101,986       4,438,884      6,651,278


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

          * Non-renewal of the Company's annual contract with the State of Connecticut;

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

          * Any decrease in the market for educational consulting services; and

          *  Increased competition in the field of publishing.

          The Company undertakes no obligation to release publicly any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Report.

ITEM 7.   FINANCIAL STATEMENTS

                           EXPLANATORY NOTE
                           ----------------

          This Amendment No. 1 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal year ended October 31, 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal year. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2003 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.

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

          An Evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report. Based upon that Evaluation, the Company's management, including the CEO and CFO, had concluded at the time of the original filing of this Annual Report that the design and operation of these Disclosure Controls and Internal Controls were effective as of the end of the fiscal year covered by this Annual Report. However, based on a subsequent evaluation in Fiscal 2005 the Company now believes that it did not have adequate personnel and technical resources with respect to accounting for the sale-leaseback of the Company's headquarters in July 2003. As a result, the gain from the sale-leaseback was originally recognized in its entirety in the third fiscal quarter of 2003, during which the sale-leaseback occurred. After consulting with the Company's independent registered public accountants during Fiscal 2005, management has concluded that such gain should have been deferred and recognized over the ten-year term of the lease. On May 24, 2005, the Company concluded that the Company should restate its audited consolidated financial statements for the fiscal years ended October 31, 2003 and 2004, and its quarterly unaudited consolidated financial statements for the quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004, and January 31, 2005. Such restatements do not affect the Company's revenues from operations for any of these periods. These restatements will reflect the correction in the Company's accounting for the sale-leaseback transaction. The Company's management, including the CEO and CFO, have concluded that, as of the end of the fiscal year covered by this Annual Report, the Company's Disclosure Controls were not effective at the end of such fiscal year to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Audit Committee has directed management to devote additional resources to Disclosure Controls, and management is currently in the process of implementing such directive.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In November 1998, the Company acquired substantially all of the assets of Mildred Elley. The Company financed the acquisition through the issuance of the Debentures, with the Warrants attached, pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement"), with the Cahill, Warnock Entities. Pursuant to the Securities Purchase Agreement, the
Company: (i) issued and sold to the Cahill, Warnock Entities 8% Debentures due 2003 (the "Debentures"), dated October 28, 1998 (the "Purchase Closing Date"), in the aggregate principal amount of $4,000,000, (ii) issued and sold to the Cahill, Warnock Entities, as additional consideration for purchasing the Debentures, the Warrants to acquire an aggregate of 690,229.5 shares of the Company's Common Stock, which, on the Purchase Closing Date, constituted 20% of the Company's issued and outstanding common stock on a fully diluted basis, after giving effect to the transactions contemplated in the Securities Purchase Agreement and
(iii) authorized the issuance and sale in the future to the Cahill, Warnock Entities of additional shares of the Company's Common Stock upon the Company's exercise of a put option, the terms and conditions of which are set forth in the Securities Purchase Agreement. The exercise price of the Warrants upon issuance was $1.40 per share of Common Stock, subject to certain antidilution adjustments set forth in the Warrants. On December 3, 1999, in exchange for the Cahill, Warnock Entities' consent, among other things, to subordinate the Debentures to certain financing the Company was seeking to obtain in connection with the implementation of the Company's strategic plan and pursuant to a Consent, Agreement and Amendment, dated as of December 3, 1999, among the Company and the Cahill, Warnock Entities, the Board of Directors of the Company approved a repricing of the Warrants to an exercise price of $1.125 per share of Common Stock, subject to the same antidilution adjustments referred to above. On October 1, 2002, the Company and the Cahill Warnock entities agreed to an extension of the maturity date of the Debentures from October 28, 2003 until February 1, 2004. Using a portion of the proceeds from the sale of MLP and the sale/leaseback of the Company's headquarters building, both of which occurred in Fiscal 2003, the Company prepaid the outstanding Debentures in the fourth quarter of Fiscal 2003. A portion of the Warrants held by the Cahill, Warnock Entities expired at the end of Fiscal 2003, leaving the Cahill Warnock Entities with an aggregate of 138,047 warrants outstanding until April 2005.

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

          In November 1998, the Company purchased substantially all of the assets of Mildred Elley for an aggregate purchase price of $3,000,000, paid a portion in cash and the balance with a five-year
promissory note.   Simultaneous with the closing of such purchase,
the Company's subsidiary entered into an employment agreement with Faith Takes, pursuant to which Ms. Takes agreed to remain as the President and Chief Executive Officer of the Company's post-secondary proprietary schools division. Effective June 3, 2003, the Company completed the disposition of the proprietary school business, and sold Mildred Elley to its current president and former owner. At closing, the Company received $50,000 in cash proceeds from the sale. In addition it will receive 25% of the proceeds from the sale or refinancing of the schools to a third party, which must take place within seven years from the date of closing. Substantially all the assets and liabilities on the balance sheet were acquired by the purchaser, and all pending litigation with the previous owner of the school was settled.

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

          AUDIT-RELATED FEES.  In Fiscal 2002, the Company incurred
          ------------------
$35,750 in fees in connection with Lazar's audits of the Company's performance during Fiscal 2001 and Fiscal 2002 of a contract to provide assessment and scoring services for a particular state. In Fiscal 2003, the Company incurred $12,100 in fees in connection with Lazar's audits of the Company's performance during Fiscal 2002 and Fiscal 2003 under that same state contract. Such audits were required by the state contract. In addition, the Company incurred $11,000 in Fiscal 2003 and $8,390 in Fiscal 2002 in fees for a separate Department of Education audit required for Mildred Elley, prior to the disposition of such division.

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

As discussed in Note 4 to the Consolidated Financial Statements, the accompanying 2003 financial statements have been restated.


Lazar Levine & Felix LLP
New York, New York
December 11, 2003
(June 3, 2005 as to the effects of the
  restatement discussed in Note 4)

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                                                                   Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS
                                                                  October 31,
                                                             2 0 0 3       2 0 0 2
                                                             -------       -------

ASSETS
------

Current assets:
  Cash and temporary investments                          $   984,891     $   115,909
  Accounts receivable, net of allowance for doubtful
    accounts of  $6,971 and $24,434, respectively             959,987       1,071,107
  Inventories                                                 511,410         428,742
  Prepaid expenses and other current assets                   285,844         394,828
  Deferred income taxes                                       256,017              --
  Current assets held for sale                                     --       3,155,444
                                                          -----------     -----------

          Total current assets                              2,998,149       5,166,030

Property, plant and equipment - net of
  accumulated depreciation of $395,327 and
  $1,285,412, respectively                                    195,341       1,574,161
Property, plant and equipment held for sale                        --         184,730

Other assets:
  Test passage bank and test development, net of
    accumulated amortization of $2,767,504 and
    $2,362,963, respectively                                2,153,975       2,202,998
  Goodwill                                                    198,159         198,159
  Deferred income taxes                                     1,605,011       1,875,670
  Other assets                                                396,241         166,356
  Other assets held for sale                                       --       1,438,658
                                                          -----------     -----------

          Total assets                                     $7,546,876     $12,806,762
                                                          ===========     ===========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                                                                   Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                                     October 31,
                                                               2 0 0 3         2 0 0 2
                                                               -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Lines of credit                                          $       --     $        --
  Current maturities of long-term debt                          7,600          55,556
  Accounts payable                                            131,667         513,825
  Accrued expenses                                          1,062,653         713,161
  Deferred gain on sale of building - current portion         125,439              --
Current liabilities held for sale                                  --       1,783,504
                                                          -----------     -----------

          Total current liabilities                         1,327,359       3,066,046


Subordinated debt                                                  --       3,530,141
Long-term debt, net of current portion                         30,400       1,530,144
Deferred gain on sale of building, net
  of current portion                                        1,087,131              --
Other liabilities held for sale                                    --         241,547
                                                          -----------     -----------

          Total liabilities                                 2,444,890       8,367,878
                                                          -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value,
    5,000,000 authorized, 0  shares
    issued and outstanding, respectively                           --              --
  Common stock, $.0001 par value, 20,000,000
    shares authorized, 2,603,453 and 2,594,453
    shares issued and outstanding, respectively                   260             259
  Additional paid-in capital                                5,548,668       5,538,393
  Deferred interest                                                --        (117,293)
  Retained earnings (deficit)                                (446,942)       (982,475)
                                                          -----------     -----------

          Total stockholders' equity                        5,101,986       4,438,884
                                                          -----------     -----------

          Total liabilities and stockholders' equity       $7,546,876     $12,806,762
                                                          ===========     ===========


See notes to consolidated financial statements.

                                  F - 4

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Page 1 of 2

                                                       Fiscal Year Ended October 31,
                                                   2 0 0 3        2 0 0 2        2 0 0 1
                                                   -------        -------        -------

Net revenue                                     $9,761,638     $ 7,562,468     $6,594,163

Cost of goods sold                               5,075,148       3,596,680      2,428,659
                                                ----------     -----------     ----------

Gross profit                                     4,686,490       3,965,788      4,165,504
                                                ----------     -----------     ----------

Operating expenses:
  Selling expenses                               1,453,190       1,168,912        828,061
  General and administrative expenses            2,189,318       2,019,119      2,169,273
                                                ----------     -----------     ----------

Total operating expenses                         3,642,508       3,188,031      2,997,334
                                                ----------     -----------     ----------

Income from operations                           1,043,982         777,757      1,168,170

Other income (expense):
  Gain on sale/leaseback of building                41,813              --             --
  Gain (loss) on sale of assets                         --         (14,245)            --
  Interest expense, net                           (403,940)       (549,891)      (590,300)
                                                ----------     -----------     ----------

Income before income taxes                         681,855         213,621        577,870

Income taxes                                       326,540          86,882        203,982
                                                ----------     -----------     ----------

Income from continuing operations                  355,315         126,739        373,888
                                                ----------     -----------     ----------

Income (loss) from discontinued operations:
  Income (loss) from operations net of
  income tax expense (benefit) of $(248,127),
  $38,239 and $(86,874), respectively             (372,190)         57,358       (130,312)
  Income (loss) on disposal, net of income
  tax expense (benefit) of $309,349 and
  $(1,604,734)                                     552,408      (2,532,102)            --
                                                ----------     -----------     ----------

  Income (loss) from discontinued operations       180,218      (2,474,744)      (130,312)
                                                ----------     -----------     ----------

Net income (loss)                               $  535,533     $(2,348,005)    $  243,576
                                                ==========     ===========     ==========



See notes to consolidated financial statements.

                                  F - 5

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Page 2 of 2

                                                       Fiscal Year Ended October 31,
                                                   2 0 0 3        2 0 0 2        2 0 0 1
                                                   -------        -------        -------

Weighted average shares outstanding:
  Basic                                           2,596,252      2,587,241	2,559,453
  Diluted                                         2,661,014      2,587,241      2,560,042

Basic earnings (loss) per share
  Continuing operations                          $      .14     $      .05     $      .15
  Discontinued operations                               .07           (.96)          (.05)
                                                 ----------     ----------     ----------

                                                 $      .21     $     (.91)    $      .10
                                                 ==========     ==========     ==========

Diluted earnings (loss) per share
  Continuing operations                          $      .13     $      .05     $      .15
  Discontinued operations                               .07           (.96)          (.05)
                                                 ----------     ----------     ----------

                                                 $      .20     $     (.91)    $      .10
                                                 ==========     ==========     ==========
























See notes to consolidated financial statements.

                                  F - 6

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                Additional                   Unearned        Retained
                  Preferred Stock          Common  Stock         Paid-in        Deferred     Compensatory    Earnings
                Shares      Amount      Shares      Amount       Capital        Interest     Stock           (Deficit)
                ------      ------      ------      ------       -------        --------     ----------      --------



Balance at
 November 1,
 2000              --       $   --      2,559,453     $256       $5,522,296    $ (352,523)   $(10,608)     $ 1,121,954

  Financial
   advisory
   services        --           --             --       --               --            --       9,357               --
  Interest
   expense         --           --             --       --               --       116,970          --               --
  Net income       --           --             --       --               --            --          --          243,576
                -----       ------      ---------     ----       ----------    ----------    --------      -----------

Balance at
 October 31,
 2001              --           --      2,559,453      256        5,522,296      (235,553)     (1,251)       1,365,530

  Issuance of
   common stock
   for payment
   of prior year
   bonuses         --           --         35,000        3           16,097            --          --               --
  Financial
   advisory
   services        --           --             --       --               --            --       1,251               --
  Interest
   expense         --           --             --       --               --       118,260          --               --
  Net (loss)       --           --             --       --               --            --          --       (2,348,005)
                -----       ------      ---------     ----       ----------    ----------    --------      -----------

Balance at
 October 31,
 2002              --           --      2,594,453      259        5,538,393      (117,293)         --         (982,475)

  Exercise of
   employee
   stock
   options         --           --          9,000        1           10,275            --          --               --
  Interest
   expense         --           --             --       --               --       117,293          --               --
  Net income       --           --             --       --               --            --          --          535,533
                -----       ------      ---------     ----       ----------    ----------    --------       ----------

Balance at
 October 31,
 2003              --       $   --      2,603,453     $260       $5,548,668    $       --    $     --      $  (446,942)
                =====       ======      =========     ====       ==========    ==========    ========      ===========








See notes to consolidated financial statements.

                                  F - 7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Page 1 of 2

                                                              Fiscal Year Ended October 31,
                                                         2 0 0 3        2 0 0 2         2 0 0 1
                                                         -------        -------         -------

OPERATING ACTIVITIES
Net income (loss)                                      $ 535,533     $(2,348,005)     $ 243,576
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                          605,310         623,192        562,636
  Deferred interest                                      117,293         118,260        116,970
  Deferred income taxes                                  252,759          82,319        254,502
  Financial advisory services                                 --           1,251          9,357
  (Income) loss on discontinued operations              (861,757)      1,109,248             --
  Impairment of goodwill - discontinued operations            --       3,027,588             --
  Bad debt expense                                       (17,463)         19,912             --
  Gain (loss) on sale of assets                               --          14,245             --
  (Gain) on sale/leaseback of building                   (41,813)             --             --
Changes in operating assets and liabilities:
  Accounts receivable                                    128,583         187,395       (299,897)
  Inventories                                            (82,668)        (34,644)       (80,411)
  Prepaid expenses                                       108,087        (241,414)       (26,316)
  Other assets                                            (1,388)             --             --
  Net assets from discontinued operations                     --      (2,061,462)       (40,725)
  Accounts payable and accrued expenses                  (32,666)        (88,483)       423,176
                                                      ----------     -----------     ----------

        NET CASH FLOWS FROM OPERATING ACTIVITIES         709,810         409,402      1,162,868
                                                      ----------     -----------     ----------

INVESTING ACTIVITIES
  Test passage bank and test development                (355,518)       (213,986)      (346,398)
  Software development costs                            (175,682)        (12,616)       (20,493)
  Prepublication costs                                  (169,960)             --             --
  Proceeds from the sale of building                   2,875,000              --             --
  Proceeds from sale of assets                                --              --         17,000
  Proceeds from the sale of
    discontinued operations                            4,070,000              --             --
  Closing costs on sale of building                     (161,891)             --             --
  Closing costs on sale of discontinued
    operations                                          (556,037)             --             --
  Acquisition of fixed assets                           (299,174)        (65,062)       (32,279)
                                                      ----------     -----------     ----------

        NET CASH FLOWS FROM INVESTING ACTIVITIES       5,226,738        (291,664)      (382,170)
                                                      ----------     -----------     ----------




See notes to consolidated financial statements.

                                  F - 8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   Page 2 of 2

                                                                Fiscal Year Ended October 31,
                                                           2 0 0 3         2 0 0 2        2 0 0 1
                                                           -------         -------        -------

FINANCING ACTIVITIES
  Net repayments from loan payable                               --       (49,472)       (697,748)
  Repayment of subordinated debt                         (3,530,141)           --              --
  Proceeds from the exercise of
   employee stock options                                    10,275            --              --
  Proceeds from long-term debt                               38,000            --              --
  Repayment of long-term debt                            (1,585,700)                           --            (45,592)
                                                         ----------     ---------      ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 (5,067,566)      (49,472)       (743,340)
                                                         ----------     ---------      ----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS                868,982        68,266          37,358

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                                    115,909        47,643          10,285
                                                         ----------     ---------      ----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                      $   984,891     $ 115,909       $  47,643
                                                        ===========     =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                              $   404,333     $ 554,391       $ 722,030
                                                        ===========     =========       =========
  Income taxes                                          $    34,442     $ 163,660       $  29,700
                                                        ===========     =========       =========















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

Restatement
-----------

The audited consolidated financial statements included in this Report for the Company's fiscal year ended October 31, 2003, have been restated and supersede the Company's previously-issued audited consolidated financial statements for such fiscal year (note 4).

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Accrued Expenses
----------------

Accrued expenses consist of the following:
                                              October 31,
                                            2003       2002
                                            ----       ----

Retirement plans                       $  217,999    $145,047
Commissions                                27,093      57,061
Salary                                    333,326     134,723
Professional fees                         106,394     116,078
Royalties                                  99,524      19,699
Outside services                          162,998     142,748
Other                                     115,319      97,805
                                       ----------    --------

                                       $1,062,653    $713,161
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

The pro forma net income (loss) and income (loss) per share consists of the following:

                                              Fiscal Year Ended October 31,
                                          2 0 0 3       2 0 0 2       2 0 0 1
                                          -------       -------       -------

Net income as reported                    $535,533   $(2,348,005)    $243,576
Effect of stock options                    (18,443)     (242,918)      (5,297)
                                          --------   -----------     --------

Proforma net income                       $517,090   $(2,590,923)    $238,279
                                          ========   ===========     ========
Proforma diluted earnings per share       $    .19   $     (1.00)    $    .09
                                          ========   ===========     ========

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


NOTE 4 - SALE-LEASEBACK OF BUILDING
-----------------------------------

In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The building was then leased back to the Company under a ten-year lease agreement. As a result of the sale/leaseback, the gain has been deferred and will be recognized over the term of the lease as other income. Among other provisions, the lease provides for additional rent to be paid by the Company for real estate taxes and insurance. Future minimum rentals under the agreement are as follows:


Year ended October 31,
----------------------
2004                            $  306,820
2005                               316,100
2006                               325,453
2007                               335,095
2008                               345,027
2009 and thereafter              1,850,248
                                ----------

                                $3,478,743
                                ==========


          Subsequent to the issuance of Company's audited financial statements in its Form 10-KSB for the fiscal year ended October 31, 2003, the Company concluded that its treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement does not affect previously-reported revenues for the restated period or future periods.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SALE-LEASEBACK OF BUILDING (Continued)
-----------------------------------



          A summary of the significant effects of the restatement is as follows:


                                                 As Previously      As Restated
                                                   Reported

As of October 31, 2003:
-----------------------

Deferred income taxes (non current)              $ 1,107,857       $ 1,605,011
Deferred gain on sale of building
  (current)                                               --           125,439
Deferred gain on sale of building
  (net of current)                                        --         1,087,131
Retained earnings (deficit)                          268,474          (446,942)



For the Fiscal Year Ended October 31, 2003
------------------------------------------

Gain on sale of building                         $ 1,254,383       $    41,813
Income before income taxes                         1,894,425           681,855
Income taxes                                         823,694           326,540
Income from continuing operations                  1,070,731           355,315
Net income                                         1,250,949           535,533
Earnings per common share
  Basic                                                  .48               .21
  Diluted                                                .47               .20
  Basic - continuing operations                  $      0.41       $      0.14
  Diluted - continuing operations                $      0.40       $      0.13

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - TEST PASSAGE BANK AND TEST DEVELOPMENT
-----------------------------------------------

The test passage bank is principally comprised of payroll and payroll-related costs as well as freelance consulting costs expended in the development of test passages which are used in the creation of the Company's tests. The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's Degrees of Reading Power Test ("DRP") have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. The amortization costs recognized in each period are included in cost of goods sold. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period.


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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:


                                                                October 31,
Description                Interest Rate      Due Date       2003        2002
-----------                -------------      --------       ----        ----

Secured mortgage              8 1/8%           2007      $      --    $1,585,700
payable to bank in
monthly installments
of $15,196 including
interest (Note 7)


Equipment loan            Prime + 1%           2008         38,000            --
payable in monthly                                       ---------    ----------
installments of
$633 plus interest

                                                            38,000     1,585,700


Less:  current maturities                                    7,600        55,556
                                                         ---------    ----------


                                                           $30,400    $1,530,144
                                                         =========    ==========

Long-term debt matures as follows:

Fiscal year ended October 31,
        2004                   $  7,600
        2005                      7,600
        2006                      7,600
        2007                      7,600
        2008                      7,600
                               --------
                               $ 38,000
                               ========


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
                                                     =====





NOTE  12 - INCOME TAXES
-----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:




                                                           October 31,
                                                   --------------------------
                                                    2 0 0 3          2 0 0 2
                                                    -------          -------
    Deferred tax assets:
      Goodwill                                   $    1,368       $   11,650
      Net operating loss                          1,321,138        1,842,891
      Sale/leaseback of building                    497,154               --
      Salaries                                       63,327               --
      Bad debt allowance                              2,788           29,039
      Other                                          12,811           14,652
                                                 ----------       ----------

      Gross deferred tax assets                   1,898,586        1,898,232
                                                 ----------       ----------


    Deferred tax liability:
      Test passage bank and test development        (37,558)         (22,562)
                                                 ----------       ----------

      Gross deferred tax liability                  (37,558)         (22,562)
                                                 ----------       ----------

    Net deferred tax assets                      $1,861,028       $1,875,670
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES (Continued)
----------------------

The Company's income tax expense from continuing operations consists of the following:


                                                 Fiscal Year Ended October 31,
                                          ----------------------------------------
                                           2 0 0 3        2 0 0 2         2 0 0 1
                                           -------        -------         -------
  Current:
    Federal                               $     --      $      --       $(119,521)
    State                                   73,781          4,563          69,001
                                          --------      ---------       ---------

                                            73,781          4,563         (50,520)
                                          --------      ---------       ---------
Deferred:
   Federal                                 195,888         63,797         198,512
   State                                    56,871         18,522          55,990
                                          --------      ---------       ---------

                                           252,759         82,319         254,502
                                          --------      ---------       ---------

Provision for income taxes                $326,540      $  86,882       $ 203,982
                                          ========      =========       =========



A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate for continuing operations is as follows:


                                                 Fiscal Year Ended October 31,
                                           2 0 0 3        2 0 0 2         2 0 0 1
                                           -------        -------         -------

U.S. Federal income tax statutory rate       34%            34%             34%

State income tax, net of Federal
 income tax benefit                           7              7               7

Other - including tax free
income, goodwill and net
operating losses                              7             --              (6)

Effective tax rate                           48%            41%             35%
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

                            TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

June 13, 2005              By:  /s/ ANDREW L. SIMON
                               ----------------------------------------
                             Andrew L. Simon
                             President and Chief Executive
                             Officer (principal executive officer and
                             principal financial officer)


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman      June 13, 2005
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director             June 13, 2005
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director             June 13, 2005
-------------------------
    Steven R. Berger

/s/ DONALD W. HUGHES                 Director             June 13, 2005
-------------------------
    Donald W. Hughes


-------------------------            Director
    Chris L. Nguyen


/s/ LINDA G. STRALEY                 Director             June 13, 2005
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director             June 13, 2005
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director             June 13, 2005
-------------------------
    David L. Warnock