Form 10QSB/A
period 2004-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-06-14
CIK 726603

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

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
-----------------------

  Transitional Small Business Disclosure Format (check one):

Yes         No    X
   --------   ----------

                             PART I

                     FINANCIAL INFORMATION

                        EXPLANATORY NOTE
                        ----------------

            This Amendment No. 1 on Form 10-QSB/A includes restated unaudited consolidated financial statements for the three months ended January 31, 2004, which supersede the Company's previously issued unaudited consolidated financial statements for those interim periods. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 3 to the accompanying unaudited financial statements. Except as otherwise specifically noted, all information contained herein is as of January 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2004.

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

        RESULTS OF OPERATIONS FOR THE FIRST FISCAL QUARTER
                    ENDED ON JANUARY 31, 2004

                                  Three Months
                                Ended January 31,
                                -----------------
                                                       %
                           2004          2003        Change
                           ----          ----        ------
                              (in thousands
                               of dollars)


Proprietary products
and services              $1020.7       $794.6        28.5



Custom Services
Revenues                  $1067.0       $972.3         9.7



Total Revenues
from Assessment
Products and
Services                  $2087.8      $1766.9        18.2


        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                      Three Months
                                    Ended January 31,
                                    -----------------

                                     2004      2003
                                     ----      ----

                                    (in percentages)

Revenues                             100%      100%

        Gross Profit                  48        44

Operating Expense:

        Selling Expense               13        22

        General & Administrative      30        27

Income (loss) from Operations          5        (5)

        Other Income (Expense)         1        (8)

Income (loss) from Continuing
 Operations                            4        (8)


Loss from Discontinued
Operations, net of taxes              --        (9)


Net Income (loss)                      4       (17)



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

       COST OF GOODS SOLD.  Cost of goods sold for the
       ------------------
current quarter increased by 10.9%, or $106,685, from $982,358 in the comparable quarter to $1,089,043 in the current quarter. Because of our product and service mix, cost of goods was 52% of revenues in the current quarter versus 56% in the comparable quarter.

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

        OTHER INCOME (EXPENSE).  For the current quarter the
        ----------------------
Company had net other income of $30,811 versus a net other expense of $134,780 for the comparable quarter. Interest expense declined due to the early repayment of debt. The Company did not utilize its line of credit in the current quarter. Further, other income (expense) includes recognition of deferred gain on the sale/leaseback of the Company's headquarters building in July 2003, of $31,360 in the current quarter.

        INCOME (LOSS) FROM CONTINUING OPERATIONS.  For the
        ----------------------------------------
current quarter, the Company had income from continuing operations of $80,625 versus a loss of $(139,468) in the comparable quarter.

        EBITDA FROM OPERATIONS.  Earnings (loss) before interest,
        ----------------------
taxes, depreciation and amortization on the Company's operations were $246,387 for the current quarter versus $108,488 for the comparable quarter. EBITDA increased by 127.1% as a result of increased sales and a favorable gross profit margin.

        EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income (loss) from continuing operations to EBITDA from operations.

                        EBITDA From Operations

                                 Three Months Ended
                                     January 31,
                                  2004         2003
                                  ----         ----

Income (loss) from operations   $107,384    $ (79,785)

Depreciation & amortization      139,003      188,273
                                --------    ---------

EBITDA from continuing
operations                      $246,387    $ 108,488
                                ========    =========


        DISCONTINUED OPERATIONS.  In evaluating TASA's
        ------------------------
strategic alternatives, the Company made the decision to focus or concentrate on its core business, namely assessment, in the K-12 marketplace. Accordingly, in June 2003, the Company completed the sale of Mildred Elley, its post-secondary school division, and in July, 2003, the Company completed the sale of its supplemental instructional unit, Modern Learning Press. During the first quarter of 2003, the Company took a non-cash after tax charge of ($156,982) with respect to discontinued operations.

        NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE.  For the
        -----------------------------------------------
current quarter, the Company had net income of $80,625 versus a loss of ($296,450) in the comparable quarter. For the current quarter, the Company earned $0.03 per share versus a loss of ($0.05) from continuing operations in the comparable quarter on a fully diluted basis. Including the loss from discontinued operations, the Company had a net (loss) of ($0.11) in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL.  Working capital increased by
        ----------------
$223,199 during the current quarter from $1,670,790 at October 31, 2003, to $1,893,989, at January 31, 2004. This increase resulted primarily from increases in accounts receivable and prepaid expenses and decreases in accrued expenses, as partially offset by an increase in accounts payable and a decrease in cash. The ratio of current assets to current liabilities was approximately 2.34 to 1 at the end of the current quarter.

        CASH FLOW FROM OPERATING ACTIVITIES.  During the
        ------------------------------------
current quarter, the Company had net cash used in operating activities of $325,078, as compared to net cash provided by operating activities of $70,772 in the comparable quarter. The increase in cash used in operating activities resulted primarily from increases in accounts receivable and prepaid expenses.

        CASH FLOW FROM INVESTING ACTIVITIES.  During the
        ------------------------------------
current quarter, the Company had net cash used by investing activities of $252,978, as compared to $140,679 in the comparable quarter. The increase in the cash used in the current quarter is primarily from increased expenditures in test development and the acquisition of fixed assets.

        CASH FLOW FROM FINANCING ACTIVITIES.  During the
        ------------------------------------
current quarter, the Company had net cash used in financing activities of $1,900 as compared to $12,746 during the comparable quarter. The cash used in financing activities for both quarters resulted from the repayment of long-term debt. The repayments made during the comparable quarter relate primarily to the monthly repayment of the mortgage on the Company's headquarters, which was sold in a sale-leaseback transaction in July 2003.

        Long-term debt, operating leases and other long-term obligations as of January 31, 2004 mature as follows:

                                                           Payments due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                       Total       Less than                                    more than
                                               1 year        1-3 years      4-5 years       5 years
                           -------------------------------------------------------------------------


Long-term debt                 $   36,100    $    7,600    $   22,800      $    5,700    $       --
Operating leases                3,402,618       312,233       993,395         712,288     1,384,702
Other long-term
obligations                            --            --            --              --            --


Total obligations              $3,438,718    $  319,833    $1,016,195      $  717,988    $1,384,702



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

       Consolidated Statements of Cash Flows            F-6

       Notes to Consolidated Financial Statements       F-8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                        CONSOLIDATED BALANCE SHEETS

                                                     January 31, 2004      October 31, 2003
                                                     ----------------      ----------------
                                                        (Unaudited)

ASSETS
------

Current assets:

Cash and temporary investments                         $  404,935              $  984,891

Accounts receivable, net of
 allowance for doubtful
 accounts of $7,000 and $7,000,
 respectively                                           1,475,850                 959,987

Inventories                                               522,701                 511,410

Prepaid expenses and other
 current assets                                           408,588                 285,844

Deferred income taxes                                     497,200                 256,017
                                                       ----------              ----------


        Total current assets                            3,309,274               2,998,149

Property, plant and equipment -
 net of accumulated
 depreciation of $275,111 and
 $395,327, respectively                                   376,483                 195,341


Other assets:


Test passage bank and test
 development, net of
 accumulated amortization of
 $2,869,476 and $2,767,504,
 respectively                                           2,183,575               2,153,975

Goodwill                                                  198,159                 198,159

Deferred income taxes                                   1,315,201               1,605,011

Other assets                                              299,475                 396,241
                                                       ----------              ----------



        Total assets                                   $7,682,167              $7,546,876
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                        CONSOLIDATED BALANCE SHEETS

                                                      January 31, 2004     October 31, 2003
                                                      ----------------     ----------------
                                                        (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


Current liabilities:


  Lines of credit                                       $       --            $       --

  Current maturities of long-term debt                        7,600                7,600

  Accounts payable                                          629,260              131,667

  Accrued expenses                                          652,986            1,062,653

  Deferred gain on sale of
   building - current portion                               125,439              125,439
                                                        -----------           ----------


        Total current liabilities                         1,415,285            1,327,359


Long-term debt, net of
 current portion                                             28,500               30,400

Deferred gain on sale of
 building, net of current portion                         1,055,771            1,087,131
                                                        -----------           ----------


        Total liabilities                                 2,499,556            2,444,890
                                                        -----------           ----------



Commitments and contingencies


Stockholders' equity:

  Preferred stock, $.0001 par
   value, 5,000,000 authorized, 0
   shares issued and outstanding                                 --                   --

  Common stock, $.0001 par value,
   20,000,000 shares authorized,
   2,603,453 shares issued and
   outstanding                                                  260                  260

  Additional paid-in capital                              5,548,668            5,548,668

  Retained (deficit)                                       (366,317)            (446,942)
                                                        -----------           ----------

        Total stockholders' equity                        5,182,611            5,101,986
                                                        -----------           ----------

        Total liabilities and stockholders' equity       $7,682,167           $7,546,876
                                                        ===========           ==========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended January 31,
                                         ------------------------------

                                            2 0 0 4          2 0 0 3
                                            -------          -------

                                          (Unaudited)      (Unaudited)



Net revenue                               $2,087,794       $1,766,895

Cost of goods sold                         1,089,043          982,358
                                          ----------       ----------

Gross profit                                 998,751          784,537
                                          ----------       ----------


Operating expenses:

  Selling expenses                           275,104          386,055

  General and administrative expenses        616,263          478,267
                                          ----------       ----------


Total operating expenses                     891,367          864,322
                                          ----------       ----------


Income (loss) from operations                107,384          (79,785)


Other income (expense):

  Gain on sale leaseback of building          31,360               --

  Interest expense, net                         (549)        (134,780)
                                          ----------       ----------

Income (loss) before income taxes            138,195         (214,565)

Income taxes (benefit)                        57,570          (75,097)
                                          ----------       ----------

Income (loss) from continuing operations      80,625         (139,468)
                                          ----------       ----------

Income (loss) from discontinued
  operations:

  Loss from operations net of income
   tax (benefit) of $(167,468)                    --         (304,813)
                                          ----------       ----------

  Gain on disposal, net of income
   tax of $98,554                                 --          147,831
                                          ----------       ----------

  Loss from discontinued operations               --         (156,982)
                                          ----------       ----------

Net income (loss)                         $   80,625       $ (296,450)
                                          ==========       ==========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended January 31,
                                         ------------------------------

                                            2 0 0 4          2 0 0 3
                                            -------          -------

                                          (Unaudited)      (Unaudited)



Weighted average shares outstanding:

  Basic                                    2,603,453        2,594,453

  Diluted                                  2,797,209        2,594,453


Basic earnings (loss) per share

  Continuing operations                   $      .03       $     (.05)

  Discontinued operations                         --       $     (.06)
                                          ----------       ----------

                                          $      .03       $     (.11)
                                          ==========       ==========


Diluted earnings (loss) per share

  Continuing operations                   $      .03       $     (.05)

Discontinued operations                           --             (.06)
                                          ----------       ----------

                                          $      .03       $     (.11)
                                          ==========       ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 4          2 0 0 3
                                             -------          -------

                                           (Unaudited)      (Unaudited)


OPERATING ACTIVITIES


Net income (loss)                          $   80,625       $ (296,450)

Adjustments to reconcile net
 income (loss) to net cash
 from operating activities:


 Depreciation and amortization                139,003          188,273

 Deferred interest                                 --           29,645

 Deferred income taxes                         48,627         (176,429)

 (Gain) on sale/leaseback of building         (31,360)              --

Changes in operating assets
 and liabilities:

 Accounts receivable                         (515,863)         328,532

 Inventories                                  (11,291)         (41,826)

 Prepaid expenses                            (122,744)        (167,669)

 Net assets from discontinued
  operations                                       --           26,581

 Accounts payable and accrued
  expenses                                     87,925          180,115
                                            ---------        ---------


 NET CASH FLOWS FROM OPERATING
 ACTIVITIES                                  (325,078)          70,772
                                            ---------        ---------


INVESTING ACTIVITIES

 Test passage bank and test
  development                                (131,572)         (81,853)

 Software development costs                   (13,970)            (136)

 Prepublication costs                         (46,510)         (36,724)

 Acquisition of fixed assets                  (60,926)         (21,966)
                                            ---------        ---------



 NET CASH FLOWS FROM INVESTING
 ACTIVITIES                                  (252,978)        (140,679)
                                            ---------        ---------


FINANCING ACTIVITIES

Repayment of long-term debt                    (1,900)         (12,746)
                                            ---------        ---------



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 4          2 0 0 3
                                             -------          -------

                                           (Unaudited)      (Unaudited)




NET CHANGE IN CASH AND
 TEMPORARY INVESTMENTS                       (579,956)         (82,653)

CASH AND TEMPORARY INVESTMENTS
 AT BEGINNING OF PERIOD                       984,891          182,788
                                            ---------        ---------

CASH AND TEMPORARY INVESTMENTS
 AT END OF PERIOD                            $404,935         $100,135
                                            =========        =========

SUPPLEMENTAL CASH FLOW
INFORMATION:
  Cash paid during the year for:

    Interest                                $     549        $ 152,748
                                            =========        =========

    Income taxes                            $  31,382        $  14,935
                                            ---------        =========





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

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2003.

Subsequent to the issuance of the Company's unaudited consolidated financial statements in its Form 10-QSB for the fiscal quarter ended January 31, 2004, the Company concluded that the treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles (note 3.) As a result, on May 24, 2005, the Company filed a Current Report on form 8-K with the SEC announcing its decision to restate the previously-issued consolidated audited financial status for the fiscal years ended October 31, 2004 and October 31, 2003, and its unaudited consolidated financial statements for the interim fiscal quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004 and January 31, 2005. The foregoing unaudited financial statements for the fiscal quarter ended January 31, 2004 supersede the Company's previously issued unaudited consolidated financial statements for such period


NOTE 2 -  STOCK OPTIONS
-----------------------

In January 2004, the Company granted options to purchase 73,000 shares of the Company's common stock at an exercise price of $2.10 per share.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


NOTE 2 -  STOCK OPTIONS (Continued)
-----------------------------------

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


                                    For the Quarters ended January 31,

                                          2004                 2003
                                          ----                 ----

Net income (loss) - as reported      $   80,625           $ (296,450)
Less: Total share-
based employee
compensation awards
determined under the
fair-value based
method net of tax(1)                      3,556               14,492
                                     ----------           ----------

Net income (loss) - proforma         $   77,069           $ (310,942)
                                     ==========           ==========

Net income (loss) per share
Basic - as reported                  $      .03           $     (.11)
Basic - proforma                            .03                 (.12)
Diluted - as reported                       .03                 (.11)
Diluted - proforma                          .03                 (.12)


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


NOTE 3 - RESTATEMENT
--------------------

Subsequent to the issuance of Company's unaudited financial statements in its Form 10-QSB for the fiscal quarter ended January 31, 2004, the Company concluded that its treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement does not affect previously-reported revenues for the restated period or future periods.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


NOTE 3 - RESTATEMENT (Continued)
--------------------------------

A summary of the significant effects of the restatement is as follows:


                                        As Previously Reported    As Restated
As of January 31, 2004:

Deferred income taxes (non-current)          $  830,904            $1,315,201
Deferred gain on sale of
 building  (current)                                 --               125,439
Deferred gain on sale of
 building  (net of current)                          --             1,055,771
Retained earnings (deficit)                     330,596              (366,317)



For the three months ended
 January 31, 2004:

Gain on sale/leaseback of
 building                                    $       --            $   31,360
Income before income taxes                      106,835               138,195
Income taxes                                     44,713                57,570
Income from continuing
operations                                       62,122                80,625
Net income                                       62,122                80,625
Earnings per common share
        Basic                                     $0.02                 $0.03
        Diluted                                   $0.02                 $0.03

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

Date: June 13, 2005