Form 10QSB/A
period 2004-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-06-14
CIK 726603

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
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION

                           EXPLANATORY NOTE
                           ----------------

        This Amendment No. 1 on Form 10-QSB/A includes restated unaudited consolidated financial statements for the three months and six months ended April 30, 2004, which supersede the Company's previously issued unaudited consolidated financial statements for those interim periods. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation."
See Note 3 to the accompanying unaudited financial statements. Except as otherwise specifically noted, all information contained herein is as of April 30, 2004 and does not reflect any events or changes have occurred subsequent to that date.
For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2004.

ITEM 1. FINANCIAL STATEMENTS

        he financial statements for the Company's fiscal quarter ended April 30, 2004 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2003 ("Fiscal 2003"), which may cause actual results to differ materially from those described.

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


              RESULTS OF OPERATIONS FOR THE SECOND FISCAL QUARTER
              AND FOR THE SIX-MONTH PERIOD ENDED ON APRIL 30, 2004

                           Six Months                        Three Months
                         Ended April 30,                    Ended April 30,
                         ---------------                    ---------------

                                                %                                   %
                         2004       2003      Change        2004        2003      Change
                         ----       ----      ------        ----        ----      ------
                          (in thousands                      (in thousands
                           of dollars)                        of dollars)


Proprietary
Products and
Services Revenues       $2,181.2   $1,899.0       14.9      $1,160.5     $1,104.4    5.1

Custom Testing
Services Revenues        2,603.5    1,978.8       31.6       1,536.4      1,006.5   52.6

Total Revenues
from Assessment
Products and Services    4,784.7    3,877.8       23.4       2,696.9      2,110.9   27.8


        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                        Six Months           Three Months
                                      Ended April 30,       Ended April 30,
                                      ---------------       ---------------

                                      2004       2003       2004       2003
                                      ----       ----       ----       ----
                                      (in percentages)      (in percentages)

Revenues                              100%       100%       100%       100%

        Gross Profit                   46         48         44         52

Operating Expense:

        Selling Expense                13         20         13         19

        General & Administrative       25         24         22         22

Income from Operations                  7          4          9         11

        Other Income (Expense)          1         (7)         1         (6)

Income (Loss) from
Continuing Operations                   5         (2)         6          3

Loss from Discontinued
Operations, net of taxes               --        (21)        --        (31)

Net Income (Loss)                       5        (23)         6        (28)


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

        COST OF GOODS SOLD. Cost of goods sold for the current
        ------------------
period increased by $599,782 or by 30% from $2,002,382 to $2,602,164. Cost of goods sold is now 54% of revenue versus 52% in the comparable period.

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

        Approximately two-thirds of the increase in G&A is due to the Company's decision, in Fiscal 2003, to enter into a sale/leaseback of its building. This transaction was completed in July 2003. Consequently, approximately $111,000 in rental expense incurred during the first half of Fiscal 2004 did not appear in the results of operations for the first half of Fiscal 2003. General and administrative expense is 25% of revenues in the current period versus 24% in the comparable period.

        OTHER INCOME (EXPENSE).  For the current period, the
        ----------------------
Company had net other income of $59,590 versus a net other (expense) of ($267,951) for the comparable period. For the current quarter, the Company had net other income of $28,779 versus net other (expense) of ($133,171) in the comparable quarter. The reduction in interest expense is due to the full repayment of outstanding debt in the third quarter of Fiscal 2003, using the proceeds from the sale of the Company's discontinued operations. Further, other income (expense) includes recognition of deferred gain on the sale/leaseback of the Company's headquarters building in July 2003, of $31,360 in the current quarter, and $62,720 for the current period.

        INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
        ------------------------------------------------------
TAXES.  For the current period, the Company had income from
-----
continuing operations (before taxes) of $406,831 versus a loss of ($124,657) in the comparable period. For the current quarter, the Company had income from operations of $268,636 versus income of $89,908 in the comparable quarter.

        EBITDA FROM OPERATIONS.  Earnings (loss) before interest,
        ----------------------
taxes, depreciation and amortization ("EBITDA") on the Company's operations were $638,735 for the current period versus $444,634 for the comparable period. EBITDA for the current quarter were $392,348 versus $336,146 for the comparable quarter. EBITDA increased by 44% for the period and 17% for the quarter as a result of higher revenues as well as the effect of our efforts to better our selling and general and administrative expenses.

        EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income (loss) from operations to EBITDA from operations.


                        EBITDA From Operations

                                 Six Months Ended          Three Months Ended
                                     April 30,                   April 30,
                                  2004       2003            2004        2003
                                  ----       ----            ----        ----


Income (loss) from operations   $347,241   $143,294        $239,857    $223,079

Depreciation & amortization      291,494    301,340         152,491     113,067

EBITDA from operations          $638,735   $444,634        $392,348    $336,146


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

        NET INCOME (LOSS) AND EARNINGS PER SHARE.  For the
        ----------------------------------------
current period, the Company had net income of $230,766 versus a loss of ($891,637) in the comparable period. For the current quarter, the Company had net income of $150,141 versus a loss of ($595,187) in the comparable quarter.

        For the current period, the Company earned $0.08 per share on a fully-diluted basis versus a loss of ($0.34) in the comparable period. For the current quarter, the Company earned $0.05 per share on a fully-diluted basis versus a loss of ($.23) per share in the comparable quarter.

        Earnings from continuing operations for the current period on a fully-diluted basis were $0.08 versus a loss of ($0.03) for the comparable period. Earnings per share from continuing operations for the current quarter were $0.05 versus $0.02 for the comparable quarter on a fully-diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital increased by $415,240
        ---------------
during the current period from $1,670,790 at October 31, 2003, to $2,086,030, at April 30, 2004. This increase resulted primarily from increases in accounts receivable and prepaid expenses and from decreases in accrued expenses, as partially offset by an increase in accounts payable and a decrease in cash. The ratio of current assets to current liabilities was approximately 2.72 to 1 at the end of the current quarter.

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

Long-term debt, operating leases and other long-term obligations as of April 30, 2004 mature as follows:



                                                           Payments due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                       Total       Less than                                    More than
                                               1 year        1-3 years      4-5 years       5 years
                           -------------------------------------------------------------------------
                           (C)

Long-term debt                $   34,200      $  7,600      $  22,800       $  3,800      $       --
Operating leases               3,326,493       311,460        991,002        731,815       1,292,216

Total obligations             $3,360,693      $319,060      $1,013,802      $735,615      $1,292,216
                              ==========      ========      ==========      ========      ==========




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

        The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the unaudited Consolidated Financial Statements:

        * Revenues from the Company's sales of its proprietary tests and other assessment related products are recognized when product is shipped from the Company's warehouse.
Assessment consulting revenues are recognized when the consulting services are rendered.

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

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, had concluded at the time of the original filing of this Quarterly Report that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this Report. However, based on a subsequent evaluation in Fiscal 2005 the Company now believes that it did not have adequate personnel and technical resources with respect to accounting for the sale-leaseback of the Company's headquarters in July 2003. As a result, the gain from the sale-leaseback was originally recognized in its entirety for the quarter during which the sale-leaseback occurred. After consulting with the Company's independent registered public accountants during Fiscal 2005, management has concluded that such gain should have been deferred and recognized over the ten-year term of the lease. On May 24, 2005, the Company concluded that the Company should restate its audited financial statements for the fiscal years ended October 31, 2003 and 2004, and its quarterly unaudited financial statements for the quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004 and January 31, 2005. Such restatements do not affect the Company's revenues from operations for any of these periods. These restatements will reflect the correction in the Company's accounting for the sale-leaseback transaction. The Company's management, including the Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective at the end of the interim period covered by the Report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Audit Committee has directed management to devote additional resources to disclosure controls and management is in the process of implementing such directive.

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

Consolidated Statements of Operations                      F-4

Consolidated Statements of Cash Flows                      F-6

Notes to Consolidated Financial Statements                 F-8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                             April 30,     October 31,
                                                              2 0 0 4        2 0 0 3
                                                              -------        -------
                                                            (Unaudited)
	ASSETS
        ------

Current assets:
  Cash and temporary investments                           $   637,915      $  984,891
  Accounts receivable, net of allowance for
    doubtful accounts of $4,421 and $7,000                   1,233,493         959,987
  Inventories                                                  502,826         511,410
  Prepaid expenses and other current assets                    424,616         285,844
  Deferred income taxes                                        497,200         256,017
                                                            ----------      ----------

        Total current assets                                 3,296,050       2,998,149

Property, plant and equipment - net of
  accumulated depreciation of $300,133 and
  $395,327, respectively                                       395,225         195,341

Other assets:
  Test passage bank and test development, net of
    accumulated amortization of $2,972,301 and
    $2,767,504, respectively                                 2,183,279       2,153,975
  Goodwill                                                     198,159         198,159
  Deferred income taxes                                      1,208,224       1,605,011
  Other assets                                                 321,091         396,241
                                                            ----------      ----------

        Total assets                                        $7,602,028      $7,546,876
                                                            ==========      ==========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                             April 30,     October 31,
                                                              2 0 0 4        2 0 0 3
                                                              -------        -------
                                                            (Unaudited)
	LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Lines of credit                                           $       --      $       --
  Current maturities of long-term debt                           7,600           7,600
  Accounts payable                                             250,212         131,667
  Accrued expenses                                             826,769       1,062,653
  Deferred gain on sale of building - current portion          125,439         125,439
                                                            ----------      ----------

        Total current liabilities                            1,210,020       1,327,359

Long-term debt, net of current portion                          26,600          30,400
Deferred gain on sale of building, net
 of current portion                                          1,024,411       1,087,131
                                                            ----------      ----------

        Total liabilities                                    2,261,031       2,444,890
                                                            ----------      ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
    authorized, 0  shares issued and outstanding                    --              --
  Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,616,203 and 2,603,453 shares issued
    and outstanding                                                262             260
  Additional paid-in capital                                 5,556,911       5,548,668
  Retained (deficit)                                          (216,176)       (446,942)
                                                            ----------      ----------

        Total stockholders' equity                           5,340,997       5,101,986
                                                            ----------      ----------

        Total liabilities and stockholders' equity          $7,602,028      $7,546,876
                                                            ==========      ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)



Net revenue                                        $4,784,662      $3,877,826      $2,696,868      $2,110,931

Cost of goods sold                                  2,602,164       2,002,382       1,513,121       1,020,024
                                                   ----------      ----------      ----------      ----------

Gross profit                                        2,182,498       1,875,444       1,183,747       1,090,907
                                                   ----------      ----------      ----------      ----------

Operating expenses:
   Selling expenses                                   631,306         788,743         356,202         402,688
   General and administrative expenses              1,203,951         943,407         587,688         465,140
                                                   ----------      ----------      ----------      ----------

Total operating expenses                            1,835,257       1,732,150         943,890         867,828
                                                   ----------      ----------      ----------      ----------

Income from operations                                347,241         143,294         239,857         223,079

Other income (expense):
   Gain on sale leaseback of building                  62,720              --          31,360              --
   Interest expense, net                               (3,130)       (267,951)         (2,581)       (133,171)
                                                   ----------      ----------      ----------      ----------

Income (loss) before income taxes                     406,831        (124,657)        268,636 89,908

Income taxes (benefit)                                176,065         (43,876)        118,495          31,221
                                                   ----------      ----------      ----------      ----------

Income (loss) from continuing operations              230,766         (80,781)        150,141          58,687
                                                   ----------      ----------      ----------      ----------

Income (loss) from discontinued operations:
   (Loss) income from operations, net of income
     tax (benefit) of $ --, $(102,753), $ --,
     and $65,593, respectively                             --        (219,599)             --          85,214
   Loss on disposal, net of income
     tax (benefit) of $ --, $(304,992), $ --,
     and $(403,546), respectively                          --        (591,257)             --        (739,088)
                                                   ----------      ----------      ----------      ----------
   Loss from discontinued operations                       --        (810,856)             --        (653,874)
                                                   ----------      ----------      ----------      ----------

Net income (loss)                                  $  230,766      $ (891,637)     $  150,141      $ (595,187)
                                                   ==========      ==========      ==========      ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)


Weighted average shares outstanding:
   Basic                                           2,606,580       2,594,453       2,609,812     2,594,453
   Diluted                                         2,845,495       2,594,453       2,848,728     2,594,453

Basic earnings (loss) per share
   Continuing operations                          $      .09      $     (.03)     $      .06    $      .02
   Discontinued operations                                --            (.31)             --          (.25)
                                                  ----------      ----------      ----------    ----------

                                                  $      .09      $     (.34)     $      .06    $     (.23)
                                                  ==========      ==========      ==========    ==========
Diluted earnings (loss) per share
   Continuing operations                          $      .08      $     (.03)     $      .05    $      .02
   Discontinued operations                                --            (.31)             --          (.25)
                                                  ----------      ----------      ----------    ----------

                                                  $      .08      $     (.34)     $      .05    $     (.23)
                                                  ==========      ==========      ==========    ==========





See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 4        2 0 0 3
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

OPERATING ACTIVITIES
Net income (loss)                                   $ 230,766      $(891,637)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                       291,494        301,340
  Deferred interest                                        --         58,324
  Loss on discontinued operations                          --        591,257
  Deferred income taxes                               155,604       (356,656)
  (Gain) on sale/leaseback of building                (62,720)            --
Changes in operating assets and liabilities:
  Accounts receivable                                (273,506)       (82,459)
  Inventories                                           8,584        (62,945)
  Prepaid expenses                                   (142,206)        12,678
  Net assets from discontinued operations                  --        (18,191)
  Accounts payable and accrued expenses              (117,335)       236,723
                                                    ---------      ---------

        NET CASH FLOWS FROM OPERATING ACTIVITIES       90,681       (211,566)
                                                    ---------      ---------

INVESTING ACTIVITIES
  Test passage bank and test development             (234,101)      (149,405)
  Software development costs                          (13,971)       (13,352)
  Prepublication costs                                (89,340)            --
  Acquisition of fixed assets                        (104,690)       (31,389)
                                                    ---------      ---------

        NET CASH FLOWS FROM INVESTING ACTIVITIES     (442,102)      (194,146)
                                                    ---------      ---------












See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 4        2 0 0 3
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

FINANCING ACTIVITIES
  Net borrowings on note payable to bank           $       --     $316,275
  Repayment of long-term debt                          (3,800)     (26,472)
  Exercise of stock options                             8,245          --
                                                   ----------     --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                4,445      289,803
                                                   ----------     --------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS         (346,976)    (115,909)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                              984,891      115,909
                                                   ----------     --------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                 $  637,915     $     --
                                                   ==========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                         $    3,911     $267,951
                                                   ==========     ========
  Income taxes                                     $   31,382     $ 14,935
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

Subsequent to the issuance of the Company's unaudited consolidated financial statements in its Form 10-QSB for the fiscal quarter ended April 30, 2004, the Company concluded that the treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles (note 3). As a result, on May 24, 2005, the Company filed a Current Report on form 8-K with the SEC announcing its decision to restate the previously-issued consolidated audited financial status for the fiscal years ended October 31, 2004 and October 31, 2003, and its unaudited consolidated financial statements for the interim fiscal quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004 and January 31, 2005.
The foregoing unaudited financial statements for the fiscal quarter ended April 30, 2004 supersede the Company's previously issued unaudited consolidated financial statements for such period.


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


NOTE 2 - STOCK OPTIONS (Continued)
----------------------------------

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

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------

Net income (loss) -as reported                       $230,766       $(891,637)      $150,141     $(595,187)

Less: Total share-based employee compensation
   awards determined under the fair-value based
   method net of tax(1)                                39,116          18,443         35,560         3,951
                                                     --------       ---------       --------     ---------

Net income (loss) - proforma                         $191,650       $(910,080)      $114,581     $(599,138)
                                                     ========       =========       ========     =========

Net income per share:
   Basic - as reported                               $    .09       $    (.34)      $    .06     $    (.23)
   Basic - proforma                                       .07            (.35)           .04          (.23)
   Diluted - as reported                                  .08            (.34)           .05          (.23)
   Diluted - proforma                                     .07            (.35)           .04          (.23)

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



NOTE 3 - RESTATEMENT
--------------------

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 3 - RESTATEMENT (Continued)
--------------------------------

Subsequent to the issuance of Company's unaudited financial statements in its Form 10-QSB for the fiscal quarter ended April 30, 2004, the Company concluded that its treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement does not affect previously-reported revenues for the restated period or future periods.

A summary of the significant effects of the restatement is as follows:

                                               As Previously
                                                  Reported         As Restated

As of April 30, 2004:
---------------------

Deferred income taxes (non-current)            $    736,785        $1,208,224
Deferred gain on sale of
 building  (current)                                     --           125,439
Deferred gain on sale of
building  (net of current)                           26,600         1,024,411
Retained earnings (deficit)                         462,235          (216,176)


For the three months ended April 30, 2004:
------------------------------------------

Gain on sale of building                       $         --        $   31,360
Income before income taxes                          237,276           268,636
Income taxes                                        105,627           118,495
Income from continuing operations                   131,649           150,141
Net income                                          131,649           150,141
Earnings per common share
        Basic                                         $0.05             $0.06


For the six months ended April 30, 2004:
----------------------------------------

Gain on sale of building                       $         --        $   62,720
Income before income taxes                          344,111           406,831
Income taxes                                        150,350           176,065
Income from continuing operations                   193,761           230,766
Net income                                          193,761           230,766
Earnings per common share
        Basic                                         $0.07             $0.09
        Diluted                                       $0.07             $0.08

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

Date: June 13, 2004