Form 10QSB/A
period 2004-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-06-14
CIK 726603

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
------------------

Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION

                           EXPLANATORY NOTE
                           ----------------

        This Amendment No. 1 on Form 10-QSB/A includes restated unaudited consolidated financial statements for the three months and nine months ended July 31, 2004 and 2003, which supersede the Company's previously issued unaudited consolidated financial statements for those interim periods. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 3 to the accompanying unaudited financial statements. Except as otherwise specifically noted, all information contained herein is as of July 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

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



              RESULTS OF OPERATIONS FOR THE THIRD FISCAL QUARTER
              AND FOR THE NINE-MONTH PERIOD ENDED JULY 31, 2004

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
Continuing Operations


        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                       Nine Months           Three Months
                                      Ended July 31,        Ended July 31,
                                      --------------        --------------

                                      2004      2003        2004      2003
                                      ----      ----        ----      ----
                                     (in percentages)      (in percentages)

Revenues                              100%      100%        100%      100%

        Gross Profit                   46        49          47        51

Operating Expense:

        Selling Expense                13        18          13        14

        General & Administrative       25        23          24        22

Income from Operations                  8         8          10        15

        Other Income (Expense)          1        (6)          0        (5)

Income from Continuing Operations       6         1           7         6

Income from Discontinued
Operations, Net of Taxes                0         2           0        39

Net Income                              6         4           7        45



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

        COST OF GOODS SOLD.  Cost of goods sold increased by $910,930,
        ------------------
or 28.3%, from $3,215,380 in the comparable period to $4,126,310 in the current period. Cost of goods sold is now 54% of revenues versus 51% in the comparable period. Cost of goods sold for the current quarter increased by 25.7%, or $311,148, from $1,212,998 in the comparable quarter to $1,524,146 in the current quarter. Cost of goods sold is now 53% of revenues for the current quarter versus 49% for the comparable quarter. The increase in cost of goods sold (both in terms of percent to revenues and as an actual increase) is due to the volume growth of assessment products as well as a change in revenue mix. While both assessment units have increased revenue for the period, Beck Evaluation and Testing Inc. ("BETA") now accounts for 57% of revenues for the current period versus 50% in the comparable period. The cost of sales as a percentage of revenue dollars is higher for custom services as compared to our proprietary products.

        GROSS PROFIT.  Gross profit from operations increased by
        ------------
$400,672 from $3,140,838 in the comparable period to $3,541,510 in the current period. The gross profit margin is now 46% in the current period
versus 49% in the comparable period.   For the current quarter, the gross
profit increased to $1,359,012 versus $1,265,394 in the comparable quarter. The gross profit margin is now 47% in the current quarter versus 51% in the comparable quarter.

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

        OTHER INCOME (EXPENSE).  The Company had net other income of
        ----------------------
$90,880 for the current period versus net other expense of ($393,636) for the comparable period. For the current quarter, the Company had net other income of $31,290 versus net other expense of ($125,685) for the comparable quarter. Net other income decreased due to the prepayment of long-term debt, as well as reduced utilization of the Company's line of credit. Further, other income (expense) includes recognition of deferred gain on the sale/leaseback of the Company's headquarters building in July 2003, of $31,360 in the current quarter as compared to $10,453 in the comparable quarter.

        INCOME FROM CONTINUING OPERATIONS. Income from the Company's
        ---------------------------------
continuing operations for the current period was $424,522 versus $76,844 for the comparable period. For the current quarter, the Company had income from continuing operations of $193,756 versus $157,625 in the comparable quarter.

        EBITDA FROM OPERATIONS.  Earnings before interest, taxes,
        ----------------------
depreciation and amortization on the Company's operations was $1,070,550 for the current period versus $1,014,830 for the comparable period. EBITDA for the current quarter was $431,815 versus $570,196 for the comparable quarter.

        EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from operations to EBITDA from operations.

                            EBITDA From Operations


                                     Nine-Months Ended         Three Months Ended
                                           July 31,                   July 31,
                                     2004           2003         2004          2003
                                     ----           ----         ----          ----


Income from operations           $  623,452    $  526,616      $276,211     $383,322
Depreciation & amortization         447,098       488,214       155,604      186,874
                                 ----------    ----------      --------     --------
EBITDA from operations           $1,070,550    $1,014,830      $431,815     $570,196
                                 ==========    ==========      ========     ========


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

        NET INCOME AND EARNINGS PER SHARE.  Net income for the current
        ---------------------------------
period was $424,522 in the current period versus net income of $229,047 in the comparable period. For the current quarter, the Company had net income of $193,756 versus net income of $1,120,684 in the comparable quarter.

        For the current period, the Company earned $0.15 per share (diluted) versus $0.08 earnings per share from operations in the comparable period. For the current quarter, the Company had $0.07 earnings per share (diluted) from operations versus $0.06 earnings per share in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital increased by $606,591 during
        ---------------
the current period from $1,670,790 at October 31, 2003, to $2,277,381, at July 31, 2004. This increase resulted primarily from an increase in accounts receivable and an increase in the current portion of deferred taxes as partially offset by an increase in deferred revenue. The ratio of current assets to current liabilities was approximately 2.64 to 1 at the end of the current quarter.

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

        Long-term debt, operating leases and other long-term obligations outstanding as of July 31, 2004 mature as follows:


                                                           Payments Due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                       Total       Less than                                    More than
                                               1 year        1-3 years      4-5 years       5 years
                           -------------------------------------------------------------------------

Long-term debt                $   32,300      $  7,600      $   22,800       $  1,900      $       --
Operating leases               3,079,606       316,873       1,008,040        722,873       1,031,820
Other long-term
obligations                           --            --              --             --              --
Total obligations             $3,111,906      $324,473      $1,030,840       $724,773      $1,031,820
                              ==========      ========      ==========       ========


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

  Consolidated Statements of Operations              F-3

  Consolidated Statements of Cash Flows              F-5

  Notes to Consolidated Financial Statements         F-7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                              July 31,     October 31,
                                                              2 0 0 4        2 0 0 3
                                                              -------        -------
                                                            (Unaudited)
    ASSETS
    ------

Current assets:
  Cash and temporary investments                            $  648,639      $  984,891
  Accounts receivable, net of allowance for doubtful
   accounts of $4,421 and $7,000                             1,784,473         959,987
  Inventories                                                  449,917         511,410
  Prepaid expenses and other current assets                    284,988         285,844
  Deferred income taxes                                        497,200         256,017
                                                            ----------      ----------

        Total current assets                                 3,665,217       2,998,149

Property, plant and equipment - net of
  accumulated depreciation of $324,414 and
  $395,327, respectively                                       442,958         195,341

Other assets:
  Test passage bank and test development, net of
   accumulated amortization of $3,077,221 and
   $2,767,504, respectively                                  2,197,558       2,153,975
  Goodwill                                                     198,159         198,159
  Deferred income taxes                                      1,130,133       1,605,011
  Other assets                                                 312,966         396,241
                                                           -----------      ----------

        Total assets                                        $7,946,991      $7,546,876
                                                          ============      ==========







See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                              July 31,     October 31,
                                                              2 0 0 4        2 0 0 3
                                                              -------        -------
                                                            (Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
  Lines of credit                                           $       --      $       --
  Current maturities of long-term debt                           7,600           7,600
  Accounts payable                                             208,987         131,667
  Accrued expenses                                             878,486       1,062,653
  Deferred gain on sale of building - current portion          125,439         125,439
  Deferred revenue                                             167,324              --
                                                            ----------      ----------

        Total current liabilities                            1,387,836       1,327,359

Long-term debt, net of current portion                          24,700          30,400
Deferred gain on sale of building,
  net of current portion                                       993,052       1,087,131
                                                            ----------      ----------

        Total liabilities                                    2,405,588       2,444,890
                                                            ----------      ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
   authorized, 0  shares issued and outstanding                     --              --
  Common stock, $.0001 par value, 20,000,000 shares
   authorized,  2,622,703 and 2,603,453 shares issued
   and outstanding                                                 262             260
  Additional paid-in capital                                 5,563,561       5,548,668
  Retained (deficit)                                           (22,420)       (446,942)
                                                            ----------     -----------

        Total stockholders' equity                           5,541,403       5,101,986
                                                            ----------     -----------

        Total liabilities and stockholders' equity          $7,946,991      $7,546,876
                                                            ==========      ==========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Nine Months Ended               Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)


Net revenue                                        $7,667,820     $6,356,218      $2,883,158    $2,478,392

Cost of goods sold                                  4,126,310      3,215,380       1,524,146     1,212,998
                                                  -----------     ----------      ----------    ----------

Gross profit                                        3,541,510      3,140,838       1,359,012     1,265,394
                                                  -----------     ----------      ----------    ----------

Operating expenses:
  Selling expenses                                  1,009,437      1,130,189         378,131       341,446
  General and administrative expenses               1,908,621      1,484,033         704,670       540,626
                                                  -----------     ----------      ----------    ----------

Total operating expenses                            2,918,058      2,614,222       1,082,801       882,072
                                                  -----------     ----------      ----------    ----------

Income from operations                                623,452        526,616         276,211       383,322

Other income (expense):
  Gain on sale/leaseback of building                   94,079         10,453          31,359        10,453
  Gain on sale of assets                                   --            244              --           244
  Interest expense, net                                (3,199)      (404,333)            (69)     (136,382)
                                                  -----------     ----------      ----------    ----------

Income before income taxes                            714,332        132,980          307,501      257,637


Income taxes                                          289,810         56,136          113,745      100,012
                                                  -----------     ----------      ----------    ----------

Income from continuing operations                     424,522         76,844          193,756      157,625
                                                  -----------     ----------      ----------    ----------

Income (loss) from discontinued operations:
  (Loss) gain from operations net of income
    tax (benefit) of $0, and $(265,150), $0,
    and $(108,771), respectively                           --       (397,724)              --     (178,125)
  Gain on disposal, net of income tax
    of $0, $372,494, $0, and $760,123,
    respectively                                           --        549,927               --    1,141,184
                                                  -----------     ----------      ----------    ----------

Income from discontinued operations                        --        152,203               --      963,059
                                                  -----------     ----------      ----------    ----------

Net income                                         $  424,522     $  229,047      $   193,756   $1,120,684
                                                  ===========     ==========      ===========   ==========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Nine Months Ended               Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)



Weighted average shares outstanding
  Basic                                             2,611,584       2,594,475       2,621,488       2,594,518
  Diluted                                           2,857,832       2,644,277       2,867,736       2,644,321

Basic earnings per share
  Continuing operations                            $      .16      $      .03      $      .07      $      .06
  Discontinued operations                                  --             .06              --             .37
                                                   ----------      ----------      ----------      ----------

                                                   $      .16      $      .09      $      .07      $      .43
                                                   ==========      ==========      ==========      ==========

Diluted earnings per share
  Continuing operations                            $      .15      $      .03      $      .07      $      .06
  Discontinued operations                                  --             .06                             .36
                                                   ----------      ----------      ----------      ----------

                                                   $      .15      $      .09      $      .07      $      .42
                                                   ==========      ==========      ==========      ==========





















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                              July 31,
                                                     2 0 0 4           2 0 0 3
                                                     -------           -------
                                                   (Unaudited)       (Unaudited)

OPERATING ACTIVITIES
Net income                                         $   424,522       $  229,047
Adjustments to reconcile net income to net
  cash flows from operating activities:
  Depreciation and amortization                        447,098          488,214
  Deferred income taxes                                233,695         (165,164)
  Deferred interest                                         --          117,293
  (Gain) on sale of assets                                  --             (244)
  (Gain) loss on sale of discontinued operations            --         (549,927)
  Gain on sale leaseback of building                   (94,079)         (10,453)
Changes in operating assets and liabilities:
  Accounts receivable                                 (824,486)        (309,030)
  Inventories                                           61,493          (74,687)
  Other assets                                          (2,578)          84,590
  Deferred revenue                                     167,324          274,290
  Accounts payable and accrued expenses               (106,846)         (36,701)
                                                   -----------       ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES               306,143           47,228
                                                   -----------       ----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment        (176,704)         (44,013)
  Test passage bank and test development              (353,300)        (249,677)
  Proceeds from the sale of building                        --        2,875,000
Proceeds from the sale of discontinued operations           --        4,070,000
  Closing costs on the sale of building                     --         (161,891)
  Closing costs on sale of discontinued operations          --         (766,293)
  Prepublication costs                                (107,615)        (151,119)
  Software development costs                           (13,971)         (15,550)
                                                   -----------       ----------

NET CASH FLOWS FROM INVESTING ACTIVITIES              (651,590)       5,556,457
                                                   -----------       ----------

FINANCING ACTIVITIES
  Repayment of long-term debt                           (5,700)      (1,585,700)
  Repayment of subordinated debt                            --       (3,530,141)
  Proceeds from the exercise of
    employee stock options                              14,895              920
                                                   -----------       ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 9,195       (5,114,921)
                                                   -----------       ----------


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                             July 31,
                                                     2 0 0 4         2 0 0 3
                                                     -------         -------
                                                   (Unaudited)     (Unaudited)


NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                        $(336,252)      $488,764

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                               984,891        115,909
                                                     ---------       --------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                   $ 648,639       $604,673
                                                     =========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $   4,881       $409,674
                                                     =========       ========

  Income taxes paid                                  $  57,158       $ 34,442
                                                     =========       ========






























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

Subsequent to the issuance of the Company's unaudited consolidated financial statements in its Form 10-QSB for the fiscal quarter ended July 31, 2004, the Company concluded that the treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles (note 3.) As a result, on May 24, 2005, the Company filed a Current Report on form 8-K with the SEC announcing its decision to restate the previously-issued consolidated audited financial status for the fiscal years ended October 31, 2004 and October 31, 2003, and its unaudited consolidated financial statements for the interim fiscal quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004 and January 31, 2005. The foregoing unaudited financial statements for the fiscal quarter ended July 31, 2004 supersede the Company's previously issued unaudited consolidated financial statements for such period


NOTE 2 -  STOCK OPTIONS
-----------------------

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

                                                       Nine Months Ended               Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------

Net income - as reported                            $424,522       $229,047        $193,756      $1,120,684
Less: Total share-based employee
      Compensation awards determined
      under the fair-value based
      method net of tax(1)                            90,913         18,443          51,797              --
                                                    --------       --------        --------      ----------

Net income - proforma                               $333,609       $210,604        $141,959      $1,120,684
                                                    ========       ========        ========      ==========

  Net income per share:
    Basic - as reported                             $    .16       $    .09        $    .07      $      .43
    Basic - proforma                                     .13            .08             .05             .43
    Diluted - as reported                                .15            .09             .07             .42
    Diluted - proforma                                   .12            .08             .05             .42

(1) The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: Expected volatility of 109%, risk free interest rate of 3.00%, and expected lives of 10 years for the nine and three months ended July 31, 2004; expected volatility of 114%, risk free interest rate of 3.63%, and expected lives of 10 years for the nine and three months ended July 31, 2003.
</FN)


NOTE 3 - RESTATEMENT
--------------------

Subsequent to the issuance of Company's unaudited financial statements in its Form 10-QSB for the fiscal quarter ended July 31, 2004, the Company concluded that its treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement does not affect previously-reported revenues for the restated period or future periods.

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

A summary of the significant effects of the restatement is as follows:


                                               As Previously
                                                  Reported         As Restated


As of July 31, 2004:
--------------------

Deferred income taxes (non-current)            $    671,551        $ 1,130,133
Deferred gain on sale of building (current)              --            125,439
Deferred gain on sale of building
 (net of current)                                        --            993,052
Retained earnings (deficit)                         637,489            (22,420)


For the three months ended July 31, 2004:
-----------------------------------------

Gain on sale/leaseback of building             $         --        $    31,359
Income before income taxes                          276,142            307,501
Income taxes                                        100,888            113,745
Income from operations                              175,254            193,756
Net income                                          175,254            193,756
Earnings per common share
   Basic                                              $0.07              $0.07
   Diluted                                            $0.06              $0.07


For the nine months ended July 31, 2004:
----------------------------------------

Gain on sale/leaseback of building             $         --        $    94,079
Income before income taxes                          620,253            714,332
Income taxes                                        251,238            289,810
Income from operations                              369,015            424,522
Net income                                          369,015            424,522
Earnings per common share
   Basic                                              $0.14              $0.16
   Diluted                                            $0.13              $0.15

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