Form 10KSB/A
period 2004-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-06-14
CIK 726603

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

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

          This Amendment No. 1 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal years ended October 31, 2004 and 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal years. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of
Operation." See Note 4 to the accompanying audited consolidated financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004.



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

          This Amendment No. 1 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal years ended October 31, 2004 and 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal years. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited consolidated financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004.

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

          NCLB also provides almost one-half billion dollars for annual testing in reading and math; Title III allows for thee-quarters of a billion dollars in bilingual and immigrant education and almost one billion dollars in early language literacy. The following chart illustrates that TASA is strategically positioned to take advantage of the funding opportunities under NCLB:


        Section of NCLB Act            TASA Products & Services
        -------------------            ------------------------

        Title I                        DRP/Signposts
        -------------------            -------------------------
        Early Childhood Literacy       DRP/Signposts
        -------------------            -------------------------
        Title III/ESL                  MAC II
        -------------------            -------------------------
        Annual Testing                 DRP/BETA
        -------------------            -------------------------

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

ITEM 2. DESCRIPTION OF PROPERTY

          The Company completed the sale/lease-back of its 30,000 square-foot headquarters building in Brewster, New York in July 2003. The building was constructed in 1987, with the second phase completed in 1991. In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a pre-tax gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The Company then signed a ten-year triple net lease for the building. The cost per square foot is $10.50 for the July 2003/June 2004 period and increases each year thereafter. The final year of the lease has a rental cost of $13.69 per square foot. As a result of the sale/leaseback, the gain has been deferred and will be recognized over the ten-year term of the lease as other income. Proceeds from the sale of the building were used to repay debt, to increase the Company's working capital and to fund the expansion of its scanning and scoring facility. In the fall of 2003, the Company completed an expansion of this scanning and scoring facility at a cost of approximately $250,000. This facility is now four times the capacity of the prior facility and will accommodate new growing business in this area.

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

          This Amendment No. 1 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal years ended October 31, 2004 and 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal years. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited consolidated financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004.

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
                          ----------------------------------------------------------------------------

                             %                        %                     %                      %
                           Change         $        Change       $        Change        $        Change
                        ------------------------------------------------------------------------------

Proprietary Products
and Services Revenues        5.1%     $4,481.0       1.2%    $4,428.3      3.9%     $4,262.8     18.0%
                        ------------------------------------------------------------------------------
Custom Services            103.1%     $6,704.3      25.7%    $5,333.4     61.6%     $3,299.8     10.7%
                        ------------------------------------------------------------------------------
Total Revenues from
Assessment Products
and Services                47.9%    $11,185.3      14.6%    $9,761.7     29.1%     $7,562.5     14.7%
                        ------------------------------------------------------------------------------

          The following are selected ratios as a percentage of revenues from continuing operations based on the Company's financial statements:

                                            Fiscal Year Ended October 31,
                                            -----------------------------

                                               2004      2003     2002
                                             ----------------------------

                                             ============================
Revenues from continuing operations. . . . .   100%      100%     100%
   Gross profit margins. . . . . . . . . . .    48%       48%      52%
Operating expenses:
   Selling expenses. . . . . . . . . . . . .    11%       15%      15%
   General & administrative. . . . . . . . .    25%       22%      27%
Income from operations. . . . . . . . . . . .   12%       11%      10%
Other income (expense). . . . . . . . . . . .    1%       (4%)     (7%)
   Interest expense, net. . . . . . . . . . .   --        (4%)     (7%)
Income (loss) before income taxes
from continuing operations. . . . . . . . . .   13%        7%       3%
Income taxes. . . . . . . . . . . . . . . . .    5%        3%       1%
Income (loss) from continuing operations. . .    7%        4%       2%
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

          GROSS PROFIT.  The Company's gross profit for Fiscal 2004
          ------------
increased by $703,006, or 15.0%, from $4,686,490 in Fiscal 2003 to
$5,389,496 in Fiscal 2004. The gross profit margin was 48% in both Fiscal 2004 and Fiscal 2003.

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

          INCOME FROM OPERATIONS.  Income from operations increased
          ----------------------
by $247,566, or from $1,043,982 in Fiscal 2003 to $1,291,548 in
Fiscal 2004. The increase in income is due to increased revenues, partially offset by higher cost of sales.

          EBITDA FROM OPERATIONS.  Earnings before interest, taxes,
          ----------------------
depreciation and amortization on the Company's operations were $1,879,174 for Fiscal 2004 versus $1,649,292 for Fiscal 2003.
EBITDA has been adversely affected by the sale leaseback of the Company's building.

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


          OTHER INCOME (EXPENSE) FROM OPERATIONS.  Net other
          --------------------------------------
income (expense) decreased from ($362,127) in Fiscal 2003 to $123,503 in Fiscal 2004. Other income is positively effected by the gain on the sale/leaseback of the building as well as a reduction in interest expense, net. In Fiscal 2004, the Company recognized a gain of $125,439 from the sale/leaseback transaction, compared to $41,813 recognized in Fiscal 2003. The decrease in interest expense in Fiscal 2004 was primarily due to a reduction in interest expense from the repayment of the Company's subordinated debt. In Fiscal 2004, the Company's only interest expense coincided with a capital loan to finance equipment partially offset by excess cash in an interest-bearing money market account.

          DISCONTINUED OPERATIONS.  See "Fiscal 2003 as Compared to
          -----------------------
Fiscal 2002-Discontinued Operations".

          INCOME AND EARNINGS PER SHARE.  Combining income from both
          -----------------------------
continuing and discontinued operations, the Company had net income of $535,533 in Fiscal 2003 versus net income of $822,603 in Fiscal 2004.

          For Fiscal 2003, the Company had diluted earnings per share of $0.20, versus diluted earnings per share of $0.29 in Fiscal 2004. Diluted earnings from continuing operations were $0.13 per share in Fiscal 2003, as compared to $0.29 in Fiscal 2004.

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

          INCOME FROM OPERATIONS.  Income from operations increased
          ----------------------
by $266,225, or from $777,757 in Fiscal 2002 to $1,043,982 in
Fiscal 2003. The increase in income is due to increased revenues, partially offset by higher cost of sales.

          EBITDA FROM OPERATIONS.  Earnings before interest, taxes,
          ----------------------
depreciation and amortization on the Company's operations was $1,649,292 for Fiscal 2003 versus $1,400,949 for Fiscal 2002.

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


          OTHER INCOME (EXPENSE) FROM OPERATIONS.  Net other
          --------------------------------------
(expense) decreased 36%, or $202,009, from ($564,136) in Fiscal 2002 to ($362,127) in Fiscal 2003. The decrease in other income expense was primarily due to a reduction in interest expense from the repayment of the Company's subordinated debt, as well as the gain on the sale/leaseback of the building. In Fiscal 2003, the Company recognized gain of $41,813 from the sale/leaseback transaction, and there was no comparable amount in Fiscal 2002. The Company does not currently anticipate that it will need to borrow significant capital in the next fiscal year in order to finance its core business.

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

          INCOME AND EARNINGS PER SHARE.  Combining income from both
          -----------------------------
continuing and discontinued operations, the Company had net income of $535,533 in Fiscal 2003 versus a net (loss) of ($2,348,005) in Fiscal 2002.

          For Fiscal 2003, the Company had diluted earnings per share of $0.20, versus a loss of ($0.91) per share in Fiscal 2002. Earnings from continuing operations were $355,315, or $0.13 per share, in Fiscal 2003, as compared to $.05 in Fiscal 2002.

          The diluted weighted average shares outstanding were 2,661,014 in Fiscal 2003 versus 2,587,241 in Fiscal 2002.

LIQUIDITY AND WORKING CAPITAL

          WORKING CAPITAL.  Working capital increased by $1,311,161
          ---------------
during Fiscal 2004 from $1,670,790 at October 31, 2003 to $2,981,951 at October 31, 2004. This increase resulted primarily from the increase in cash and accounts receivable. The ratio of current assets to current liabilities was approximately 2.26 to 1.0 at the end of the Fiscal 2003 versus 2.84 to 1.0 at the end of Fiscal 2004.

          CASH FLOW FROM OPERATING ACTIVITIES.  During Fiscal 2004,
          -----------------------------------
the Company had net cash provided by operating activities of $1,581,615, as compared to $688,354 in Fiscal 2003. The increase in cash provided by operating activities resulted primarily from increased net operating income, excluding the gain from the sale-leaseback of the Company's building.

          CASH FLOW FROM INVESTING ACTIVITIES.  During Fiscal 2004,
          -----------------------------------
the Company had net cash used in investing activities of $921,655, as compared to $5,226,738 provided by investing activities for Fiscal 2003. The cash provided by investing activities in Fiscal 2003 resulted from the sale of the discontinued operations and the sale-leaseback of the Company's headquarters facilities. Cash was used to purchase fixed assets and to develop test products totaling $921,655 in Fiscal 2004 and $1,000,334 in Fiscal 2003.

          CASH FLOW FROM FINANCING ACTIVITIES.  The Company had net
          -----------------------------------
cash provided by financing activities of $128,092 for Fiscal 2004 as compared to ($5,067,566) used in financing activities for Fiscal 2003. The cash provided by financing activities in Fiscal 2004 resulted primarily from the equipment financing to expand scanning and scoring facilities and from the exercise of employee stock options. The cash used in financing activities in Fiscal 2003 resulted primarily from the repayment of the subordinated debenture and mortgage on the headquarters facilities.

          In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a pre-tax gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The building was then leased under a ten-year lease agreement. As a result of the sale/leaseback, the gain was deferred and recognized over the ten-year term of the lease as "other income." The Company used approximately $253,000 of the proceeds for improvements to the facilities.

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

          * The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's DRP Test have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. The amortization costs in each period are included in the cost of goods sold for such period. Such amortization costs are included in the costs of goods sold in that period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period. If these estimates of the useful lives of test passages prove to be shorter periods, the Company would be required to accelerate the amortization of these passages, resulting in a reduction in income.

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

                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                        2004            2003            2002
                                    ------------------------------------------

Income Statement Data:
Operating revenues                  $11,185,254      $9,761,638     $ 7,562,468
Gross profit                          5,389,496       4,686,490       3,965,788
Income before income taxes            1,415,051         681,855         213,621
Income from continuing operations       822,603         355,315         126,739
Income (loss) from discontinued
  operations
  Income (loss) from operations
  net of income tax (benefit) of
  $0, ($248,127), and $38,239,
  respectively                                0        (372,190)         57,358
  Income (loss) on disposal, net
  of income tax (benefit) of $0,
  $309,349 and ($1,604,734),
  respectively                                0         552,408      (2,532,102)
  Income (loss) from discontinued
  operations                                  0         180,218      (2,474,744)
Net income (loss)                       822,603         535,533      (2,348,005)
Diluted earnings per share from
  continuing operations                   $0.29           $0.13           $0.05
Balance Sheets:
Current assets                       $4,605,990      $2,998,149     $ 5,166,030
Total assets                          8,690,506       7,546,876      12,806,762
Long-term obligations                   120,291          30,400       5,301,832
Total liabilities                     2,706,022       2,444,890       8,367,878
Working capital                       2,981,951       1,670,790       2,099,984
Stockholders' equity                  5,984,484       5,101,986       4,438,884



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



ITEM 7. FINANCIAL STATEMENTS

                          EXPLANATORY NOTE
                          ----------------

          This Amendment No. 1 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal years ended October 31, 2004 and 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal years. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited consolidated financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004.

          Financial information required by this item appears in the pages marked F-1 through F-29 at the end of this Report and are incorporated herein by reference as if fully set forth herein

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



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

          AUDIT FEES.  In Fiscal 2004 and Fiscal 2003, the Company
          ----------
incurred $62,283 and $85,042, respectively, in fees in connection with the audits of the Company's annual financial statements for the fiscal years ended October 31, 2004 and October 31, 2003, respectively, and for the reviews of the financial statements of the Company included in the Company's quarterly reports for such fiscal years.

          AUDIT-RELATED FEES.  In Fiscal 2003, the Company incurred
          ------------------
$12,100 in fees in connection with Lazar's audits of the Company's performance during Fiscal 2002 and Fiscal 2003 under a contract to provide assessment and scoring services for a particular state contract. Such audits were required by the state contract. In addition, the Company incurred $11,000 in Fiscal 2003 in fees for a separate Department of Education audit required for Mildred Elley, prior to the disposition of such division.

          TAX FEES.  The Company did not incur any fees to Lazar in
          --------
Fiscal 2004 or Fiscal 2003 for services related to tax compliance, tax planning, and reporting

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

As discussed in Note 4 to the Consolidated Financial Statements, the accompanying 2004 and 2003 financial statements have been restated.


Lazar Levine & Felix LLP
New York, New York
January 6, 2005
(Except for Note 15, the date of
  which is January 14, 2005) and
  (June 3, 2005 as to the effects of the
  restatement discussed in Note 4)

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS

                                                                  October 31,
                                                                  -----------
                                                             2 0 0 4       2 0 0 3
                                                             -------       -------
ASSETS
------

Current assets:
  Cash and temporary investments                         $1,751,487     $   963,435
  Accounts receivable, net of allowance for
    doubtful accounts of $4,417 and
    $6,971, respectively                                  1,526,559         959,987
  Inventories                                               431,196         511,410
  Prepaid expenses and other current assets                 338,354         285,844
  Restricted cash                                            21,954          21,456
  Deferred income taxes                                     536,440         256,017
                                                         ----------     -----------


        Total current assets                              4,605,990       2,998,149



Property, plant and equipment - net of
  accumulated depreciation of $284,567 and
  $395,327, respectively                                    525,319         195,341


Other assets:
  Test passage bank and test development,
    net of accumulated amortization of
    $3,174,865 and $2,767,504, respectively               2,227,077       2,153,975
  Goodwill                                                  198,159         198,159
  Deferred income taxes                                     807,672       1,605,011
  Other assets                                              326,289         396,241
                                                         ----------     -----------


        Total assets                                     $8,690,506     $ 7,546,876
                                                         ----------     -----------





















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS (Continued)

                                                                     October 31,
                                                               2 0 0 4        2 0 0 3
                                                               -------        -------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Lines of credit                                          $        --     $       --
  Current maturities of long-term debt                          28,606          7,600
  Accounts payable                                             119,448        131,667
  Accrued expenses                                           1,350,546      1,062,653
  Deferred gain on sale of building -
    current portion                                            125,439        125,439
                                                            ----------     ----------


        Total current liabilities                            1,624,039      1,327,359
                                                            ----------     ----------


Long-term debt, net of current portion                         120,291         30,400
Deferred gain on sale of building, net
  of current portion                                           961,692      1,087,131
                                                            ----------     ----------


        Total liabilities                                    2,706,022      2,444,890
                                                            ==========     ==========

Commitments and contingencies


Stockholders' equity:
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized,
    0 shares-issued and outstanding,
    respectively                                                    --             --
  Common stock, $.0001 par value,
    20,000,000 shares authorized,
    2,627,703 and 2,603,453 shares issued
    and outstanding, respectively                                  263            260
  Additional paid-in capital                                 5,609,480      5,548,668
  Subscriptions receivable                                        (920)            --
  Retained earnings                                            375,661       (446,942)
                                                            ----------     ----------


        Total stockholders' equity                           5,984,484      5,101,986
                                                            ----------     ----------


Total liabilities and stockholders' equity                  $8,690,506     $7,546,876
                                                            ==========     ==========








See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Fiscal Year Ended October 31,
                                                   2 0 0 4        2 0 0 3        2 0 0 2
                                                   -------        -------        -------

Net revenue                                     $11,185,254     $9,761,638      $7,562,468

Cost of goods sold                                5,795,758      5,075,148       3,596,680
                                                -----------     ----------      ----------

Gross profit                                      5,389,496      4,686,490       3,965,788
                                                -----------     ----------      ----------

Operating expenses:
  Selling expenses                                1,278,178      1,453,190       1,168,912
  General and administrative expenses             2,819,770      2,189,318       2,019,119
                                                -----------     ----------      ----------

Total operating expenses                          4,097,948      3,642,508       3,188,031
                                                -----------     ----------      ----------

Income from operations                            1,291,548      1,043,982         777,757

Other income (expense):
  Gain on sale/leaseback of building                125,439         41,813              --
  Gain (loss) on sale of assets                          --             --         (14,245)
  Interest expense, net                              (1,936)      (403,940)       (549,891)
                                                -----------     ----------      ----------

Income before income taxes                        1,415,051        681,855         213,621

Income taxes                                        592,448        326,540          86,882
                                                -----------     ----------      ----------

Income from continuing operations                   822,603        355,315         126,739
                                                -----------     ----------      ----------

Income (loss) from discontinued
operations:
  Income (loss) from operations
    net of income tax expense
    (benefit) of $ --, $(248,127),
    and $38,239, respectively                            --       (372,190)         57,358
  Income (loss) on disposal, net
    of income tax expense (benefit)
    of $ --, $309,349 and $(1,604,734),
    respectively                                         --        552,408      (2,532,102)
                                                -----------     ----------      ----------
Income (loss) from discontinued operations               --        180,218      (2,474,744)
                                                -----------     ----------      ----------

Net income (loss)                               $   822,603     $  535,533     $(2,348,005)
                                                ===========     ==========      ----------











See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)



                                                       Fiscal Year Ended October 31,
                                                   -------------------------------------
                                                   2 0 0 4        2 0 0 3        2 0 0 2
                                                   -------        -------        -------
Weighted average shares outstanding:
  Basic                                          2,614,662       2,596,252      2,587,241
  Diluted                                        2,870,327       2,661,014      2,587,241


Basic earnings (loss) per share
  Continuing operations                          $     .31       $     .14      $     .05
  Discontinued operations                               --             .07           (.96)
                                                 ---------       ---------      ---------

                                                 $     .31       $     .21      $    (.91)
                                                 =========       =========      =========

Diluted earnings (loss) per share
  Continuing operations                          $     .29       $     .13      $     .05
  Discontinued operations                               --             .07           (.96)
                                                 ---------       ---------      ---------


                                                 $     .29       $     .20      $    (.91)
                                                 =========       =========      =========
























See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                             Additional                Unearned                         Retained
                  Preferred Stock         Common Stock       Paid-in      Deferred     Compensatory   Subscriptions     Earnings
                Shares      Amount     Shares      Amount    Capital      Interest     Stock          Receivable        (Deficit)
                ------      ------     ------      ------    -------      --------     ------------   -------------     --------




Balance at
 November 1,
 2001             --      $   --     2,559,453    $256      $5,522,296    $(235,553)    $(1,251)      $     --         $ 1,365,530


Issuance of
 common
 stock for
 payment of
 prior year
 bonuses          --          --        35,000       3         16,097            --          --             --                  --
Financial
 advisory
 services         --          --            --      --             --            --       1,251             --                  --
Interest
 expense          --          --            --      --             --       118,260          --             --                  --
Net (loss)        --          --            --      --             --            --          --             --          (2,348,005)
               -----        ----     ---------    ----     ----------       -------       -----          -----          ----------


Balance at
 October 31,
 2002             --          --     2,594,453     259      5,538,393      (117,293)         --             --            (982,475)


Exercise of
 employee
 stock
 options          --          --         9,000       1         10,275            --          --             --                  --
Interest
 expense          --          --            --      --             --       117,293          --             --                  --
Net income        --          --            --      --             --            --          --             --             535,533
               -----        ----     ---------    ----      ---------       -------       -----          -----          ----------


Balance at
 October 31,
 2003             --          --     2,603,453     260      5,548,668            --          --             --            (446,942)


Issuance of
 warrants         --          --            --      --         42,700            --          --             --                  --
Exercise of
 employee
 stock
 options          --          --        24,250       3         18,112            --          --            (920)                --
Net income        --          --            --      --             --            --          --              --            748,594
               -----        ----     ---------    ----     ----------       -------       -----           -----         ----------


Balance at
 October 31,
 2004             --      $   --     2,627,703    $263     $5,609,480     $      --      $   --        $   (920)       $   375,661
               =====      ======     =========    ====     ==========     =========      =======       =========       ===========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Fiscal Year Ended October 31,
                                                         2 0 0 4        2 0 0 3         2 0 0 2
                                                         -------        -------         -------

OPERATING ACTIVITIES
Net income (loss)                                     $   822,603     $  535,533     $(2,348,005)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                           587,626        605,310         623,192
  Deferred interest                                            --        117,293         118,260
  Deferred income taxes                                   516,916        252,759          82,319
  Financial advisory services                                  --             --           1,251
  (Income) loss on discontinued operations                     --       (861,757)      1,109,248
  Impairment of goodwill -
    discontinued operations                                    --             --       3,027,588
  Bad debt expense                                             --        (17,463)         19,912
  (Gain) loss on sale of assets                                --             --          14,245
  (Gain) on sale/leaseback of building                   (125,439)       (41,813)             --
Changes in operating assets and liabilities:
  Restricted cash                                            (498)       (21,456)             --
  Accounts receivable                                    (566,572)       128,583         187,395
  Inventories                                              80,214        (82,668)        (34,644)
  Prepaid expenses                                         (8,906)       108,087        (241,414)
  Other assets                                                 --         (1,388)             --
  Net assets from discontinued operations                      --             --      (2,061,462)
  Accounts payable and accrued expenses                   275,671        (32,666)        (88,483)
                                                       ----------     ----------     -----------


NET CASH FLOWS FROM OPERATING ACTIVITIES                1,581,615        688,354         409,402
                                                       ----------     ----------     -----------


INVESTING ACTIVITIES
  Test passage bank and test development                 (480,463)      (355,518)       (213,986)
  Software development costs                              (13,971)      (175,682)        (12,616)
  Prepublication costs                                   (135,927)      (169,960)             --
  Proceeds from the sale of building                           --      2,875,000              --
  Proceeds from the sale of discontinued operations            --      4,070,000              --
  Closing costs on sale of building                            --       (161,891)             --
  Closing costs on sale of discontinued operations             --       (556,037)             --
  Acquisition of fixed assets                            (291,294)      (299,174)        (65,062)
                                                       ----------     ----------     -----------


NET CASH FLOWS FROM INVESTING ACTIVITIES                 (921,655)     5,226,738        (291,664)
                                                       ----------     ----------     -----------















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                              Fiscal Year Ended October 31,
                                                         2 0 0 4        2 0 0 3         2 0 0 2
                                                         -------        -------         -------

FINANCING ACTIVITIES
  Repayments from loan payable                                --             --         (49,472)
  Repayment of subordinated debt                              --     (3,530,141)             --
  Proceeds from the exercise
    of employee stock options                             17,195         10,275              --
  Proceeds from long-term debt                           118,497         38,000              --
  Repayment of long-term debt                             (7,600)    (1,585,700)             --
                                                      ----------    -----------      ----------


NET CASH FLOWS FROM FINANCING ACTIVITIES                 128,092     (5,067,566)        (49,472)
                                                      ----------    -----------      ----------


NET CHANGE IN CASH AND TEMPORARY INVESTMENTS             788,052        847,526          68,266


CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                                   963,435        115,909          47,643
                                                      ----------    -----------      ----------


CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                                      $1,751,487    $   963,435      $  115,909
                                                      ----------    -----------      ----------


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                            $    5,621    $   404,333      $  554,391
                                                      ----------    -----------      ----------
  Income taxes                                        $   57,158    $    34,442      $  163,660
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

Restatement
-----------

The audited consolidated financial statements included in this Report for the Company's fiscal years ended October 31, 2004 and 2003, have been restated and supersede the Company's previously-issued audited consolidated financial statements for such fiscal years (note 4).

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

The pro forma net income (loss) and income (loss) per share consists of the following:


                                              Fiscal Years Ended October 31,
                                     --------------------------------------------
                                       2 0 0 4          2 0 0 3          2 0 0 2
                                       -------          -------          -------

Net income as reported                $ 822,603        $ 535,533       $(2,348,005)
Effect of stock options                (138,993)         (18,443)         (242,918)
                                      ---------        ---------       -----------

Proforma net income                   $ 683,610        $ 517,090       $(2,590,923)
                                      =========        =========       ===========
Historic basic earnings
  per share                           $     .31        $     .21       $      (.91)
Historic diluted earnings
  per share                           $     .29        $     .20       $      (.91)
Proforma basic earnings
per share                             $     .26        $     .20       $     (1.00)
Proforma diluted earnings
  per share                           $     .24        $     .19       $     (1.00)




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

                                             Fiscal Years Ended October 31,
                                             ------------------------------
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


NOTE 4 - SALE-LEASEBACK OF BUILDING
-------------------------------------

In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,383, net of closing costs totaling $162,136 in fiscal 2003. The building was then leased back to the Company under a ten-year lease agreement. As a result of the sale/leaseback, the gain was deferred and recognized over the term of the lease. Among other provisions, the lease provides for additional rent to be paid by the Company for real estate taxes and insurance. The Company also has a lease for its Texas office for payments aggregating $37,289 over the next five years. In addition, the Company has leases on certain of its equipment. Future minimum rentals on the leases are as follows:

Year ended October 31,
----------------------
2005                       $  357,938
2006                          364,380
2007                          359,738
2008                          346,110
2009                          355,250
2010 and thereafter         1,402,681
                          -----------

                           $3,186,097
                           ==========



            Subsequent to the issuance of Company's audited consolidated financial statements in its Form 10-KSB for the fiscal year ended October 31, 2004, the Company concluded that its treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement does not affect previously-reported revenues for the restated period or future periods.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - SALE-LEASEBACK OF BUILDING (Continued)
-----------------------------------


            A summary of the significant effects of the restatement is as follows:


                                                 As Previously      As Restated
                                                   Reported

As of October 31, 2004:
-----------------------

Deferred income taxes-long term                  $   361,948       $   807,672
Deferred gain on sale of building (current)               --           125,439
Deferred gain on sale of building
  (net of current)                                        --           961,692
Retained earnings                                  1,017,068           375,661


For the fiscal year ended October 31, 2004:
-------------------------------------------

Gain on Sale/Leaseback of building                        --           125,439
Income before income taxes                         1,289,612         1,415,051
Income taxes                                         541,018           592,448
Income from continuing operations                    748,594           822,603
Net income                                           748,594           822,603
Earnings per common share
     Basic                                             $0.29             $0.31
     Diluted                                           $0.26             $0.29

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


NOTE 7 - MORTGAGE
-----------------

The Company mortgaged its facilities for $1,800,000 in 1997. Borrowings on the mortgage incurred interest at the rate of 8 1/8% per annum. The mortgage was to be repaid through equal monthly installments with a balloon payment due in Fiscal 2007. The mortgage was prepaid in July 2003 upon the sale-leaseback of the facilities (note 4).

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
                                              =====



NOTE 12 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:


                                                           October 31,
                                                   --------------------------
                                                    2 0 0 4          2 0 0 3
                                                    -------          -------
     Deferred tax assets:


         Goodwill                                  $     --       $    1,368
         Net operating loss                         806,436        1,321,138
         Sale/leaseback of building                 445,724          497,154
         Salaries                                    84,404           63,327
         Rent                                        24,697            8,597
         Bad debt allowance                           1,767            2,788
         Other                                        5,393            4,214
                                                   --------       ----------

         Gross deferred tax assets                1,368,421        1,898,586
                                                  --------        ----------

     Deferred tax liability:
         Goodwill                                    (8,607)              --
         Test passage bank and test development     (15,702)         (37,558)
                                                   --------       ----------

         Gross deferred tax liability               (24,309)         (37,558)
                                                   --------       ----------


     Net deferred tax assets                     $1,344,112       $1,861,028
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 - INCOME TAXES (Continued)
----------------------

The Company's income tax expense from continuing operations consists of the following:



                                                 Fiscal Year Ended October 31,
                                          ----------------------------------------
                                           2 0 0 4        2 0 0 3         2 0 0 2
                                           -------        -------         -------
  Current:
   Federal                               $      --     $       --      $       --
   State                                    75,531         73,781           4,563
                                         ---------     ----------      ----------

                                            75,531         73,781           4,563
                                         ---------     ----------      ----------

  Deferred:
   Federal                                 400,611        195,888          63,797
   State                                   116,306         56,871          18,522
                                         ---------     ----------      ----------

                                           516,917        252,759          82,319
                                         ---------     ----------      ----------

Provision for income taxes               $ 592,448     $  326,540      $   86,882
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