Form 10QSB/A
period 2005-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-06-14
CIK 726603

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
------------------

Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION

                          EXPLANATORY NOTE
                          ----------------

        This Amendment No. 1 on Form 10-QSB/A includes restated unaudited consolidated financial statements for the three months ended January 31, 2005 and 2004, which supersede the Company's previously issued unaudited consolidated financial statements for those interim periods. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 5 to the accompanying financial statements. Except as otherwise specifically noted, all information contained herein is as of January 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Report on Form 10-QSB for the quarter ended January 31, 2005.

ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended January 31, 2005 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2004 ("Fiscal 2004"), which may cause actual results to differ materially from those described.

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


        The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                      Three Months
                                    Ended January 31,
                                    -----------------

                                     2005      2004
                                     ----      ----

                                    (in percentages)

Revenues                             100%      100%

        Gross Profit                  49        48

Operating Expense:

        Selling Expense               13        13

        General & Administrative      30        30

Income from Operations                 6         5

        Other Income                   1         1

Income Before Income Taxes             7         7

Income Taxes                           3         3

Net Income                             4         4



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

        OTHER INCOME (EXPENSE).  For the current quarter, the
        ---------------------
Company had net other income of $33,939 versus net other income of $30,811. Other income includes recognition of deferred gain from the sale/leaseback of the Company's headquarters building in July 2003, of $31,360 and $31,360, respectively, for the current quarter and the comparable quarter. For the past seven quarters, the Company has been cash flow positive. Consequently, we are now generating cash in excess of operating requirements which is invested in an interest-bearing account.

        NET INCOME AND EARNINGS PER SHARE.  For the current
        ---------------------------------
quarter, the Company's net income increased by $30,722 or from $80,625 in the comparable quarter to $111,347 in the current quarter. For the current quarter, the Company earned $0.04 per diluted share versus $0.03 in the comparable quarter.

        EBITDA.  EBITDA is a non-GAAP financial measure and
        ------
should not be used as a substitute for directly comparable GAAP financial measures. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from continuing operations to EBITDA:


                              EBITDA from Operations

                                         Three Months
                                      Ended January 31,
                                      -----------------

                                     2005            2004
                                     ----            ----
                                         (in dollars)


Net Income From Operations         $157,782        $107,384

Depreciation & amortization         159,453         139,003
                                   --------        --------

EBITDA                             $317,235        $246,387
                                   ========        ========


LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL.  Working capital increased by
        ---------------
$106,481 during the current quarter from $2,981,951 at October 31, 2004 to $3,088,432 at January 31, 2005. This increase resulted primarily from the increase in accounts receivable.
The ratio of current assets to current liabilities was approximately 2.83 to 1.0 at October 31, 2004 versus 3.02 to 1.0 at January 31, 2005.

        CASH FLOW FROM OPERATING ACTIVITIES.  During the
        -----------------------------------
current quarter, the Company had net cash provided by operating activities of $38,451, as compared to ($325,078) used in operating activities in the comparable quarter. The increase in cash provided by operating activities resulted primarily from increased net operating income and a smaller increase in accounts receivable.

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

        * The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's DRP Test have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. The amortization costs for a period are included in the cost of goods sold for such period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period.
If these estimates of the useful lives of test passages prove to be shorter periods, the Company would be required to accelerate the amortization of these passages, resulting in a reduction in income.


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

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, had concluded at the time of the original filing of this Quarterly Report that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this Report. However, based on a subsequent evaluation in Fiscal 2005 the Company now believes that it did not have adequate personnel and technical resources with respect to accounting for the sale-leaseback of the Company's headquarters in July 2003. As a result, the gain from the sale-leaseback was originally recognized in its entirety for the quarter during which the sale-leaseback occurred. After consulting with the Company's independent registered public accountants during Fiscal 2005, management has concluded that such gain should have been deferred and recognized over the ten-year term of the lease. On May 24, 2005, management concluded that the Company should restate its audited financial statements for the fiscal years ended October 31, 2003 and 2004, and its quarterly unaudited financial statements for the quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004, and January 31,
2005. Such restatements do not affect the Company's revenues from operations for any of these periods. These restatements will reflect the correction in the Company's accounting for the sale-leaseback transaction. The Company's management, including the Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective at the end of the interim period covered by this Report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Audit Committee has directed management to devote additional resources to disclosure controls and management is in the process of implementing such directive.

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

  Consolidated Statements of Cash Flows              F-6

  Notes to Consolidated Financial Statements         F-8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                        January 31,           October 31,
                                                          2 0 0 5               2 0 0 4
                                                          -------               -------
                                                        (Unaudited)

ASSETS
------

Current assets:
  Cash and temporary investments                       $1,572,656             $1,751,487
  Accounts receivable, net of allowance
    for doubtful accounts of $14,232
    and $4,417, respectively                            1,765,557              1,526,559
  Inventories                                             426,196                431,196
  Prepaid expenses and other current
    assets                                                290,380                338,354
  Restricted cash                                          22,924                 21,954
  Deferred income taxes                                   536,440                536,440
                                                       ----------             ----------


        Total current assets                            4,614,153              4,605,990

Property, plant and equipment - net of
  accumulated depreciation of $322,788 and
  $284,567, respectively                                  587,657                525,319

Other assets:
  Test passage bank and test development,
    net of accumulated amortization of $3,274,629
    and $3,174,865, respectively                        2,294,639              2,227,077
  Goodwill                                                316,233                198,159
  Deferred income taxes                                   748,269                807,672
  Other assets                                            303,434                326,289
                                                       ----------             ----------


        Total assets                                   $8,864,385             $8,690,506
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


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                        January 31,           October 31,
                                                          2 0 0 5               2 0 0 4
                                                          -------               -------
                                                        (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------




Current liabilities:
  Lines of credit                                     $       --             $       --
  Current maturities of long-term debt                    28,923                 28,606
  Accounts payable                                       366,473                119,448
  Accrued expenses                                     1,004,886              1,350,546
  Deferred gain on sale of building-
    current portion                                      125,439                125,439
                                                      ----------             ----------


        Total current liabilities                      1,525,721              1,624,039



Long-term debt, net of current portion                   113,078                120,291
Deferred gain on sale of building, net
  of current portion                                     930,332                961,692
                                                      ----------             ----------

        Total liabilities                              2,569,131              2,706,022
                                                      ----------             ----------


Commitments and contingencies


Stockholders' equity:
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized,
    0 shares-issued and outstanding,
    respectively                                              --                     --
  Common stock, $.0001 par value,
    20,000,000 shares authorized,
    2,779,750 and 2,627,703 shares
    issued and outstanding,
    respectively                                             278                    263
  Additional paid-in capital                           5,807,968              5,609,480
  Subscriptions receivable                                    --                   (920)
  Retained earnings                                      487,008                375,661
                                                      ----------             ----------

        Total stockholders' equity                     6,295,254              5,984,484
                                                      ----------             ----------


Total liabilities and stockholders' equity            $8,864,385             $8,690,506
                                                      ==========             ==========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended January 31,
                                         ------------------------------

                                            2 0 0 5          2 0 0 4
                                            -------          -------
                                          (Unaudited)      (Unaudited)

Net revenue                               $2,652,829       $2,087,794

Cost of goods sold                         1,347,672        1,089,043
                                          ----------       ----------

Gross profit                               1,305,157          998,751

Operating expenses:
  Selling expenses                           341,424          275,104
  General and administrative expenses        805,951          616,263
                                          ----------       ----------

Total operating expenses                   1,147,375          891,367
                                          ----------       ----------

Income from operations                       157,782          107,384

Other income (expense):
Gain on sale/leaseback of building            31,360           31,360
Interest income (expense), net                 2,579             (549)
                                          ----------       ----------

Income before income taxes                   191,721          138,195

Income taxes                                  80,374           57,570
                                          ----------       ----------

Net income                                $  111,347       $   80,625
                                          ==========       ==========

Weighted average shares outstanding:
Basic                                      2,715,490        2,603,453
Diluted                                    2,974,518        2,797,209

Earnings per share:
Basic                                     $      .04       $      .03
Diluted                                   $      .04       $      .03













See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 5          2 0 0 4
                                             -------          -------
                                           (Unaudited)      (Unaudited)


OPERATING ACTIVITIES
Net income                                  $  111,347       $   80,625
Adjustments to reconcile net
  income to net
Cash provided by operating activities:
  Depreciation and amortization                159,453          139,003
  Deferred income taxes                         59,403           48,627
  (Gain) on sale/leaseback of building         (31,360)         (81,360)


Changes in operating assets
  and liabilities:
    Restricted cash                               (970)              --
    Accounts receivable                       (238,998)        (515,863)
    Inventories                                  5,000          (11,291)
    Prepaid expenses                            47,974         (122,744)
    Other assets                                 1,388               --
    Accounts payable and accrued expenses      (94,710)          87,925
                                              --------         --------


NET CASH FLOWS FROM OPERATING ACTIVITIES        18,527         (325,078)
                                              --------         --------


INVESTING ACTIVITIES
  Test passage bank and test development      (167,326)        (131,572)
  Acquisition of fixed assets                 (100,559)         (60,926)
  Software development costs                        --          (13,970)
  Prepublication costs                              --          (46,510)
  Cash and fees paid to acquire
    stock of Assessment & Evaluation
    Concepts Inc. ("AEC")                      (83,000)              --
                                              --------         --------


NET CASH FLOWS FROM INVESTING ACTIVITIES      (350,885)        (252,978)
                                              --------         --------









See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 5          2 0 0 4
                                             -------          -------

                                           (Unaudited)      (Unaudited)

FINANCING ACTIVITIES
  Proceeds from the exercise of warrants      155,303               --
  Proceeds from the exercise of
    employee stock options                      4,200               --
  Stock subscriptions received                    920               --
  Repayment of long-term debt                  (6,896)          (1,900)
                                           ----------         --------


NET CASH FLOWS FROM FINANCING ACTIVITIES      153,527           (1,900)
                                           ----------         --------


NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                (178,831)        (579,956)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                    1,751,487          984,891
                                           ----------         --------


CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                         $1,572,656         $404,935
                                           ==========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the quarter for:

  Interest                                 $    6,556         $    549
                                           ==========         ========
  Income taxes                             $    2,354         $ 31,382
                                           ==========         ========

Noncash investing and financing
  activities:
    Stock issued in acquisition of
      AEC                                  $   39,000         $     --
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

Subsequent to the issuance of the Company's unaudited consolidated financial statements in its Form 10-QSB for the fiscal quarter ended January 31, 2005, the Company concluded that the treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles (See Note 5.) As a result, on May 24, 2005, the Company filed a Current Report on form 8-K with the SEC announcing its decision to restate the previously-issued consolidated audited financial status for the fiscal years ended October 31, 2004 and October 31, 2003, and its unaudited consolidated financial statements for the interim fiscal quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004 and January 31, 2005. The foregoing unaudited financial statements for the fiscal quarter ended January 31, 2005 supersede the Company's previously issued unaudited consolidated financial statements for such period.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------------

Stock Based Compensation (continued)
------------------------------------

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

In January 2005, the Company granted options to purchase 56,000 shares of the Company's Common Stock pursuant to the 2000 Stock Option Plan at an exercise price of $3.15 per share. Also in January 2005, the Company granted options to purchase an aggregate of 50,000 shares of the Company's Common Stock pursuant to the 2000 Stock Option Plan to the two officers of AEC pursuant to employment agreements (note 2).

The pro forma net income and income per share consists of the following:

                                    Three Months Ended January 31,

                                    2 0 0 5                2 0 0 4
                                    -------                -------
                                  (Unaudited)            (Unaudited)


Net income as reported              $111,347               $80,625
Effect of stock options,
  net of tax                          35,988                 3,556
                                    --------               -------

Proforma net income                  $75,359               $77,069
                                    ========               =======


Historic basic earnings
  per share                         $    .04               $   .03
Historic diluted earnings
  per share                         $    .04               $   .03
Proforma basic earnings
  per share                         $    .03               $   .03
Proforma diluted earnings
  per share                         $    .03               $   .03

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------------

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
                                  ==========              ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------------

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

NOTE 5 - SALE-LEASEBACK OF BUILDING
-----------------------------------

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

Subsequent to the issuance of Company's unaudited financial statements in its Form 10-QSB for the fiscal quarter ended January 31, 2005, the Company concluded that its treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement does not affect previously-reported revenues for the restated period or future periods.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 5 - SALE-LEASEBACK OF BUILDING (Continued)
-----------------------------------------------

A summary of the significant effects of the restatement is as follows:


                                           As Previously Reported   As Restated



As of January 31, 2005:
-----------------------

Deferred income taxes (non-current)              $  315,403         $  748,269
Deferred gain on sale of building
  (current)                                              --            125,439
Deferred gain on sale of
  building  (net of current)                             --            930,332
Retained earnings                                 1,109,913            487,008



For the three months ended January 31, 2005:
--------------------------------------------

(Gain) on sale of building                       $       --         $  (31,360)
Income before income taxes                          160,361            191,721
Income taxes                                         67,516             80,374
Net income                                           92,845            111,347
Earnings per common share
   Basic and diluted                             $     0.03         $     0.04

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