Form 10QSB
period 2005-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-06-14
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2005

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of June 7, 2005: 2,795,250 shares of Common Stock, par value
------------------------------------------------------------
$0.0001 per share.
------------------

Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended April 30, 2005 are attached to this Report, commencing at page F-1.

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

BACKGROUND

          For over twenty-eight years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. In Fiscal 2002, the Company determined that its core business was assessment. It believed that this category provided better long-term growth and profit potential than either the proprietary school business or the supplemental instruction segment. Consequently, during the second fiscal quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school, and in the third quarter of Fiscal 2003, the Company reached the decision to sell its supplemental instruction materials business, Modern Learning Press. Accordingly, both of these segments were reported as discontinued operations. See the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2003.

RESULTS OF OPERATIONS

          The following table compares the revenues for the product and custom assessment units for the second quarter and six-month period ended April 30, 2005 versus the second quarter and six-month period ended April 30, 2004.


                   RESULTS OF OPERATIONS FOR THE SECOND FISCAL QUARTER
                   AND FOR THE SIX-MONTH PERIOD ENDED ON APRIL 30, 2005

                               Six Months                         Three Months
                             Ended April 30,                     Ended April 30,
                             ---------------                     ---------------

                                                    %                                    %
                           2005         2004      Change        2005         2004      Change
                           ----         ----      ------        ----         ----      ------
                             (in thousands                      (in thousands
                              of dollars)                        of dollars)

Proprietary
Products and
Services Revenues        $1,752.9     $2,181.2    (19.6)      $1,012.7     $1,160.5    (12.7)

Custom Testing
Services Revenues        $3,280.2     $2,603.5     26.0       $1,367.6     $1,536.4    (11.0)

Total Revenues
from Assessment
Products and
Services                 $5,033.1     $4,784.7      5.2       $2,380.3     $2,696.9    (11.7)



          The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                        Six Months           Three Months
                                      Ended April 30,       Ended April 30,
                                      ---------------       ---------------

                                      2005       2004       2005       2004
                                      ----       ----       ----       ----
                                      (in percentages)      (in percentages)

Revenues                              100%       100%       100%       100%

     Gross Profit                      53         46         57         44

Operating Expense:

     Selling Expense                   15         13         17         13

     General & Administrative          32         25         33         22

Income from Operations                  6          7          7          9

        Other Income (Expense)          1          1          1          1

Income Before Taxes                     8          9          8         10

Income Taxes                            3          4          4          4

Net Income                              4          5          4          6



          REVENUES. Net Revenues for the six month period ended
          --------
April 30, 2005 ("the current period") increased by 5.2% or $248,450 to $5,033,112 as compared to net revenues of $4,784,662 in the six months ended April 30, 2004 ("the comparable period").

          Net revenues for the three month period ended April
30, 2005 (the "current quarter") decreased by 11.7%, or
$316,585, to $2,380,283 as compared to $2,696,868 in the three-
month period ended April 30, 2004 (the "comparable quarter").

          Revenues from assessment products and services through the Company's proprietary tests unit decreased 19.6%, or $428,382, during the current period or from $2,181,245 in the comparable period to $ 1,752,863 in the current period.

          Revenues from assessment products and services through the Company's proprietary tests unit for the current quarter decreased by 12.7%, or $147,859, or from $1,160,530 in the comparable quarter to $1,012,671 in the current quarter.

          The Company is still seeing the effect of large order placements in the first half of 2004: most notably Los Angeles, California and Orange County, Florida. However, we see this business firming up in the second half of the year with the launch of new proprietary tests as well as anticipated third party scoring volume.

          Revenues from custom assessment and services increased by 26%, or $676,832, to $3,280,249 in the current period from $2,603,417 in the comparable period.

          Revenues from custom assessment and services for the current quarter were down by 11%, or $168,787, from $1,536,400 in the comparable quarter to $1,367,613 in the current quarter.

          The decline in the current quarter custom assessment and services revenues is a timing issue. At the end of the current quarter, the Company had $466,751 in deferred revenues. Additionally during the past 120 days, the Company had its booked future business increase by almost $9.2 million as a result of new business activities. As of May 1, 2005, the Company has booked future business aggregating $19.1 million.

          COST OF GOODS SOLD. Cost of goods sold for the current
          ------------------
period decreased by $225,843, or by 9%, from $2,602,164 in the comparable period to $2,376,321 in the current period. Cost of goods is now 47% of revenues in the current period versus 54% of revenues in the comparable period. The favorable variance is due to the mix of products and services for the first six months of Fiscal 2005.

          Cost of goods sold for the current quarter decreased by 32%, or $484,472, from $1,513,121 in the comparable quarter to $1,028,649 in the current quarter. Cost of goods is 43% in the current quarter versus 56% in the comparable quarter. The positive dollar variance is partially due to lower revenue in the current quarter and partially due to a favorable mix of products and services.

          GROSS PROFIT.  For the current period, gross profit
          ------------
increased by 22%, or $474,293, from $2,182,498 in the comparable period to $2,656,791 in the current period. The gross profit margin is 53% in the current period versus 46% in the comparable period.
            Gross profit for the current quarter increased by 14%, or $167,887, from $1,183,747 in the comparable quarter to $1,351,634 in the current quarter. The gross profit margin is now 57% in the current quarter versus 44% in the comparable quarter.

          SELLING EXPENSE.  Selling expense for the current
          ---------------
period increased by 18%, or $ 114,828, from $631,306 in the comparable period to $746,134 in the current period. Selling expense is now 15% of revenues in the current period versus 13% in the comparable period.

          Selling expense for the current quarter increased by 14%, or $ 48,508, from $356,202 in the comparable quarter to $404,710 in the current quarter. Selling expense is now 17% of revenues in the current quarter versus 13% in the comparable quarter.

          Last year we made the decision to withhold spending as we conducted market research to refocus and reposition our proprietary business. This year we are spending closer to our historic level.

          GENERAL AND ADMINISTRATIVE EXPENSE.  General and
          ----------------------------------
administrative expense for the current period increased by $390,572, or 32%, and are now $1,594,523 in the current period versus $1,203,951 in the comparable period. General and administrative expenses are now 32% of revenues versus 25% in the comparable period.

          General and administrative expenses increased by $200,884 in the current quarter, or 34%, and are now $788,572 in the current quarter versus $587,688 in the comparable quarter.
A significant portion of the period and quarter increases relate to the evaluation and implementation of internal controls to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased professional fees with respect to new regulatory requirements, and internal restructuring expenses, including the Company's hiring of a new chief operating officer for its proprietary unit.

          EBITDA.  EBITDA is a non-GAAP financial measure and
          ------
should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from operations to EBITDA .

                                       EBITDA

                                 Six Months Ended          Three Months Ended
                                     April 30,                   April 30,
                                  2005       2004            2005        2004
                                  ----       ----            ----        ----


Income from operations          $316,134   $347,241        $158,352    $239,857

Depreciation & amortization      321,169    291,494         161,716     152,491
                                --------   --------        --------    --------
EBITDA                          $637,303   $638,735        $320,068    $392,348
                                ========   ========        ========    ========


          OTHER INCOME.  For the current period, the Company had
          ------------
other income of $66,634 versus $59,590 for the comparable period. For the current quarter, the Company had other income of $32,695 versus $28,779 in the comparable quarter. Other income includes the quarterly recognition of the gain on the sale/leaseback of the Company's headquarters building which occurred in July 2003, as well as interest income during the quarter.

          NET INCOME AND EARNINGS PER SHARE.  For the current
          ---------------------------------
period, the Company's net income decreased by 6%, or $13,528, from $230,766 in the comparable period to $217,238 in the current period.

          For the current quarter, the Company's net income decreased by 29%, or $44,250. Net income was $105,891 in the current quarter versus $150,141 in the comparable quarter.

          For the current period, the Company earned $0.07 per diluted share versus $0.08 per diluted share in the comparable period. For the current quarter, the Company earned $0.04 per diluted share versus $0.05 per diluted share in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL. Working capital increased by $283,254
          ---------------
during the current period from $2,981,951 at October 31, 2004, to $3,265,205, at April 30, 2005. This increase resulted primarily from the increase in prepaid expenses and from a decrease in accrued expenses, as partially offset by an increase in deferred revenue. The ratio of current assets to current liabilities was approximately 2.84 to 1.0 at October 31, 2004 versus 2.94 to 1.0 at April 30, 2005.

          CASH FLOW FROM OPERATING ACTIVITIES. During the
          -----------------------------------
current period, the Company had net cash provided by operating activities of $438,933, as compared to net cash provided by operating activities of $90,681 in the comparable period. The increase in cash provided by operating activities resulted primarily from an increase in deferred revenue.

          CASH FLOW FROM INVESTING ACTIVITIES. During the
          -----------------------------------
current period, the Company had net cash used in investing activities of $617,552, as compared to $442,102 in the comparable period. The increase in the cash used in investing activities resulted primarily from increased development expenses for new or improved test products and the cash expended in the acquisition of Assessment Evaluation Concepts Inc. in January 2005.

          CASH FLOW FROM FINANCING ACTIVITIES. The Company had
          -----------------------------------
net cash provided by financing activities of $242,589 in the current period as compared to $4,445 in the comparable period. The cash provided by financing activities in the current period resulted primarily from the proceeds from the exercise of warrants and employee stock options and the financing of certain equipment.

          During the current period, options to purchase 17,500 shares of the Company's Common Stock were exercised resulting in aggregate proceeds to the Company of $13,570. In addition, warrants for the purchase of 138,047 shares of the Company's Common Stock were exercised in the current period resulting in aggregate proceeds to the Company of $155,303.

          During the current period, pursuant to the 2000 Stock Option Plan, options to purchase an aggregate of 146,000 shares of the Company's Common Stock were granted to employees of the Company at exercise prices ranging from $3.06 to $3.15 per share; of these options, 40,000 were granted in the current quarter in connection with the hiring of a chief operating officer for the Company's proprietary unit. In addition, options to purchase 12,500 shares of the Company's Common Stock were granted to directors pursuant to the Company's Directors Stock Option Plan at an exercise price of $3.20. All granted options may not be exercised prior to the first anniversary of the date of the grant.

          In January 2005, the Company acquired all of the outstanding stock of Assessment and Evaluation Concepts Inc. in exchange for $83,000 and 12,000 shares of the Company's Common Stock. In addition, options to purchase 50,000 shares (included in the 146,000 options described above) of the Company's Common Stock were granted pursuant to the 2000 Plan on the date of the closing exercisable at $3.06 per share, the fair market value on that date. The options are exercisable commencing one year from the closing, through January 2015. In addition, the Company entered into two-year employment agreements with the two officers of AEC. Pursuant to the agreements, the officers of AEC are entitled to a base salary and bonuses determined by the attainment of certain performance goals. Goodwill totaling $118,074 was recorded as a result of the acquisition.

          Long-term debt, operating leases and other long-term obligations as of April 30, 2005 mature as follows:



                                                           Payments Due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                       Total       Less than                                    More than
                                               1 year        1-3 years      4-5 years       5 years
                           -------------------------------------------------------------------------
                           (C)


Long-term debt                $  221,693     $  44,951     $   93,221       $ 83,521      $       --

Operating Leases               3,108,840       363,801        721,007        710,573       1,313,459

Other long-term
obligations (1)                1,906,380       876,672      1,029,708             --              --

TOTAL
OBLIGATIONS                   $5,236,913     $1,285,424    $1,843,936       $794,094      $1,313,459





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

       * The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's DRP Test have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period. Such amortization costs are included in the costs of goods sold over those periods. If these estimates of the useful lives of test passages prove to be shorter periods, the Company would be required to accelerate the amortization of these passages, resulting in a reduction in income.

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

          An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, had concluded at the time of the original filing of this Quarterly Report that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this Report. However, based on a subsequent evaluation in Fiscal 2005 the Company now believes that it did not have adequate personnel and technical resources with respect to accounting for the sale-leaseback of the Company's headquarters in July 2003. As a result, the gain from the sale-leaseback was originally recognized in its entirety for the quarter during which the sale-leaseback occurred. After consulting with the Company's independent registered public accountants during Fiscal 2005, management has concluded that such gain should have been deferred and recognized over the ten-year term of the lease. On May 24, 2005, management concluded that the Company should restate its audited financial statements for the fiscal years ended October 31, 2003 and 2004, and its quarterly unaudited financial statements for the quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004, and January 31,
2005. Such restatements do not affect the Company's revenues from operations for any of these periods. These restatements reflect the correction in the Company's accounting for the sale-leaseback transaction. Such accounting treatment of the sale/leaseback transaction has been reported in this Quarterly Report on a basis that is consistent with that used in the restated financial statements. The Company's management, including the Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective at the end of the interim period covered by the Report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Audit Committee has directed management to devote additional resources to disclosure controls and management is in the process of implementing such directive.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual meeting of stockholders on April 29, 2005. At the meeting the stockholders took the following actions:

          (a) The proposal to elect Michael D. Beck as a director of the Company was approved by a vote of 2,683,213 votes in favor of his election, with 18,830 votes against and no abstentions and broker non-votes, representing a vote of 96.5% of the votes present cast in favor of the election of Mr. Beck.

          (b) The proposal to elect Steven R. Berger as a director of the Company was approved by a vote of 2,680,713 votes in favor of his election, with 21,330 votes against and no abstentions and broker non-votes, representing a vote of 96.4% of the votes present cast in favor of the election of Mr.
Berger.

          (c) The proposal to elect Donald W. Hughes as a director of the Company was approved by a vote of 2,686,513 votes in favor of his election, with 15,530 votes against and no abstentions and broker non-votes, representing a vote of 96.7% of the votes present cast in favor of the election of Mr.
Hughes.

          (d) The proposal to elect Chris L. Nguyen as a director of the Company was approved by a vote of 2,688,263 votes in favor of his election, with 13,780 votes against and no abstentions and broker non-votes, representing a vote of 96.7% of the votes present cast in favor of the election of Mr.
Nguyen.

          (e) The proposal to elect Andrew L. Simon as a director of the Company was approved by a vote of 2,685,713 votes in favor of his election, with 16,330 votes against and no abstentions and broker non-votes, representing a vote of 96.6% of the votes present cast in favor of the election of Mr. Simon.

          (f) The proposal to elect Linda G. Straley as a director of the Company was approved by a vote of 2,685,213 votes in favor of her election, with 16,830 votes against and no abstentions and broker non-votes, representing a vote of 96.6% of the votes present cast in favor of the election of Ms.
Straley.

          (g) The proposal to elect Thomas G. Struzzieri as a director of the Company was approved by a vote of 2,690,763 votes in favor of his election, with 11,280 votes against and no abstentions and broker non-votes, representing a vote of 96.8% of the votes present cast in favor of the election of Mr. Struzzieri.

          (h) The proposal to elect David L. Warnock as a director of the Company was approved by a vote of 2,684,013 votes in favor of his election, with 18,030 votes against and no abstentions and broker non-votes, representing a vote of 96.6% of the votes present cast in favor of the election of Mr.
Warnock.

          (i) The proposal to amend the Company's 2000 Stock Incentive Plan to increase the number of authorized shares eligible for awards thereunder by 200,000 shares was approved by a vote of 1,185,972 votes in favor of the proposal, with 384,525 votes against, and 1,112,546 abstentions, representing a majority of the votes cast in favor of the proposal.

          (j) The proposal to amend the Company's Amended and Restated Directors Stock Option Plan to increase the number of authorized shares eligible for awards thereunder by 75,000 shares, and to extend the expiration date of the Directors Plan until April 30, 2010 was approved by a vote of 1,173,422 votes in favor of the proposal, with 392,225 votes against, and 1,136,396 abstentions, representing a majority of the votes cast in favor of the proposal.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              Exhibit 31 -- Certification pursuant to 18 USC
                            Section 1350, as adopted by Section
                            302 of the Sarbanes-Oxley Act of 2002

              Exhibit 32 -- Certification pursuant to 18 USC
                            Section 1350, as adopted by Section
                            906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K

                         -- Current Report on Form 8-K, filed
                            on March 4, 2005, reporting under
                            Item 5.02.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

            Index to Consolidated Financial Statements (Unaudited)
                 for the Fiscal Quarter Ended April 30, 2005


         Index                                               F-1

         Consolidated Balance Sheets                         F-2

         Consolidated Statements of Income                   F-4

         Consolidated Statements of Cash Flows               F-5

         Notes to Consolidated Financial Statements          F-7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                             April 30,      October 31,
                                                              2 0 0 5         2 0 0 4
                                                              -------         -------
                                                            (Unaudited)

ASSETS
------

Current assets:                                             $1,815,457      $1,751,487
  Cash and temporary investments
  Accounts receivable, net of allowance
    for doubtful accounts of
    $873 and $4,417, respectively                            1,474,143       1,526,559
  Inventories                                                  467,185         431,196
  Prepaid expenses and other current assets                    611,866         338,354
  Restricted cash                                               32,968          21,954
  Deferred income taxes                                        549,851         536,440
                                                            ----------      ----------

        Total current assets                                 4,951,470       4,605,990

Property, plant and equipment - net of
  accumulated depreciation of $363,272 and
  $284,567, respectively                                       599,452         525,319


Other assets:
  Test passage bank and test development,
    net of accumulated amortization of
    $3,374,393 and $3,174,865, respectively                  2,409,263       2,227,077
  Goodwill                                                     316,233         198,159
  Deferred income taxes                                        612,627         807,672
  Other assets                                                 283,451         326,289
                                                            ----------      ----------

        Total assets                                        $9,172,496      $8,690,506
                                                            ==========      ==========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                             April 30,      October 31,
                                                              2 0 0 5         2 0 0 4
                                                              -------         -------
                                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Lines of credit                                           $       --      $       --
  Current maturities of long-term debt                          44,951          28,606
  Accounts payable                                             278,108         119,448
  Accrued expenses                                             771,016       1,350,546
  Deferred revenue                                             466,751              --
  Deferred gain on sale of building -
    current portion                                            125,439         125,439
                                                            ----------      ----------


        Total current liabilities                            1,686,265       1,624,039


Long-term debt, net of current portion                         176,742         120,291
Deferred gain on sale of building, net
of current portion                                             898,974         961,692
                                                            ----------      ----------

        Total liabilities                                    2,761,981       2,706,022
                                                            ----------      ----------


Commitments and contingencies


Stockholders' equity:
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized,
    0 shares-issued and
    outstanding, respectively                                       --              --
  Common stock, $.0001 par value,
    20,000,000 shares authorized,
    2,795,250 and 2,627,703 shares issued
    and outstanding, respectively                                  279             263
  Additional paid-in capital                                 5,817,337       5,609,480
  Subscriptions receivable                                          --            (920)
  Retained earnings                                            592,899         375,661
                                                            ----------      ----------


        Total stockholders' equity                           6,410,515       5,984,484
                                                            ----------      ----------


Total liabilities and stockholders' equity                  $9,172,496      $8,690,506
                                                            ==========      ==========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 5        2 0 0 4         2 0 0 5       2 0 0 4
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)



Net revenue                                       $5,033,112      $4,784,662      $2,380,283    $2,696,868

Cost of goods sold                                 2,376,321       2,602,164       1,028,649     1,513,121
                                                  ----------      ----------      ----------    ----------

Gross profit                                       2,656,791       2,182,498       1,351,634     1,183,747
                                                  ----------      ----------      ----------    ----------

Operating expenses:
  Selling expenses                                   746,134         631,306         404,710       356,202
  General and
  administrative expenses                          1,594,523       1,203,951         788,572       587,688
                                                  ----------      ----------      ----------    ----------

Total operating expenses                           2,340,657       1,835,257       1,193,282       943,890
                                                  ----------      ----------      ----------    ----------

Income from operations                               316,134         347,241         158,352       239,857

Other income (expense):
Gain on sale/leaseback of building                    62,720          62,720          31,360        31,360
Interest income (expense) net                          3,914          (3,130)          1,335        (2,581)
                                                  ----------      ----------      ----------    ----------

Income before income taxes                           382,768         406,831         191,047       268,636

Income taxes                                         165,530         176,065          85,156       118,495
                                                  ----------      ----------      ----------    ----------

Net income                                        $  217,238      $  230,766      $  105,891    $  150,141
                                                  ==========      ==========      ==========    ==========

Weighted average shares
outstanding:
Basic                                              2,747,813       2,606,580       2,780,875     2,609,812
Diluted                                            2,943,456       2,845,495       2,976,518     2,848,712

Basic earnings per share                         $      0.08     $      0.09      $     0.04    $     0.06
Diluted earnings per share                       $      0.07     $      0.08      $     0.04    $     0.05






See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES



                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 5        2 0 0 4
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)

OPERATING ACTIVITIES
Net income                                         $  217,238     $  230,766
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                       321,169        291,494
  Deferred income taxes                               181,634        155,604
  (Gain) on sale/leaseback of building                (62,720)       (62,720)
Changes in operating assets and liabilities:
  Accounts receivable                                  52,416       (273,506)
  Inventories                                         (35,989)         8,584
  Prepaid expenses                                   (280,696)      (142,206)
  Deferred revenue                                    466,751             --
  Accounts payable and accrued expenses              (420,870)      (117,335)
                                                   ----------     ----------


NET CASH FLOWS FROM OPERATING ACTIVITIES              438,933         90,681
                                                   ----------     ----------


INVESTING ACTIVITIES
  Test passage bank and test development             (381,714)      (234,101)
  Software development costs                               --        (13,971)
  Prepublication costs                                     --        (89,340)
  Cash and fees paid to acquire stock
    of Assessment & Evaluation Concepts Inc.          (83,000)            --
  Acquisition of fixed assets                        (152,838)      (104,690)
                                                   ----------     ----------


NET CASH FLOWS FROM INVESTING ACTIVITIES             (617,552)      (442,102)
                                                   ----------     ----------












See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 5        2 0 0 4
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)
FINANCING ACTIVITIES
  Proceeds from long-term debt                     $   88,132     $       --
  Repayment of long-term debt                         (15,336)        (3,800)
  Proceeds from the exercise of warrants              155,303             --
  Stock subscription received                             920             --
  Proceeds from the exercise of
    employee stock options                             13,570          8,245
                                                   ----------     ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES              242,589          4,445
                                                   ----------     ----------


NET CHANGE IN CASH AND TEMPORARY INVESTMENTS           63,970       (346,976)



CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                              1,751,487        984,891
                                                   ----------     ----------


CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                                   $1,815,457     $  637,915
                                                   ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the quarter for:

  Interest                                         $    5,138     $    3,911
                                                   ==========     ==========
  Income taxes                                     $    2,354     $   31,382
                                                   ==========     ==========


Noncash investing and financing activities:
  Stock issued in acquisition of AEC               $   39,000     $       --
                                                   ==========     ==========









See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                April 30, 2005



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 2005 and October 31, 2004, the consolidated statements of operations for the six and three months ended April 30, 2005 and 2004 and cash flows for the six months ended April 30, 2005 and 2004.

The consolidated results of operations for the six and three months ended April 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Except for the accounting policies described below, the accounting policies followed by the Company are set forth in Note 1 to the Company's audited consolidated financial statements included in its Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2004. The following are additional critical accounting policies followed by the Company:

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

       * The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's DRP Test have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period.
    Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period. Such amortization costs are included in the costs of goods sold over those periods. If these estimates of the useful lives of test passages prove to be shorter periods, the Company would be required to accelerate the amortization of these passages, resulting in a reduction in income.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                April 30, 2005





Earnings per share
------------------

Earnings per share for each of the three months and six months ended April 30, 2005 and 2004 was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, "Earnings Per Share". The total potential dilutive common shares excluded from this computation, as a result of the stock price exceeding the exercise price, totaled 616,070 and 553,845 in the six and three months ended April 30, 2005 and 2004, respectively. The reconciliation between basic and diluted average shares outstanding is as follows:


                                                       Six Months Ended               Three Months Ended
                                                       ----------------               ------------------
                                                           April 30,                      April 30,
                                                           ---------                      ---------
                                                     2 0 0 5        2 0 0 4         2 0 0 5       2 0 0 4
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)


Basic weighted average shares
  outstanding                                       2,747,813     2,606,580        2,780,875    2,609,812
Dilutive effect of stock options                      194,077       158,085          194,077      158,070
Dilutive effect of warrants                             1,566        80,830            1,566       80,830
                                                    ---------     ---------        ---------    ---------
Diluted weighted average
  shares outstanding                                2,943,456     2,845,495        2,976,518    2,848,712
                                                    =========     =========        =========    =========



Accrued Expenses
----------------

Accrued expenses consist of the following:


                                                 April 30,       October 31,
                                                  2 0 0 5          2 0 0 4
                                                  -------          -------
                                                (Unaudited)

Retirement plans                                $  89,474        $  238,107
Commissions                                        11,070            14,651
Salary                                            136,813           256,510
Professional fees                                 101,495           100,565
Royalties                                          20,528            25,054
Outside Service                                   147,209           127,939
Rent                                               78,959            61,742
Other                                             185,468           525,978
                                                ---------        ----------

                                                $ 771,016        $1,350,546
                                                =========        ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                April 30, 2005





NOTE 2 -  STOCK OPTIONS
-----------------------

In February 2005, the Company granted to the chief operating officer of its proprietary unit options to purchase 40,000 shares of the Company's Common Stock pursuant to the 2000 Stock Option Plan at an exercise price of $3.06 per share. In addition, options to purchase 12,500 shares of the Company's Common Stock were granted to directors pursuant to the Company's Directors Stock Option Plan at an exercise price of $3.20 per share. All granted options may not be exercised prior to the first anniversary of the date of the grant.

In April 2005, the shareholders approved the increase in the number of shares eligible for awards under the Company's 2000 Stock Incentive Plan by 200,000 shares. In April 2005, the shareholders also approved the increase in the number of shares eligible for awards under the Company's Amended and Restated Directors Stock Option Plan by 75,000 shares to a maximum of 150,000 shares, and extended the expiration of the Directors Stock Option Plan until April 30, 2010.

The Company measures compensation cost in connection with employee stock option plans using the intrinsic value based method and accordingly, does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price on the date of the grant. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-based Payment" (SFAS 123r), the Company will be required to expense the cost using the fair value based method commencing with its fiscal year beginning November 1, 2005. Had the fair value based method been adopted by the Company, the effect on the net income and earnings per share for the six and three months ended April 30, 2005 and 2004 would have been as follows:

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 5        2 0 0 4         2 0 0 5       2 0 0 4
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)


Net income - as reported                           $217,238        $230,766        $105,891      $150,141
Less: Total share-based employee
    compensation awards determined
    under the fair-value based
    method net of tax (1)                           100,263          39,116          64,276        35,560
                                                  ---------        --------        --------      --------

Net income - proforma                             $ 116,975        $191,650        $ 41,615      $114,581
                                                  =========        ========        ========      ========

  Net income per share:
      Basic - as reported                         $     .08        $    .09        $    .04      $    .06
      Basic - proforma                                  .04             .07             .01           .04
      Diluted - as reported                             .07             .08             .04           .05
      Diluted - proforma                                .04             .07             .01           .04


                  (1) The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: Expected volatility of 121%, risk free interest rate of 4.23%, and expected lives of 10 years for the six and three months ended April 30, 2005; expected volatility of 109%, risk free interest rate of 3.00%, and expected lives of 10 years for the six and three months ended April 30, 2004.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                April 30, 2005


NOTE 3 - EQUIPMENT LOAN
-----------------------

In March 2005, the Company financed the purchase of certain equipment totaling $88,132. The note bears interest at the rate of six percent (6%) per annum and is payable in sixty monthly installments of $1,708. The note is secured by the related equipment.

NOTE 4 - AMENDMENT TO LINE OF CREDIT AGREEMENT
----------------------------------------------

In March 2005, the line of credit agreement with the bank was amended to extend the maturity date to April 1, 2006. All other terms remained unchanged. No balance was outstanding under this line of credit at either April 30, 2005 or October 31, 2004.

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

Date:   June 14, 2005