Form 10QSB/A
period 2003-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-08-08
CIK 726603

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
------------------

  Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                         FINANCIAL INFORMATION

                           EXPLANATORY NOTE
                           ----------------

        This Amendment No. 2 on Form 10-QSB/A includes restated unaudited consolidated financial statements for the three months and nine months ended July 31, 2003, which supersede the Company's previously issued unaudited consolidated financial statements for those interim periods. This Amendment No. 2 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 5 to the accompanying unaudited financial statements. Except as otherwise specifically noted, all information contained herein is as of July 31, 2003 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 2 restates in its entirety the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2003.

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

        The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the unaudited Consolidated Financial
Statements:

        * Revenues from the Company's sales of its proprietary tests, including sales of the related ancillary materials, are recognized when the Company ships the physical product from its warehouse. The Company's revenues from performance of assessment consulting and psychometric services under long-term contracts are recognized on the percentage-of-completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a fiscal period to the total estimated costs of full performance of the contract, and recognizes a proportionate amount of revenue for such period. Tuition revenues from the Company's educational delivery division are recognized at the point in time in which the Company has no exposure to future tuition refunds associated with the respective academic semester.

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

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, had concluded that as of the end of the period covered by this Quarterly Report that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this Report. However, based on a subsequent evaluation in Fiscal 2005, the Company now believes that it did not have adequate personnel and technical resources with respect to accounting for the sale-leaseback of the Company's headquarters in July 2003. As a result, the gain from the sale-leaseback was originally recognized in its entirety for the quarter during which the sale-leaseback occurred. After consulting with the Company's independent registered public accountants during Fiscal 2005, management has concluded that such gain should have been deferred and recognized over the ten-year term of the lease. On May 24, 2005, management concluded that the Company should restate its audited financial statements for the fiscal years ended October 31, 2003 and 2004, and its quarterly unaudited financial statements for the quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004, and January 31,
2005. Such restatements do not affect the Company's revenues from operations for any of these periods. These restatements reflect the correction in the Company's accounting for the sale-leaseback transaction. The Company's management, including the Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of the period covered by this Quarterly Report, the Company's disclosure controls and procedures were not effective at the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Audit Committee has directed management to devote additional resources to disclosure controls and management is in the process of implementing such directive.

        (b) Changes in internal controls. Other than changes to our accounting for the sale-leaseback transactions noted above, there was no change in the Company's internal controls over financial reporting occurring in the Company's fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

         Consolidated Statements of Operations          F-3

         Consolidated Statements of Cash Flows          F-5

         Notes to Consolidated Financial Statements     F-7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                       CONSOLIDATED BALANCE SHEETS

                                                                   Page 1 of 2

                                                             July 31,       October 31,
                                                             2 0 0 3          2 0 0 2
                                                             -------          -------
                                                           (Unaudited)
                                                          (As Restated)
	ASSETS
        ------

Current assets:
  Cash and temporary investments                           $  604,673      $   115,909
  Accounts receivable, net of allowance for doubtful
    accounts of $7,021 and $24,434, respectively            1,380,137        1,071,107
  Inventories                                                 503,429          428,742
  Prepaid expenses and other current assets                   226,722          394,828
  Current assets held for sale                                     --        3,155,444
                                                           ----------      -----------

        Total current assets                                2,714,961        5,166,030

Property, plant and equipment - net of
  accumulated depreciation of $296,076 and
   $1,285,412, respectively                                    94,421        1,574,161
Property, plant and equipment held for sale                        --          184,730

Other assets:
  Test passage bank and test development, net of
   accumulated amortization of $2,685,369 and
   $2,362,963, respectively                                 2,130,269        2,202,998
  Goodwill                                                    198,159          198,159
  Deferred income taxes                                     2,040,834        1,875,670
  Other assets                                                322,140          166,356
  Other assets held for sale                                       --        1,438,658
                                                           ----------      -----------

        Total assets                                       $7,500,784      $12,806,762
                                                           ==========      ===========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES






                        CONSOLIDATED BALANCE SHEETS

                                                                   Page 2 of 2

                                                             July 31,       October 31,
                                                             2 0 0 3          2 0 0 2
                                                             -------          -------
                                                           (Unaudited)
                                                          (As Restated)

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Page 1 of 2

                                                       Nine Months Ended              Three Months Ended
                                                           July 31,                        July 31,
                                                     2 0 0 3        2 0 0 2         2 0 0 3       2 0 0 2
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                                                  (As Restated)                  (As Restated)

Net revenue                                        $6,356,218     $ 5,214,445      $2,478,392    $2,030,556

Cost of goods sold                                  3,215,380       2,556,797       1,212,998       922,428
                                                   ----------      ----------      ----------    ----------

Gross profit                                        3,140,838       2,657,648       1,265,394     1,108,128
                                                   ----------      ----------      ----------    ----------

Operating expenses:
  Selling expenses                                  1,130,189         787,855         341,446       189,204
  General and administrative expenses               1,484,033       1,491,571         540,626       561,365
                                                   ----------      ----------      ----------    ----------

Total operating expenses                            2,614,222       2,279,426         882,072       750,569
                                                   ----------      ----------      ----------    ----------

Income from operations                                526,616         378,222         383,322       357,559

Other income (expense):
  Gain on sale leaseback of building                   10,453              --          10,453            --
  Gain on sale of assets                                  244              --             244            --
  Interest expense, net                              (396,636)       (412,481)       (136,382)     (139,554)
                                                   ----------      ----------      ----------    ----------

Income (loss) before income taxes                     132,980         (34,259)        257,637       218,005

Income taxes (benefits)                                56,136         (13,703)        100,012        82,157
                                                   ----------      ----------      ----------    ----------

Income (loss) from continuing operations               76,844         (20,556)        157,625       135,848
                                                   ----------      ----------      ----------    ----------

Income (loss) from discontinued operations:
  (Loss) gain from operations net of income
     tax (benefit) of $(265,150), $(47,637),
     $(108,771) and $34,238, respectively            (397,724)        (70,260)       (178,125)       61,698
  Gain (loss) on disposal, net of income tax
     (benefit) of $372,494, $(1,426,517),
     $760,123 and $78,047, respectively               549,927      (2,238,244)      1,141,184       168,143
                                                   ----------      ----------      ----------    ----------

Income (loss) from discontinued operations            152,203      (2,308,504)        963,059       229,841
                                                   ----------      ----------      ----------    ----------

Net income (loss)                                  $  229,047     $(2,329,060)     $1,120,684    $  365,689
                                                   ==========     ===========      ==========    ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Page 2 of 2

                                                       Nine Months Ended              Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 3        2 0 0 2         2 0 0 3       2 0 0 2
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                                                  (As Restated)                  (As Restated)

Weighted average shares outstanding
  Basic                                            2,594,475       2,584,802       2,594,518       2,594,453
  Diluted                                          2,644,277       2,584,802       2,644,321       2,594,453

Basic earnings (loss) per share
  Continuing operations                           $      .03      $     (.01)     $      .06      $      .05
  Discontinued operations                                .06            (.89)            .37             .09
                                                  ----------      ----------      ----------      ----------

                                                  $      .09      $     (.90)     $      .43      $      .14
                                                  ==========      ==========      ==========      ==========

Diluted earnings (loss) per share
  Continuing operations                           $      .03      $     (.01)     $      .06      $      .05
  Discontinued operations                                .06            (.89)            .36             .09
                                                  ----------      ----------      ----------      ----------

                                                  $      .09      $     (.90)     $      .42      $      .14
                                                  ==========      ==========      ==========      ==========






















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                                                                   Page 1 of 2
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            July 31,
                                                     2 0 0 3        2 0 0 2
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)
                                                  (As Restated)

OPERATING ACTIVITIES
  Net income (loss)                              $   229,047      $(2,329,060)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
  Depreciation and amortization                      488,214          477,208
  Deferred income taxes                             (165,164)      (1,603,083)
  Deferred interest                                  117,293           88,615
  Financial advisory services                             --            1,251
  (Gain) on sale of assets                              (244)              --
  (Gain) loss on sale of discontinued operations    (549,927)         643,568
  (Gain) on sale/leaseback of building               (10,453)              --
  Impairment of goodwill                                  --        3,021,193
Changes in operating assets and liabilities:
  Accounts receivable                               (309,030)        (385,758)
  Inventories                                        (74,687)        (152,147)
  Other assets                                        84,590           13,551
  Net assets from discontinued operations                 --          249,288
  Deferred revenue                                   274,290               --
  Accounts payable                                   (36,701)         (93,297)
                                                 -----------      -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES              47,228          (68,671)
                                                 -----------      -----------

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment       (44,013)         (56,120)
  Test passage bank and test development            (249,677)        (189,564)
  Proceeds from the sale of building               2,875,000               --
  Proceeds from the sale of
   discontinued operations                         4,070,000               --
  Closing costs on the sale of building             (161,891)              --
  Closing costs on sale of
   discontinued operations                          (766,293)              --
  Prepublication costs                              (151,119)        (113,551)
  Software development costs                         (15,550)         (12,561)
                                                 -----------      -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES           5,556,457         (371,796)
                                                 -----------      -----------

FINANCING ACTIVITIES
  Repayment of long-term debt                     (1,585,700)        (185,099)
  Repayment of subordinated debt                  (3,530,141)              --
  Proceeds from the exercise of
   employee stock options                                920               --
  Net borrowings on note payable to bank                  --          597,182
                                                 -----------      -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES          (5,114,921)         412,083
                                                 -----------      -----------



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, I
                              AND SUBSIDIARIES

                                                                   Page 2 of 2
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                            July 31,
                                                     2 0 0 3        2 0 0 2
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)
                                                  (As Restated)


NET CHANGE IN CASH AND TEMPORARY
  INVESTMENTS                                        $488,764      $ (28,384)

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                              115,909         47,643
                                                     --------      ---------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                   $604,673      $  19,259
                                                     ========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $409,674      $ 415,545
                                                     ========      =========

  Income taxes paid                                  $ 34,442      $  24,249
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

Date:  August 8, 2005