Form 10KSB/A
period 2003-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-08-08
CIK 726603

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

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

          This Amendment No. 2 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal year ended October 31, 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal year. This Amendment No. 2 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2003 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 2 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.



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

          This Amendment No. 2 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal year ended October 31, 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal year. This Amendment No. 2 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2003 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 2 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.

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

          This Amendment No. 2 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal year ended October 31, 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal year. This Amendment No. 2 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2003 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 2 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.

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

ITEM 7.   FINANCIAL STATEMENTS

                           EXPLANATORY NOTE
                           ----------------

          This Amendment No. 2 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal year ended October 31, 2003, which supersede the Company's previously issued audited consolidated financial statements for such fiscal year. This Amendment No. 2 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 4 to the accompanying audited financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2003 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 2 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.

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

         CONSOLIDATED STATEMENT OF CHANGES IN
           STOCKHOLDERS' EQUITY                         F - 7

         CONSOLIDATED STATEMENTS OF CASH FLOWS          F - 8

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          F - 10


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A.  CONTROLS AND PROCEDURES

          (a) Evaluation of the Company's Disclosure Controls and Procedures. As of the end of the most recent fiscal year covered by this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Evaluation") was done under the supervision and with the participation of management, including Mr. Andrew Simon, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in each periodic report filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company present the conclusion about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Evaluation.

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

          (b) Changes in Internal Controls. Other than changes to our accounting for the sale-leaseback transactions noted above, there was no change in the Company's Internal Controls occurring in the Company's fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's Internal Controls.

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


Lazar Levine & Felix LLP
New York, New York
December 11, 2003
(June 3, 2005 as to the effects of the
  restatement discussed in Note 4, and
  August 3, 2005 as to the revenue
  recognition disclosure in Note 1)

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                                                                   Page 1 of 2
                        CONSOLIDATED BALANCE SHEETS
                                                                  October 31,
                                                             2 0 0 3       2 0 0 2
                                                             -------       -------
                                                          (As Restated)

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                                                                   Page 2 of 2
                       CONSOLIDATED BALANCE SHEETS

                                                                     October 31,
                                                               2 0 0 3         2 0 0 2
                                                               -------         -------
                                                            (As Restated)

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

                                  F - 4

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Page 1 of 2

                                                       Fiscal Year Ended October 31,
                                                   2 0 0 3        2 0 0 2        2 0 0 1
                                                   -------        -------        -------
                                                (As Restated)

Net revenue                                     $9,761,638     $ 7,562,468     $6,594,163

Cost of goods sold                               5,075,148       3,596,680      2,428,659
                                                ----------     -----------     ----------

Gross profit                                     4,686,490       3,965,788      4,165,504
                                                ----------     -----------     ----------

Operating expenses:
  Selling expenses                               1,453,190       1,168,912        828,061
  General and administrative expenses            2,189,318       2,019,119      2,169,273
                                                ----------     -----------     ----------

Total operating expenses                         3,642,508       3,188,031      2,997,334
                                                ----------     -----------     ----------

Income from operations                           1,043,982         777,757      1,168,170

Other income (expense):
  Gain on sale/leaseback of building                41,813              --             --
  Gain (loss) on sale of assets                         --         (14,245)            --
  Interest expense, net                           (403,940)       (549,891)      (590,300)
                                                ----------     -----------     ----------

Income before income taxes                         681,855         213,621        577,870

Income taxes                                       326,540          86,882        203,982
                                                ----------     -----------     ----------

Income from continuing operations                  355,315         126,739        373,888
                                                ----------     -----------     ----------

Income (loss) from discontinued operations:
  Income (loss) from operations net of
  income tax expense (benefit) of $(248,127),
  $38,239 and $(86,874), respectively             (372,190)         57,358       (130,312)
  Income (loss) on disposal, net of income
  tax expense (benefit) of $309,349 and
  $(1,604,734)                                     552,408      (2,532,102)            --
                                                ----------     -----------     ----------

  Income (loss) from discontinued operations       180,218      (2,474,744)      (130,312)
                                                ----------     -----------     ----------

Net income (loss)                               $  535,533     $(2,348,005)    $  243,576
                                                ==========     ===========     ==========



See notes to consolidated financial statements.

                                  F - 5

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Page 2 of 2

                                                       Fiscal Year Ended October 31,
                                                   2 0 0 3        2 0 0 2        2 0 0 1
                                                   -------        -------        -------
                                                (As Restated)

Weighted average shares outstanding:
  Basic                                           2,596,252      2,587,241	2,559,453
  Diluted                                         2,661,014      2,587,241      2,560,042

Basic earnings (loss) per share
  Continuing operations                          $      .14     $      .05     $      .15
  Discontinued operations                               .07           (.96)          (.05)
                                                 ----------     ----------     ----------

                                                 $      .21     $     (.91)    $      .10
                                                 ==========     ==========     ==========

Diluted earnings (loss) per share
  Continuing operations                          $      .13     $      .05     $      .15
  Discontinued operations                               .07           (.96)          (.05)
                                                 ----------     ----------     ----------

                                                 $      .20     $     (.91)    $      .10
                                                 ==========     ==========     ==========
























See notes to consolidated financial statements.

                                  F - 6

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                Additional                   Unearned        Retained
                  Preferred Stock          Common  Stock         Paid-in        Deferred     Compensatory    Earnings
                Shares      Amount      Shares      Amount       Capital        Interest     Stock           (Deficit)
                ------      ------      ------      ------       -------        --------     ----------      --------



Balance at
 November 1,
 2000              --       $   --      2,559,453     $256       $5,522,296    $ (352,523)   $(10,608)     $ 1,121,954

  Financial
   advisory
   services        --           --             --       --               --            --       9,357               --
  Interest
   expense         --           --             --       --               --       116,970          --               --
  Net income       --           --             --       --               --            --          --          243,576
                -----       ------      ---------     ----       ----------    ----------    --------      -----------

Balance at
 October 31,
 2001              --           --      2,559,453      256        5,522,296      (235,553)     (1,251)       1,365,530

  Issuance of
   common stock
   for payment
   of prior year
   bonuses         --           --         35,000        3           16,097            --          --               --
  Financial
   advisory
   services        --           --             --       --               --            --       1,251               --
  Interest
   expense         --           --             --       --               --       118,260          --               --
  Net (loss)       --           --             --       --               --            --          --       (2,348,005)
                -----       ------      ---------     ----       ----------    ----------    --------      -----------

Balance at
 October 31,
 2002              --           --      2,594,453      259        5,538,393      (117,293)         --         (982,475)

  Exercise of
   employee
   stock
   options         --           --          9,000        1           10,275            --          --               --
  Interest
   expense         --           --             --       --               --       117,293          --               --
  Net income       --           --             --       --               --            --          --          535,533
                -----       ------      ---------     ----       ----------    ----------    --------       ----------

Balance at
 October 31,
 2003              --       $   --      2,603,453     $260       $5,548,668    $       --    $     --      $  (446,942)
(As Restated)   =====       ======      =========     ====       ==========    ==========    ========      ===========








See notes to consolidated financial statements.

                                  F - 7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Page 1 of 2

                                                              Fiscal Year Ended October 31,
                                                         2 0 0 3        2 0 0 2         2 0 0 1
                                                         -------        -------         -------
                                                      (As Restated)

OPERATING ACTIVITIES
Net income (loss)                                      $ 535,533     $(2,348,005)     $ 243,576
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                          605,310         623,192        562,636
  Deferred interest                                      117,293         118,260        116,970
  Deferred income taxes                                  252,759          82,319        254,502
  Financial advisory services                                 --           1,251          9,357
  (Income) loss on discontinued operations              (861,757)      1,109,248             --
  Impairment of goodwill - discontinued operations            --       3,027,588             --
  Bad debt expense                                       (17,463)         19,912             --
  Gain (loss) on sale of assets                               --          14,245             --
  (Gain) on sale/leaseback of building                   (41,813)             --             --
Changes in operating assets and liabilities:
  Accounts receivable                                    128,583         187,395       (299,897)
  Inventories                                            (82,668)        (34,644)       (80,411)
  Prepaid expenses                                       108,087        (241,414)       (26,316)
  Other assets                                            (1,388)             --             --
  Net assets from discontinued operations                     --      (2,061,462)       (40,725)
  Accounts payable and accrued expenses                  (32,666)        (88,483)       423,176
                                                      ----------     -----------     ----------

        NET CASH FLOWS FROM OPERATING ACTIVITIES         709,810         409,402      1,162,868
                                                      ----------     -----------     ----------

INVESTING ACTIVITIES
  Test passage bank and test development                (355,518)       (213,986)      (346,398)
  Software development costs                            (175,682)        (12,616)       (20,493)
  Prepublication costs                                  (169,960)             --             --
  Proceeds from the sale of building                   2,875,000              --             --
  Proceeds from sale of assets                                --              --         17,000
  Proceeds from the sale of
    discontinued operations                            4,070,000              --             --
  Closing costs on sale of building                     (161,891)             --             --
  Closing costs on sale of discontinued
    operations                                          (556,037)             --             --
  Acquisition of fixed assets                           (299,174)        (65,062)       (32,279)
                                                      ----------     -----------     ----------

        NET CASH FLOWS FROM INVESTING ACTIVITIES       5,226,738        (291,664)      (382,170)
                                                      ----------     -----------     ----------




See notes to consolidated financial statements.

                                  F - 8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   Page 2 of 2

                                                                Fiscal Year Ended October 31,
                                                           2 0 0 3         2 0 0 2        2 0 0 1
                                                           -------         -------        -------
                                                        (As Restated)

FINANCING ACTIVITIES
  Net repayments from loan payable                               --       (49,472)       (697,748)
  Repayment of subordinated debt                         (3,530,141)           --              --
  Proceeds from the exercise of
   employee stock options                                    10,275            --              --
  Proceeds from long-term debt                               38,000            --              --
  Repayment of long-term debt                            (1,585,700)                           --            (45,592)
                                                         ----------     ---------      ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 (5,067,566)      (49,472)       (743,340)
                                                         ----------     ---------      ----------

NET CHANGE IN CASH AND TEMPORARY INVESTMENTS                868,982        68,266          37,358

CASH AND TEMPORARY INVESTMENTS
  AT BEGINNING OF PERIOD                                    115,909        47,643          10,285
                                                         ----------     ---------      ----------

CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                                      $   984,891     $ 115,909       $  47,643
                                                        ===========     =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                              $   404,333     $ 554,391       $ 722,030
                                                        ===========     =========       =========
  Income taxes                                          $    34,442     $ 163,660       $  29,700
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Accrued Expenses
----------------

Accrued expenses consist of the following:
                                              October 31,
                                            2003       2002
                                            ----       ----
                                       (As Restated)

Retirement plans                       $  217,999    $145,047
Commissions                                27,093      57,061
Salary                                    333,326     134,723
Professional fees                         106,394     116,078
Royalties                                  99,524      19,699
Outside services                          162,998     142,748
Other                                     115,319      97,805
                                       ----------    --------

                                       $1,062,653    $713,161
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

Revenue Recognition
-------------------

Revenues from the Company's sales of its proprietary tests including sales of the related ancillary materials, are recognized when the Company ships the physical product from its warehouse. The Company's revenues from performance of assessment consulting and psychometric services under long-term contracts are recognized on the percentage-of-completion basis pursuant to the provisions of Statement of Position No. 81, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a fiscal period to the total estimated costs of full performance of the contract, and recognizes a proportionate amount of revenue for such period.

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

The pro forma net income (loss) and income (loss) per share consists of the following:

                                              Fiscal Year Ended October 31,
                                          2 0 0 3       2 0 0 2       2 0 0 1
                                          -------       -------       -------
                                      (As Restated)

Net income as reported                    $535,533   $(2,348,005)    $243,576
Effect of stock options                    (18,443)     (242,918)      (5,297)
                                          --------   -----------     --------

Proforma net income                       $517,090   $(2,590,923)    $238,279
                                          ========   ===========     ========
Proforma diluted earnings per share       $    .19   $     (1.00)    $    .09
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
                                                     =====





NOTE  12 - INCOME TAXES
-----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:




                                                           October 31,
                                                   --------------------------
                                                    2 0 0 3          2 0 0 2
                                                    -------          -------
                                                 (As Restated)
    Deferred tax assets:
      Goodwill                                   $    1,368       $   11,650
      Net operating loss                          1,321,138        1,842,891
      Sale/leaseback of building                    497,154               --
      Salaries                                       63,327               --
      Bad debt allowance                              2,788           29,039
      Other                                          12,811           14,652
                                                 ----------       ----------

      Gross deferred tax assets                   1,898,586        1,898,232
                                                 ----------       ----------


    Deferred tax liability:
      Test passage bank and test development        (37,558)         (22,562)
                                                 ----------       ----------

      Gross deferred tax liability                  (37,558)         (22,562)
                                                 ----------       ----------

    Net deferred tax assets                      $1,861,028       $1,875,670
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES (Continued)
----------------------

The Company's income tax expense from continuing operations consists of the following:


                                                 Fiscal Year Ended October 31,
                                          ----------------------------------------
                                           2 0 0 3        2 0 0 2         2 0 0 1
                                           -------        -------         -------
                                        (As Restated)
  Current:
    Federal                               $     --      $      --       $(119,521)
    State                                   73,781          4,563          69,001
                                          --------      ---------       ---------

                                            73,781          4,563         (50,520)
                                          --------      ---------       ---------
Deferred:
   Federal                                 195,888         63,797         198,512
   State                                    56,871         18,522          55,990
                                          --------      ---------       ---------

                                           252,759         82,319         254,502
                                          --------      ---------       ---------

Provision for income taxes                $326,540      $  86,882       $ 203,982
                                          ========      =========       =========



A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate for continuing operations is as follows:


                                                 Fiscal Year Ended October 31,
                                           2 0 0 3        2 0 0 2         2 0 0 1
                                           -------        -------         -------
                                        (As Restated)

U.S. Federal income tax statutory rate       34%            34%             34%

State income tax, net of Federal
 income tax benefit                           7              7               7

Other - including tax free
income, goodwill and net
operating losses                              7             --              (6)

Effective tax rate                           48%            41%             35%
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

                            TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

August 8, 2005             By:  /s/ ANDREW L. SIMON
                               ----------------------------------------
                             Andrew L. Simon
                             President and Chief Executive
                             Officer (principal executive officer and
                             principal financial officer)


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman      August 8, 2005
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director             August 8, 2005
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director             August 8, 2005
-------------------------
    Steven R. Berger

/s/ DONALD W. HUGHES                 Director             August 8, 2005
-------------------------
    Donald W. Hughes


-------------------------            Director
    Chris L. Nguyen


/s/ LINDA G. STRALEY                 Director             August 8, 2005
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director             August 8, 2005
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director             August 8, 2005
-------------------------
    David L. Warnock