Form 10QSB/A
period 2004-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-08-08
CIK 726603

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

       Consolidated Statements of Operations            F-4

       Consolidated Statements of Cash Flows            F-6

       Notes to Consolidated Financial Statements       F-8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                        CONSOLIDATED BALANCE SHEETS

                                                     January 31, 2004      October 31, 2003
                                                     ----------------      ----------------
                                                        (Unaudited)
                                                       (As Restated)         (As Restated)

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                        CONSOLIDATED BALANCE SHEETS

                                                      January 31, 2004     October 31, 2003
                                                      ----------------     ----------------
                                                        (Unaudited)
                                                       (As Restated)         (As Restated)


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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended January 31,
                                         ------------------------------

                                            2 0 0 4          2 0 0 3
                                            -------          -------

                                          (Unaudited)      (Unaudited)
                                         (As Restated)     (As Restated)


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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended January 31,
                                         ------------------------------

                                            2 0 0 4          2 0 0 3
                                            -------          -------

                                          (Unaudited)      (Unaudited)
                                         (As Restated)     (As Restated)


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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 4          2 0 0 3
                                             -------          -------

                                           (Unaudited)      (Unaudited)
                                          (As Restated)    (As Restated)


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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 4          2 0 0 3
                                             -------          -------

                                           (Unaudited)      (Unaudited)
                                          (As Restated)    (As Restated)



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

Date: August 8, 2005