Form 10QSB/A
period 2004-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-08-08
CIK 726603

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

Consolidated Statements of Operations                      F-4

Consolidated Statements of Cash Flows                      F-6

Notes to Consolidated Financial Statements                 F-8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                             April 30,     October 31,
                                                              2 0 0 4        2 0 0 3
                                                              -------        -------
                                                            (Unaudited)
                                                           (As Restated)  (As Restated)
	ASSETS
        ------

Current assets:
  Cash and temporary investments                           $   637,915      $  984,891
  Accounts receivable, net of allowance for
    doubtful accounts of $4,421 and $7,000                   1,233,493         959,987
  Inventories                                                  502,826         511,410
  Prepaid expenses and other current assets                    424,616         285,844
  Deferred income taxes                                        497,200         256,017
                                                            ----------      ----------

        Total current assets                                 3,296,050       2,998,149

Property, plant and equipment - net of
  accumulated depreciation of $300,133 and
  $395,327, respectively                                       395,225         195,341

Other assets:
  Test passage bank and test development, net of
    accumulated amortization of $2,972,301 and
    $2,767,504, respectively                                 2,183,279       2,153,975
  Goodwill                                                     198,159         198,159
  Deferred income taxes                                      1,208,224       1,605,011
  Other assets                                                 321,091         396,241
                                                            ----------      ----------

        Total assets                                        $7,602,028      $7,546,876
                                                            ==========      ==========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                             April 30,     October 31,
                                                              2 0 0 4        2 0 0 3
                                                              -------        -------
                                                            (Unaudited)
                                                           (As Restated)  (As Restated)
	LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Lines of credit                                           $       --      $       --
  Current maturities of long-term debt                           7,600           7,600
  Accounts payable                                             250,212         131,667
  Accrued expenses                                             826,769       1,062,653
  Deferred gain on sale of building - current portion          125,439         125,439
                                                            ----------      ----------

        Total current liabilities                            1,210,020       1,327,359

Long-term debt, net of current portion                          26,600          30,400
Deferred gain on sale of building, net
 of current portion                                          1,024,411       1,087,131
                                                            ----------      ----------

        Total liabilities                                    2,261,031       2,444,890
                                                            ----------      ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 5,000,000
    authorized, 0  shares issued and outstanding                    --              --
  Common stock, $.0001 par value, 20,000,000 shares
    authorized, 2,616,203 and 2,603,453 shares issued
    and outstanding                                                262             260
  Additional paid-in capital                                 5,556,911       5,548,668
  Retained (deficit)                                          (216,176)       (446,942)
                                                            ----------      ----------

        Total stockholders' equity                           5,340,997       5,101,986
                                                            ----------      ----------

        Total liabilities and stockholders' equity          $7,602,028      $7,546,876
                                                            ==========      ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                                                  (As Restated)  (As Restated)   (As Restated) (As Restated)



Net revenue                                        $4,784,662      $3,877,826      $2,696,868      $2,110,931

Cost of goods sold                                  2,602,164       2,002,382       1,513,121       1,020,024
                                                   ----------      ----------      ----------      ----------

Gross profit                                        2,182,498       1,875,444       1,183,747       1,090,907
                                                   ----------      ----------      ----------      ----------

Operating expenses:
   Selling expenses                                   631,306         788,743         356,202         402,688
   General and administrative expenses              1,203,951         943,407         587,688         465,140
                                                   ----------      ----------      ----------      ----------

Total operating expenses                            1,835,257       1,732,150         943,890         867,828
                                                   ----------      ----------      ----------      ----------

Income from operations                                347,241         143,294         239,857         223,079

Other income (expense):
   Gain on sale leaseback of building                  62,720              --          31,360              --
   Interest expense, net                               (3,130)       (267,951)         (2,581)       (133,171)
                                                   ----------      ----------      ----------      ----------

Income (loss) before income taxes                     406,831        (124,657)        268,636 89,908

Income taxes (benefit)                                176,065         (43,876)        118,495          31,221
                                                   ----------      ----------      ----------      ----------

Income (loss) from continuing operations              230,766         (80,781)        150,141          58,687
                                                   ----------      ----------      ----------      ----------

Income (loss) from discontinued operations:
   (Loss) income from operations, net of income
     tax (benefit) of $ --, $(102,753), $ --,
     and $65,593, respectively                             --        (219,599)             --          85,214
   Loss on disposal, net of income
     tax (benefit) of $ --, $(304,992), $ --,
     and $(403,546), respectively                          --        (591,257)             --        (739,088)
                                                   ----------      ----------      ----------      ----------
   Loss from discontinued operations                       --        (810,856)             --        (653,874)
                                                   ----------      ----------      ----------      ----------

Net income (loss)                                  $  230,766      $ (891,637)     $  150,141      $ (595,187)
                                                   ==========      ==========      ==========      ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 4        2 0 0 3         2 0 0 4       2 0 0 3
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                                                  (As Restated)  (As Restated)   (As Restated) (As Restated)


Weighted average shares outstanding:
   Basic                                           2,606,580       2,594,453       2,609,812     2,594,453
   Diluted                                         2,845,495       2,594,453       2,848,728     2,594,453

Basic earnings (loss) per share
   Continuing operations                          $      .09      $     (.03)     $      .06    $      .02
   Discontinued operations                                --            (.31)             --          (.25)
                                                  ----------      ----------      ----------    ----------

                                                  $      .09      $     (.34)     $      .06    $     (.23)
                                                  ==========      ==========      ==========    ==========
Diluted earnings (loss) per share
   Continuing operations                          $      .08      $     (.03)     $      .05    $      .02
   Discontinued operations                                --            (.31)             --          (.25)
                                                  ----------      ----------      ----------    ----------

                                                  $      .08      $     (.34)     $      .05    $     (.23)
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

Date: August 8, 2004