Form 10KSB/A
period 2004-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-08-08
CIK 726603

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS

                                                                  October 31,
                                                                  -----------
                                                             2 0 0 4       2 0 0 3
                                                             -------       -------
                                                          (As Restated) (As Restated)
ASSETS
------

Current assets:
  Cash and temporary investments                         $1,751,487     $   963,435
  Accounts receivable, net of allowance for
    doubtful accounts of $4,417 and
    $6,971, respectively                                  1,526,559         959,987
  Inventories                                               431,196         511,410
  Prepaid expenses and other current assets                 338,354         285,844
  Restricted cash                                            21,954          21,456
  Deferred income taxes                                     536,440         256,017
                                                         ----------     -----------


        Total current assets                              4,605,990       2,998,149



Property, plant and equipment - net of
  accumulated depreciation of $284,567 and
  $395,327, respectively                                    525,319         195,341


Other assets:
  Test passage bank and test development,
    net of accumulated amortization of
    $3,174,865 and $2,767,504, respectively               2,227,077       2,153,975
  Goodwill                                                  198,159         198,159
  Deferred income taxes                                     807,672       1,605,011
  Other assets                                              326,289         396,241
                                                         ----------     -----------


        Total assets                                     $8,690,506     $ 7,546,876
                                                         ----------     -----------





















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS (Continued)

                                                                     October 31,
                                                               2 0 0 4        2 0 0 3
                                                               -------        -------
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Fiscal Year Ended October 31,
                                                   2 0 0 4        2 0 0 3        2 0 0 2
                                                   -------        -------        -------
                                                (As Restated)  (As Restated)

Net revenue                                     $11,185,254     $9,761,638      $7,562,468

Cost of goods sold                                5,795,758      5,075,148       3,596,680
                                                -----------     ----------      ----------

Gross profit                                      5,389,496      4,686,490       3,965,788
                                                -----------     ----------      ----------

Operating expenses:
  Selling expenses                                1,278,178      1,453,190       1,168,912
  General and administrative expenses             2,819,770      2,189,318       2,019,119
                                                -----------     ----------      ----------

Total operating expenses                          4,097,948      3,642,508       3,188,031
                                                -----------     ----------      ----------

Income from operations                            1,291,548      1,043,982         777,757

Other income (expense):
  Gain on sale/leaseback of building                125,439         41,813              --
  Gain (loss) on sale of assets                          --             --         (14,245)
  Interest expense, net                              (1,936)      (403,940)       (549,891)
                                                -----------     ----------      ----------

Income before income taxes                        1,415,051        681,855         213,621

Income taxes                                        592,448        326,540          86,882
                                                -----------     ----------      ----------

Income from continuing operations                   822,603        355,315         126,739
                                                -----------     ----------      ----------

Income (loss) from discontinued
operations:
  Income (loss) from operations
    net of income tax expense
    (benefit) of $ --, $(248,127),
    and $38,239, respectively                            --       (372,190)         57,358
  Income (loss) on disposal, net
    of income tax expense (benefit)
    of $ --, $309,349 and $(1,604,734),
    respectively                                         --        552,408      (2,532,102)
                                                -----------     ----------      ----------
Income (loss) from discontinued operations               --        180,218      (2,474,744)
                                                -----------     ----------      ----------

Net income (loss)                               $   822,603     $  535,533     $(2,348,005)
                                                ===========     ==========      ----------











See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)



                                                       Fiscal Year Ended October 31,
                                                   -------------------------------------
                                                   2 0 0 4        2 0 0 3        2 0 0 2
                                                   -------        -------        -------
                                                (As Restated)  (As Restated)
Weighted average shares outstanding:
  Basic                                          2,614,662       2,596,252      2,587,241
  Diluted                                        2,870,327       2,661,014      2,587,241


Basic earnings (loss) per share
  Continuing operations                          $     .31       $     .14      $     .05
  Discontinued operations                               --             .07           (.96)
                                                 ---------       ---------      ---------

                                                 $     .31       $     .21      $    (.91)
                                                 =========       =========      =========

Diluted earnings (loss) per share
  Continuing operations                          $     .29       $     .13      $     .05
  Discontinued operations                               --             .07           (.96)
                                                 ---------       ---------      ---------


                                                 $     .29       $     .20      $    (.91)
                                                 =========       =========      =========
























See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                             Additional                Unearned                         Retained
                  Preferred Stock         Common Stock       Paid-in      Deferred     Compensatory   Subscriptions     Earnings
                Shares      Amount     Shares      Amount    Capital      Interest     Stock          Receivable        (Deficit)
                ------      ------     ------      ------    -------      --------     ------------   -------------     --------




Balance at
 November 1,
 2001             --      $   --     2,559,453    $256      $5,522,296    $(235,553)    $(1,251)      $     --         $ 1,365,530


Issuance of
 common
 stock for
 payment of
 prior year
 bonuses          --          --        35,000       3         16,097            --          --             --                  --
Financial
 advisory
 services         --          --            --      --             --            --       1,251             --                  --
Interest
 expense          --          --            --      --             --       118,260          --             --                  --
Net (loss)        --          --            --      --             --            --          --             --          (2,348,005)
               -----        ----     ---------    ----     ----------       -------       -----          -----          ----------


Balance at
 October 31,
 2002             --          --     2,594,453     259      5,538,393      (117,293)         --             --            (982,475)


Exercise of
 employee
 stock
 options          --          --         9,000       1         10,275            --          --             --                  --
Interest
 expense          --          --            --      --             --       117,293          --             --                  --
Net income        --          --            --      --             --            --          --             --             535,533
               -----        ----     ---------    ----      ---------       -------       -----          -----          ----------


Balance at
 October 31,
 2003             --          --     2,603,453     260      5,548,668            --          --             --            (446,942)
(As Restated)


Issuance of
 warrants         --          --            --      --         42,700            --          --             --                  --
Exercise of
 employee
 stock
 options          --          --        24,250       3         18,112            --          --            (920)                --
Net income        --          --            --      --             --            --          --              --            748,594
               -----        ----     ---------    ----     ----------       -------       -----           -----         ----------


Balance at
 October 31,
 2004             --      $   --     2,627,703    $263     $5,609,480     $      --      $   --        $   (920)       $   375,661
(As Restated)  =====      ======     =========    ====     ==========     =========      =======       =========       ===========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Fiscal Year Ended October 31,
                                                         2 0 0 4        2 0 0 3         2 0 0 2
                                                         -------        -------         -------
                                                      (As Restated)  (As Restated)

OPERATING ACTIVITIES
Net income (loss)                                     $   822,603     $  535,533     $(2,348,005)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                           587,626        605,310         623,192
  Deferred interest                                            --        117,293         118,260
  Deferred income taxes                                   516,916        252,759          82,319
  Financial advisory services                                  --             --           1,251
  (Income) loss on discontinued operations                     --       (861,757)      1,109,248
  Impairment of goodwill -
    discontinued operations                                    --             --       3,027,588
  Bad debt expense                                             --        (17,463)         19,912
  (Gain) loss on sale of assets                                --             --          14,245
  (Gain) on sale/leaseback of building                   (125,439)       (41,813)             --
Changes in operating assets and liabilities:
  Restricted cash                                            (498)       (21,456)             --
  Accounts receivable                                    (566,572)       128,583         187,395
  Inventories                                              80,214        (82,668)        (34,644)
  Prepaid expenses                                         (8,906)       108,087        (241,414)
  Other assets                                                 --         (1,388)             --
  Net assets from discontinued operations                      --             --      (2,061,462)
  Accounts payable and accrued expenses                   275,671        (32,666)        (88,483)
                                                       ----------     ----------     -----------


NET CASH FLOWS FROM OPERATING ACTIVITIES                1,581,615        688,354         409,402
                                                       ----------     ----------     -----------


INVESTING ACTIVITIES
  Test passage bank and test development                 (480,463)      (355,518)       (213,986)
  Software development costs                              (13,971)      (175,682)        (12,616)
  Prepublication costs                                   (135,927)      (169,960)             --
  Proceeds from the sale of building                           --      2,875,000              --
  Proceeds from the sale of discontinued operations            --      4,070,000              --
  Closing costs on sale of building                            --       (161,891)             --
  Closing costs on sale of discontinued operations             --       (556,037)             --
  Acquisition of fixed assets                            (291,294)      (299,174)        (65,062)
                                                       ----------     ----------     -----------


NET CASH FLOWS FROM INVESTING ACTIVITIES                 (921,655)     5,226,738        (291,664)
                                                       ----------     ----------     -----------















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                              Fiscal Year Ended October 31,
                                                         2 0 0 4        2 0 0 3         2 0 0 2
                                                         -------        -------         -------
                                                      (As Restated)  (As Restated)

FINANCING ACTIVITIES
  Repayments from loan payable                                --             --         (49,472)
  Repayment of subordinated debt                              --     (3,530,141)             --
  Proceeds from the exercise
    of employee stock options                             17,195         10,275              --
  Proceeds from long-term debt                           118,497         38,000              --
  Repayment of long-term debt                             (7,600)    (1,585,700)             --
                                                      ----------    -----------      ----------


NET CASH FLOWS FROM FINANCING ACTIVITIES                 128,092     (5,067,566)        (49,472)
                                                      ----------    -----------      ----------


NET CHANGE IN CASH AND TEMPORARY INVESTMENTS             788,052        847,526          68,266


CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                                   963,435        115,909          47,643
                                                      ----------    -----------      ----------


CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                                      $1,751,487    $   963,435      $  115,909
                                                      ----------    -----------      ----------


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                            $    5,621    $   404,333      $  554,391
                                                      ----------    -----------      ----------
  Income taxes                                        $   57,158    $    34,442      $  163,660
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Accrued Expenses
----------------

Accrued expenses consist of the following:

                                            October 31,
                                            -----------
                                      2 0 0 4         2 0 0 3
                                      -------         -------
                                   (As Restated)  (As Restated)

   Retirement plans                $  238,107      $  217,999
   Commissions                         14,651          27,093
   Salary                             256,510         333,326
   Professional fees                  100,565         106,394
   Royalties                           25,054          99,524
   Outside services                   127,939         162,998
   Other                              587,720         115,319
                                   ----------      ----------

                                   $1,350,546      $1,062,653
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

Revenue Recognition
-------------------

Revenues from the Company's sales of its proprietary tests, including sales of the related ancillary materials, are recognized when the Company ships the physical product from its warehouse.
The Company's revenues from performance of assessment consulting and psychometric services under long-term contracts are recognized on the percentage-of-completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and Accounting Research Bulleting No. 45, "Long-Term Construction-Type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a fiscal period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period.

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

The pro forma net income (loss) and income (loss) per share consists of the following:


                                              Fiscal Years Ended October 31,
                                     --------------------------------------------
                                       2 0 0 4          2 0 0 3          2 0 0 2
                                       -------          -------          -------
                                    (As Restated)    (As Restated)

Net income as reported                $ 822,603        $ 535,533       $(2,348,005)
Effect of stock options                (138,993)         (18,443)         (242,918)
                                      ---------        ---------       -----------

Proforma net income                   $ 683,610        $ 517,090       $(2,590,923)
                                      =========        =========       ===========
Historic basic earnings
  per share                           $     .31        $     .21       $      (.91)
Historic diluted earnings
  per share                           $     .29        $     .20       $      (.91)
Proforma basic earnings
per share                             $     .26        $     .20       $     (1.00)
Proforma diluted earnings
  per share                           $     .24        $     .19       $     (1.00)




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
                                              =====



NOTE 12 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax liabilities and assets are comprised as follows:


                                                           October 31,
                                                   --------------------------
                                                    2 0 0 4          2 0 0 3
                                                    -------          -------
                                                 (As Restated)    (As Restated)
     Deferred tax assets:


         Goodwill                                  $     --       $    1,368
         Net operating loss                         806,436        1,321,138
         Sale/leaseback of building                 445,724          497,154
         Salaries                                    84,404           63,327
         Rent                                        24,697            8,597
         Bad debt allowance                           1,767            2,788
         Other                                        5,393            4,214
                                                   --------       ----------

         Gross deferred tax assets                1,368,421        1,898,586
                                                  --------        ----------

     Deferred tax liability:
         Goodwill                                    (8,607)              --
         Test passage bank and test development     (15,702)         (37,558)
                                                   --------       ----------

         Gross deferred tax liability               (24,309)         (37,558)
                                                   --------       ----------


     Net deferred tax assets                     $1,344,112       $1,861,028
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 - INCOME TAXES (Continued)
----------------------

The Company's income tax expense from continuing operations consists of the following:



                                                 Fiscal Year Ended October 31,
                                          ----------------------------------------
                                           2 0 0 4        2 0 0 3         2 0 0 2
                                           -------        -------         -------
                                        (As Restated)  (As Restated)
  Current:
   Federal                               $      --     $       --      $       --
   State                                    75,531         73,781           4,563
                                         ---------     ----------      ----------

                                            75,531         73,781           4,563
                                         ---------     ----------      ----------

  Deferred:
   Federal                                 400,611        195,888          63,797
   State                                   116,306         56,871          18,522
                                         ---------     ----------      ----------

                                           516,917        252,759          82,319
                                         ---------     ----------      ----------

Provision for income taxes               $ 592,448     $  326,540      $   86,882
                                         =========     ==========      ==========


A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate for continuing operations is as follows:


                                                 Fiscal Year Ended October 31,
                                           2 0 0 4        2 0 0 3         2 0 0 2
                                           -------        -------         -------
                                        (As Restated)  (As Restated)

U.S. Federal income tax statutory rate       34%            34%             34%

State income tax, net of Federal income
tax benefit                                   5              7               7

Other - including tax free income,
goodwill and net operating losses             3              3              --
                                            ---            ---             ---

Effective tax rate                           42%            44%             41%
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