Form 10QSB/A
period 2005-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-08-08
CIK 726603

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
------------------

Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION

                          EXPLANATORY NOTE
                          ----------------

        This Amendment No. 2 on Form 10-QSB/A includes restated unaudited consolidated financial statements for the three months ended January 31, 2005 and 2004, which supersede the Company's previously issued unaudited consolidated financial statements for those interim periods. This Amendment No. 2 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 5 to the accompanying financial statements. Except as otherwise specifically noted, all information contained herein is as of January 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 2 restates in its entirety the Company's Report on Form 10-QSB for the quarter ended January 31, 2005.

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

  Consolidated Statements of Operations              F-4

  Consolidated Statements of Cash Flows              F-6

  Notes to Consolidated Financial Statements         F-8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                        January 31,           October 31,
                                                          2 0 0 5               2 0 0 4
                                                          -------               -------
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


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                        January 31,           October 31,
                                                          2 0 0 5               2 0 0 4
                                                          -------               -------
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended January 31,
                                         ------------------------------

                                            2 0 0 5          2 0 0 4
                                            -------          -------
                                          (Unaudited)      (Unaudited)
                                         (As Restated)    (As Restated)

Net revenue                               $2,652,829       $2,087,794

Cost of goods sold                         1,347,672        1,089,043
                                          ----------       ----------

Gross profit                               1,305,157          998,751

Operating expenses:
  Selling expenses                           341,424          275,104
  General and administrative expenses        805,951          616,263
                                          ----------       ----------

Total operating expenses                   1,147,375          891,367
                                          ----------       ----------

Income from operations                       157,782          107,384

Other income (expense):
Gain on sale/leaseback of building            31,360           31,360
Interest income (expense), net                 2,579             (549)
                                          ----------       ----------

Income before income taxes                   191,721          138,195

Income taxes                                  80,374           57,570
                                          ----------       ----------

Net income                                $  111,347       $   80,625
                                          ==========       ==========

Weighted average shares outstanding:
Basic                                      2,715,490        2,603,453
Diluted                                    2,974,518        2,797,209

Earnings per share:
Basic                                     $      .04       $      .03
Diluted                                   $      .04       $      .03













See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 5          2 0 0 4
                                             -------          -------
                                           (Unaudited)      (Unaudited)
                                          (As Restated)    (As Restated)


OPERATING ACTIVITIES
Net income                                  $  111,347       $   80,625
Adjustments to reconcile net
  income to net
Cash provided by operating activities:
  Depreciation and amortization                159,453          139,003
  Deferred income taxes                         59,403           48,627
  (Gain) on sale/leaseback of building         (31,360)         (81,360)


Changes in operating assets
  and liabilities:
    Restricted cash                               (970)              --
    Accounts receivable                       (238,998)        (515,863)
    Inventories                                  5,000          (11,291)
    Prepaid expenses                            47,974         (122,744)
    Other assets                                 1,388               --
    Accounts payable and accrued expenses      (94,710)          87,925
                                              --------         --------


NET CASH FLOWS FROM OPERATING ACTIVITIES        18,527         (325,078)
                                              --------         --------


INVESTING ACTIVITIES
  Test passage bank and test development      (167,326)        (131,572)
  Acquisition of fixed assets                 (100,559)         (60,926)
  Software development costs                        --          (13,970)
  Prepublication costs                              --          (46,510)
  Cash and fees paid to acquire
    stock of Assessment & Evaluation
    Concepts Inc. ("AEC")                      (83,000)              --
                                              --------         --------


NET CASH FLOWS FROM INVESTING ACTIVITIES      (350,885)        (252,978)
                                              --------         --------









See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 5          2 0 0 4
                                             -------          -------

                                           (Unaudited)      (Unaudited)
                                          (As Restated)    (As Restated)

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