Form 10QSB/A
period 2005-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-08-08
CIK 726603

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Six Months Ended               Three Months Ended
                                                           April 30,                      April 30,
                                                     2 0 0 5        2 0 0 4         2 0 0 5       2 0 0 4
                                                     -------        -------         -------       -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)   (Unaudited)
                                                  (As Restated)  (As Restated)   (As Restated) (As Restated)



Net revenue                                       $5,033,112      $4,784,662      $2,380,283    $2,696,868

Cost of goods sold                                 2,376,321       2,602,164       1,028,649     1,513,121
                                                  ----------      ----------      ----------    ----------

Gross profit                                       2,656,791       2,182,498       1,351,634     1,183,747
                                                  ----------      ----------      ----------    ----------

Operating expenses:
  Selling expenses                                   746,134         631,306         404,710       356,202
  General and
  administrative expenses                          1,594,523       1,203,951         788,572       587,688
                                                  ----------      ----------      ----------    ----------

Total operating expenses                           2,340,657       1,835,257       1,193,282       943,890
                                                  ----------      ----------      ----------    ----------

Income from operations                               316,134         347,241         158,352       239,857

Other income (expense):
Gain on sale/leaseback of building                    62,720          62,720          31,360        31,360
Interest income (expense) net                          3,914          (3,130)          1,335        (2,581)
                                                  ----------      ----------      ----------    ----------

Income before income taxes                           382,768         406,831         191,047       268,636

Income taxes                                         165,530         176,065          85,156       118,495
                                                  ----------      ----------      ----------    ----------

Net income                                        $  217,238      $  230,766      $  105,891    $  150,141
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                        Six Months Ended
                                                            April 30,
                                                     2 0 0 5        2 0 0 4
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)
                                                  (As Restated)  (As Restated)
FINANCING ACTIVITIES
  Proceeds from long-term debt                     $   88,132     $       --
  Repayment of long-term debt                         (15,336)        (3,800)
  Proceeds from the exercise of warrants              155,303             --
  Stock subscription received                             920             --
  Proceeds from the exercise of
    employee stock options                             13,570          8,245
                                                   ----------     ----------

NET CASH FLOWS FROM FINANCING ACTIVITIES              242,589          4,445
                                                   ----------     ----------


NET CHANGE IN CASH AND TEMPORARY INVESTMENTS           63,970       (346,976)



CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                              1,751,487        984,891
                                                   ----------     ----------


CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                                   $1,815,457     $  637,915
                                                   ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the quarter for:

  Interest                                         $    5,138     $    3,911
                                                   ==========     ==========
  Income taxes                                     $    2,354     $   31,382
                                                   ==========     ==========


Noncash investing and financing activities:
  Stock issued in acquisition of AEC               $   39,000     $       --
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