Form 10QSB
period 2005-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2005-09-14
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2005

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of September 8, 2005: 2,903,738 shares of Common Stock, par value
-----------------------------------------------------------------
$0.0001 per share.
------------------

Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended July 31, 2005 are attached to this Report, commencing at page F-1.

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

BACKGROUND

          For over twenty-nine years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary tests and by providing custom tests and consulting services. During the current fiscal year, TASA completed two acquisitions: Assessment and Evaluation Concepts in January 2005, and Achievement Data, Inc. in July 2005. These two companies increase our capabilities in the custom testing services, and as such, the revenues and expenses from these subsidiaries are included as part of the results of operations for custom testing services.

                           RESULTS OF OPERATIONS

          The following table compares the revenues for the fiscal quarter and nine months ended July 31, 2005 versus the fiscal quarter and nine months ended July 31, 2004, as restated.



                   RESULTS OF OPERATIONS FOR THE THIRD FISCAL QUARTER
                   AND FOR THE NINE-MONTH PERIOD ENDED ON JULY 31, 2005

                               Nine Months                         Three Months
                              Ended July 31,                      Ended July 31,
                             ---------------                     ---------------

                                                    %                                    %
                           2005         2004      Change        2005         2004      Change
                           ----         ----      ------        ----         ----      ------
                             (in thousands                        (in thousands
                              of dollars)                          of dollars)



Proprietary              $2,826.3      $3,268.3    (13.5)     $1,073.4     $1,087.0     (1.3)
Custom Testing           $5,182.6      $4,399.5     17.8      $1,902.4     $1,796.2      5.9
Total Revenues           $8,008.9      $7,667.8      4.4      $2,975.8     $2,883.2      3.2


          The following are selected ratios as a percentage of revenues on the Company's financial statements:



                                       Nine Months           Three Months
                                      Ended July 31,        Ended July 31,
                                      --------------        --------------

                                      2005       2004       2005       2004
                                      ----       ----       ----       ----

                                      (in percentages)      (in percentages)

Revenues                              100%       100%       100%       100%

     Gross Profit                      52         46         51         47

Operating Expense:

     Selling Expense                   14         13         13         13

     General & Administrative          32         25         32         24

Income from Operations                  6          8          6         10

     Other Income (Expense)             1          1          1          1

Income before Taxes                     7          9          7         11

Income Taxes                            3          4          2          4

Net Income                              5          6          5          7


          REVENUES.  Revenues for the nine-month period ended
          --------
July 31, 2005 (the "current period") were $8,008,945 representing a 4.4% increase or $341,125 from $7,667,820 for the nine-month period ended July 31, 2004 (the "comparable period"). Net revenues for the three months ended July 31, 2005 (the "current quarter") increased by 3.2% or $92,675 to $2,975,833 as compared to net revenues of $2,883,158 in the three months ended July 31, 2004 (the "comparable quarter"). ADI, acquired by the Company as of July 1, 2005, contributed $59,760 to the Company's revenues for the current quarter.

          Revenues from our proprietary testing unit have decreased by 13.5% year-to-date and have declined by 1.3% for the current quarter. In the comparable period the Company had large order placements in the first half of 2004; most notably Los Angeles, California and Orange County, Florida. Proprietary test revenues firmed up in the current quarter and we appear to have arrested the sharp decline that occurred in the first half of the current fiscal year.

          Revenues from our custom-testing unit increased 17.8% in the current period over the comparable period, and by 5.9% for the current quarter over the comparable quarter. This increase would have been significantly greater had the Company been able to recognize during the current period $684,123 in deferred revenues as the Company had originally expected. We believe that most of these deferred revenues will be recognized prior to the end of Fiscal 2005.

          New contract business continues to grow for both the proprietary and custom units. Since March 1, 2005, the Company has entered into contracts for $13.2 million in future revenues, and as of August 31, 2005, has contracts providing for future revenues of $23.8 million.

          COST OF GOODS SOLD.  Cost of goods sold decreased by
          ------------------
$289,412, or 7.0%, from $4,126,310 in the comparable period to $3,836,898 in the current period. Cost of goods sold is now 48% of revenues versus 54% in the comparable period. Cost of goods sold for the current quarter decreased by 4.2% or $63,569 from $1,524,146 in the comparable quarter to $1,460,577 in the current quarter. Cost of goods sold is now 49% of revenues for the current quarter versus 53% for the comparable quarter. The favorable variance is due to the mix of products and services for the current period and the current quarter.

          GROSS PROFIT.  Gross profit from operations increased
          ------------
by $630,537 from $3,541,510 in the comparable period to $4,172,047 in the current period. The gross profit margin is now 52% in the current period versus 46% in the comparable
period.   For the current quarter, the gross profit increased to
$1,515,256 versus $1,359,012 in the comparable quarter. The gross profit margin is now 51% in the current quarter versus 47% in the comparable quarter. Again, increased revenues and a favorable mix of products are responsible for the improvement in the gross profit margin.

          SELLING EXPENSE.  Selling expense for the current
          ---------------
period increased by 13%, or $129,274, versus the comparable period, or from $1,009,437 to $1,138,711. For the current quarter, selling expense increased by 4% or $14,446, or from $378,131 in the comparable quarter to $392,577 in the current quarter. Selling expenses are 14% of revenue in the current period versus 13% in the comparable period. For the current quarter, selling expenses remained unchanged at 13% when
compared to selling expenses in the comparable quarter.   We
anticipate selling expenses increasing modestly over the next twelve months as we revamp our marketing and sales organizations to effect revenue gains.

          GENERAL AND ADMINISTRATIVE (G&A) EXPENSES.  General
          -----------------------------------------
and administrative expenses increased by $625,687, or 33%, for the current period and are now $2,534,308 versus $1,908,621 for the comparable period. For the current period, G&A is 32% of revenues versus 25% in the comparable period. For the current quarter, G&A expenses increased by $235,115, or 33%, and are now $939,785 versus $704,670 in the comparable quarter. G&A is 32% of revenues in the current quarter versus 24% in the comparable quarter. A significant portion of the period and quarter increases relate to the expenses associated with the evaluation and implementation of internal controls necessary to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Increased professional fees with respect to new regulatory requirements and internal restructuring expenses also include the Company's hiring of a new Chief Operating Officer for its proprietary unit. Further, the infrastructure component of G&A costs increased as a result of the acquisitions of AEC and ADI completed during Fiscal 2005.

          OTHER INCOME (EXPENSE).  The Company had net other
          ----------------------
income of $90,334 for the current period versus net other income of $90,880 for the comparable period. For the current quarter, the Company had net other income of $23,700 versus net other income of $31,290 for the comparable quarter. Net other income decreased for the current quarter by 24% because of interest expenses associated with the acquisition of ADI. Other income for both the current period and the current quarter includes amortization of deferred gain on the sale/leaseback of the Company's headquarters building in July 2003, of $94,079 in both the current period and the comparable period, and $31,359 in each of the current quarter and the comparable quarter.

          INCOME FROM OPERATIONS. Income from the Company's
          ----------------------
operations for the current period was $499,028 versus $623,452 for the comparable period. For the current quarter, the Company had income from operations of $182,894 versus $276,211 in the comparable quarter.

          EBITDA FROM OPERATIONS.  Earnings before interest,
          ----------------------
taxes, depreciation and amortization on the Company's operations was $984,973 for the current period versus $1,070,550 for the comparable period. EBITDA for the current quarter was $347,670 versus $431,815 for the comparable quarter.

          EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial statements. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from operations to EBITDA from operations:

                             EBITDA From Operations

                                 Nine Months Ended          Three Months Ended
                                      July 31,                    July 31,
                                  2005        2004            2005        2004
                                  ----        ----            ----        ----

Income from operations         $ 499,028   $  623,452      $ 182,894    $ 276,211

Depreciation & amortization      485,945      447,098        164,776      155,604
                               ---------   ----------      ---------    ---------

EBITDA from operations         $ 984,973   $1,070,550      $ 347,670    $ 431,815
                               =========   ==========      =========    =========


          NET INCOME AND EARNINGS PER SHARE.  Net income for the
          ---------------------------------
current period was $365,422 versus net income of $424,522 in the comparable period. For the current quarter, the Company had net income of $148,184 versus net income of $193,756 in the comparable quarter.

          For the current period, the Company earned $0.12 per share (diluted) versus $0.15 earnings per share (diluted) in the comparable period. For the current quarter, the Company had $0.05 earnings per share (diluted) versus $0.07 earnings per share (diluted) in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL. Working capital increased by $160,493
          ---------------
during the current period from $2,981,951 at October 31, 2004, to $3,142,444 at July 31, 2005. This increase resulted primarily from a an increase in accounts receivable and a decrease in accrued expenses, as partially offset by an increase in deferred revenue. The ratio of current assets to current liabilities was approximately 2.84 to 1 at October 31, 2004 versus 2.43 to 1.0 at July 31, 2005.

          CASH FLOW FROM OPERATING ACTIVITIES. During the
          -----------------------------------
current period, the Company had net cash provided by operating activities of $342,439, as compared to $306,143 in the comparable period. The increase in cash provided by operating activities in the current period resulted primarily from an increase in deferred revenue as partially offset by a decrease in accounts payable and accrued expenses.

          CASH FLOW TO INVESTING ACTIVITIES. During the current
          ---------------------------------
period, the Company had net cash used in investing activities of $2,308,503, as compared to net cash used in investing activities of $651,590 in the comparable period. The increase in cash used in investing activities resulted primarily from increased test product development and the cash expended in the acquisitions of Assessment & Evaluation Concepts Inc. ("AEC") and Achievement Data, Inc. ("ADI") during the current period.

          CASH FLOW FROM FINANCING ACTIVITIES. In the current
          -----------------------------------
period, the Company had net cash provided by financing activities of $1,593,528 as compared to $9,195 in the comparable period. The cash provided by financing activities in the current period resulted primarily from the proceeds from the exercise of warrants and employee stock options, the financing provided for certain equipment and the financing provided for the acquisition of ADI.

          During the current period, options to purchase 36,500 shares of the Company's Common Stock were exercised, resulting in proceeds to the Company aggregating $25,090. In addition, warrants for the purchase of 138,047 shares of Common Stock were exercised in the current period providing proceeds to the Company of $155,303.

          During the current period, options to purchase 56,000 shares of the Company's Common Stock were granted to existing employees of the Company pursuant to the 2000 Stock Incentive Plan, options to purchase 50,000 shares were granted to new employees upon commencement of employment and options to purchase 110,000 shares were granted to new employees pursuant to the Company's acquisitions of AEC and ADI (as further described below). The options granted during the current period had exercise prices equal to the closing sales price on the date of the grant, ranging from $3.15 to $3.79 per share, and are all subject to vesting periods contained in the individual grants. In addition, options to purchase 12,500 shares of Common Stock were granted to non-employee directors pursuant to the Company's Directors Stock Option Plan at an exercise price of $3.20 per share.

          In January 2005, the Company acquired all of the outstanding stock of AEC in consideration of $83,000 in cash and 12,000 shares of the Company's Common Stock. In addition, options to purchase 50,000 shares of the Company's Common Stock were granted pursuant to the 2000 Stock Incentive Plan on the date of the closing exercisable at $3.06 per share. The options are exercisable commencing one year from the closing, through January 2015. In addition, the Company entered into two-year employment agreements with the two officers of AEC. Pursuant to the agreements, the officers of AEC are entitled to a base salary and bonuses determined by the attainment of certain performance goals. Goodwill totaling $118,074 was recorded as a result of the acquisition.

          On July 1, 2005, the Company completed the acquisition of all of the outstanding stock of ADI. ADI provides on-line testing capabilities to state testing programs and also offers an electronic testing engine. The total consideration paid by the Company for the ADI stock was $1,650,000, consisting of $1,155,000 in cash, the issuance of 89,488 shares of Common Stock of the Company (valued at $331,650, based on the average of closing prices for the Company's Common Stock for the five trading days preceding the closing) and $163,350 in subordinated promissory notes issued to two of the former stockholders of ADI. The promissory notes bear interest at the rate of 5% per annum and are payable in six semi-annual installments of principal plus interest.

          In connection with the acquisition of ADI, the Company entered into a loan agreement with its bank, pursuant to which the Company borrowed an aggregate principal amount of $1,200,000, almost all of which was used to pay the purchase price for the shares of ADI and closing costs for the transaction, with the balance being retained by the Company for working capital. Borrowings under the loan incur interest at the rate of 6.25% per annum. Interest only payments are due for the first year, and thereafter monthly payments of principal and interest of $23,339 through July 2011. The promissory note contains several financial covenants with respect to which the Company was in compliance as of the end of the current quarter.

          The Company has entered into employment agreements for an initial forty-month term with two of the former shareholders of ADI. In addition, the former shareholders of ADI who are continuing with ADI were granted an aggregate of 60,000 options to purchase additional shares of the Company's Common Stock, at an exercise price of $3.75 per share, subject to vesting upon the completion of one year of employment. The Company also entered into an employment agreement for an initial twenty-eight month term with a key employee of ADI.

          Long-term debt, operating leases and other long-term obligations outstanding as of July 31, 2005 mature as follows:




                                                           Payments Due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                                   Less than                                    More than
                                  Total        1 year        1-3 years      4-5 years       5 years
                           -------------------------------------------------------------------------
                           (C)


Long-term debt                 $1,574,065    $   97,426     $  645,423     $  560,401     $  270,815

Operating leases                2,899,800       335,301        692,259        715,720      1,156,520

Other long-term
obligations (1)                 3,241,004     1,572,928      1,594,326         73,750             --
                               ----------     ---------      ---------       --------     ----------
Total obligations              $7,714,869    $2,005,655     $2,932,008     $1,349,871     $1,427,335
                               ==========    ==========     ==========     ==========     ==========

_______________
(1)  Related to employment contracts in effect at the end of the current quarter.



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

          An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company does not have sufficient personnel and technical resources necessary to assure compliance with such controls and procedures as a whole. However, for the period covered by this Quarterly Report, the Company has adopted compensating controls and procedures to insure that the Company's disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Audit Committee has directed management to devote additional resources to disclosure controls and management is in the process of implementing such directive.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS

          Exhibit 31     Certification Pursuant To 18 U.S.C.
                         Section 1350, As Adopted Pursuant
                         To Section 302 of The Sarbanes-
                         Oxley Act of 2002.

          Exhibit 32     Certification Pursuant To 18 U.S.C.
                         Section 1350, As Adopted Pursuant
                         To Section 906 of The Sarbanes-
                         Oxley Act of 2002

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE FISCAL QUARTER AND NINE MONTHS ENDED JULY 31, 2005

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


                                                              July 31,      October 31,
                                                              2 0 0 5         2 0 0 4
                                                              -------         -------
                                                            (Unaudited)    (As Restated)

ASSETS
------


Current assets:
 Cash and temporary investments                             $ 1,378,951     $1,751,487
 Accounts receivable, net of allowance
  for doubtful accounts of
  $870 and $4,417, respectively                               2,510,331      1,526,559
 Inventories                                                    477,043        431,196
 Prepaid expenses and other current
  assets                                                        389,124        338,354
 Restricted cash                                                 43,012         21,954
 Deferred income taxes                                          536,440        536,440
                                                            -----------     ----------

      Total current assets                                    5,334,901      4,605,990
                                                            -----------     ----------

Property, plant and equipment - net of
 accumulated depreciation of $518,230
 and $284,567, respectively                                     668,759        525,319
                                                            -----------     ----------

Other assets:
 Test passage bank and test development,
   net of accumulated amortization of
   $3,474,156 and $3,174,865, respectively                    2,596,309      2,227,077
 Goodwill                                                     1,958,132        198,159
 Deferred income taxes                                          607,942        807,672
 Other assets                                                   272,528        326,289
                                                            -----------     ----------


     Total assets                                           $11,438,571     $8,690,506
                                                            ===========     ==========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                              July 31,      October 31,
                                                              2 0 0 5         2 0 0 4
                                                              -------         -------
                                                            (Unaudited)    (As Restated)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Lines of credit                                           $       --       $       --
 Current maturities of long-term debt                          97,426           28,606
 Accounts payable                                             184,758          119,448
 Accrued expenses                                           1,100,711        1,350,546
 Deferred revenue                                             684,123               --
 Deferred gain on sale of building -
  current portion                                             125,439          125,439
                                                           ----------       ----------



     Total current liabilities                              2,192,457        1,624,039
                                                           ----------       ----------

Long-term debt:
 Long-term debt, net of current portion                     1,476,639          120,291
 Deferred gain on sale of building, net
  of current portion                                          867,614          961,692
                                                           ----------       ----------


     Total liabilities                                      4,536,710        2,706,022
                                                           ----------       ----------


Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.0001 par value,
  5,000,000 shares
  authorized, 0 shares-issued and
  outstanding, respectively                                        --               --
 Common stock, $.0001 par value,
  20,000,000 shares authorized,
   2,903,378 and 2,627,703 shares issued
   and outstanding, respectively                                  290              263
 Additional paid-in capital                                 6,160,488        5,609,480
 Subscriptions receivable                                          --             (920)
 Retained earnings                                            741,083          375,661
                                                           ----------       ----------


     Total stockholders' equity                             6,901,861        5,984,484
                                                           ----------       ----------


Total liabilities and stockholders' equity                $11,438,571       $8,690,506
                                                          ===========       ==========



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Nine Months Ended               Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 5        2 0 0 4         2 0 0 5        2 0 0 4
                                                     -------        -------         -------        -------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
                                                                 (As Restated)                  (As Restated)


Net revenue                                        $8,008,945     $7,667,820      $2,975,833     $2,883,158

Cost of goods sold                                  3,836,898      4,126,310       1,460,577      1,524,146
                                                   ----------     ----------      ----------     ----------

Gross profit                                        4,172,047      3,541,510       1,515,256      1,359,012
                                                   ----------     ----------      ----------     ----------

Operating expenses:
 Selling expenses                                   1,138,711      1,009,437         392,577        378,131
 General and
  administrative expenses                           2,534,308      1,908,621         939,785        704,670
                                                   ----------     ----------      ----------     ----------

Total operating expenses                            3,673,019      2,918,058       1,332,362      1,082,801
                                                   ----------     ----------      ----------     ----------

Income from operations                                499,028        623,452         182,894        276,211

Other income (expense):
Gain on sale/leaseback
 of building                                           94,079         94,079          31,359         31,359
Interest income
 (expense) net                                         (3,745)        (3,199)         (7,659)           (69)
                                                   ----------     ----------      ----------     ----------

Income before income taxes                            589,362        714,332         206,594        307,501

Income taxes                                          223,940        289,810          58,410        113,745
                                                   ----------     ----------      ----------     ----------

Net income                                         $  365,422     $  424,522      $  148,184     $  193,756
                                                   ==========     ==========      ==========     ==========

Weighted average
 shares outstanding:
Basic                                               2,774,768      2,611,584       2,829,104      2,621,488
Diluted                                             2,964,884      2,857,832       3,052,577      2,867,736

Basic earnings per share                           $      .13     $      .16      $      .05     $      .07
Diluted earnings per share                         $      .12     $      .15      $      .05     $      .07







See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES



                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Nine Months Ended
                                                            July 31,
                                                     2 0 0 5        2 0 0 4
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)
                                                                 (As Restated)


OPERATING ACTIVITIES
 Net income                                       $   365,422     $   424,522
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                       485,945         447,098
  Deferred income taxes                               163,197         233,695
  (Gain) on sale/leaseback of building                (94,079)        (94,079)
Changes in operating assets and liabilities:
 Accounts receivable                                 (845,127)       (824,486)
 Inventories                                          (45,847)         61,493
 Other assets                                          38,138          (2,578)
 Deferred revenue                                     684,123         167,324
 Accounts payable and accrued expenses               (409,333)       (106,846)
                                                   ----------      ----------


NET CASH FLOWS FROM OPERATING ACTIVITIES              342,439         306,143
                                                   ----------      ----------


INVESTING ACTIVITIES
 Acquisition of property, plant and
  equipment                                          (191,932)       (176,704)
 Test passage bank and test development              (668,523)       (353,300)
 Cash and fees paid to acquire stock
  of Assessment & Evaluation Concepts Inc.            (83,000)             --
 Cash and fees paid to acquire stock
  of Achievement Data Inc.                         (1,365,048)             --
 Software development costs                                --         (13,971)
 Prepublication costs                                      --        (107,615)
                                                   ----------      ----------


NET CASH FLOWS TO INVESTING ACTIVITIES             (2,308,503)       (651,590)
                                                   ----------      ----------





See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                       Nine Months Ended
                                                            July 31,
                                                     2 0 0 5        2 0 0 4
                                                     -------        -------
                                                   (Unaudited)    (Unaudited)
                                                                 (As Restated)
FINANCING ACTIVITIES
 Repayment of long-term debt                         (26,214)         (5,700)
 Proceeds from long-term debt                      1,451,382              --
 Costs associated with obtaining
  long-term debt                                     (12,033)             --
 Proceeds from the exercise of warrants              155,303              --
 Proceeds from the exercise of
  employee stock options                              25,090          14,895
                                                   ---------       ---------


NET CASH FLOWS FROM FINANCING ACTIVITIES           1,593,528           9,195
                                                   ---------       ---------


NET CHANGE IN CASH AND TEMPORARY INVESTMENTS        (372,536)       (336,252)



CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                             1,751,487         984,891
                                                   ---------       ---------


CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                                  $1,378,951       $ 648,639
                                                  ----------       ---------


SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                    $   12,412       $   4,881
                                                  ==========       =========
 Income taxes paid                                $    7,683       $  57,158
                                                  ==========       =========


Noncash investing and financing activities:
 Stock issued in acquisition of AEC               $   39,000              --
                                                  ==========       =========
 Stock issued in acquisition of ADI               $  331,650              --
                                                  ==========       =========





See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 July 31, 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 2005 and October 31, 2004, the consolidated statements of operations for the nine months and three months ended July 31, 2005 and 2004 and cash flows for the nine months ended July 31, 2005 and 2004.

The consolidated results of operations for the nine and three months ended July 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in
Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2004.

Subsequent to the issuance of the Company's unaudited consolidated financial statements in its Form 10-QSB for the fiscal quarter ended July 31, 2003, the Company concluded that the treatment of the gain from the sale-leaseback transaction was not consistent with generally accepted accounting principles. As a result, on May 24, 2005, the Company filed a Current Report on form 8-K with the SEC announcing its decision to restate the previously-issued consolidated audited financial statements for the fiscal years ended October 31, 2004 and October 31, 2003, and its unaudited consolidated financial statements for the interim fiscal quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004 and January 31, 2005. Such restatements were filed during the fiscal quarter ended July 31, 2005. The foregoing unaudited financial statements for the fiscal quarter ended July 31, 2005 include comparisons to such financial statements as restated.

NOTE 2 -  STOCK OPTIONS
-----------------------

In January 2005, the Company granted options to purchase 56,000 shares of the Company's Common Stock pursuant to the 2000 Stock Option Plan at an exercise price of $3.15 per share. Also in January 2005, the Company granted options to purchase an aggregate of 50,000 shares of the Company's Common Stock pursuant to the 2000 Stock Option Plan to the two officers of AEC pursuant to employment agreements. In February 2005, options to purchase 40,000 shares of the Company's Common Stock were granted pursuant to the 2000 Stock Option Plan on the date of the closing exercisable at $3.10 per share, the fair market value on that date. In June 2005, the Company granted options to purchase 10,000 shares of the Company's common stock at an exercise price of $3.79 per share. In July 2005, the Company granted options to purchase an aggregate of 60,000 shares of the Company's common stock at an exercise price of $3.75 to two of the officers of ADI pursuant to employment agreements (note 3).

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 July 31, 2005


NOTE 2 -  STOCK OPTIONS (Continued)
-----------------------------------

The Company measures compensation cost in connection with employee stock option plans using the intrinsic value based method and accordingly, does not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price on the date of the grant. Had the fair value based method been adopted by the Company, the effect on the net income and earnings per share for the nine and three months ended July 31, 2005 and 2004 would have been as follows:

                                                      Nine Months Ended               Three Months Ended
                                                            July 31,                       July 31,
                                                     2 0 0 5        2 0 0 4         2 0 0 5       2 0 0 4
                                                     -------        -------         -------       -------
                                                                 (As Restated)                 (As Restated)



Net income - as reported                            $365,422       $424,522         $148,184      $193,756
Less: Total share-based employee
 compensation awards determined under the
 fair-value based method net of tax (1)              183,532         90,913           83,269        51,797
                                                    --------       --------         --------      --------

Net income - proforma                               $181,890       $333,609         $ 64,915      $141,959
                                                    ========       ========         ========      ========

Net income per share:
 Basic - as reported                                $    .13       $    .16         $    .05      $    .07
 Basic - proforma                                   $    .07       $    .13         $    .02      $    .05
 Diluted - as reported                              $    .12       $    .15         $    .05      $    .07
 Diluted - proforma                                 $    .06       $    .12         $    .02      $    .05

(1) The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: Expected volatility of 121%, risk free interest rate of 4.23%, and expected lives of 10 years for the nine and three months ended July 31, 2005; expected volatility of 109%, risk free interest rate of 3.00%, and expected lives of 10 years for the nine and three months ended July 31, 2004.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 July 31, 2005




NOTE 3 - ACQUISITION OF ACHIEVEMENT DATA, INC.
----------------------------------------------

On July 1, 2005, the Company completed the acquisition of all of the outstanding stock of Achievement Data, Inc. ("ADI"). ADI provides on-line testing capabilities to state testing programs and also offers an electronic testing engine. The total consideration paid by the Company for the ADI stock was $1,650,000, consisting of $1,155,000 in cash, the issuance of 89,488 shares of Common Stock of the Company (valued at $331,650, based on the average of closing prices for the Company's Common Stock for the five trading days preceding the closing) and $163,350 in subordinated promissory notes issued to two of the former stockholders of ADI. The promissory notes incur interest at the rate of 5% per annum and are payable through six semi-annual installments of principal plus interest.

In connection with the acquisition of ADI, the Company entered into a loan agreement with its bank, pursuant to which the Company borrowed an aggregate principal amount of $1,200,000, almost all of which was used to pay the purchase price for the shares of ADI and closing costs for the transaction, with the balance being retained by the Company for working capital. Borrowings under the loan incur interest at the rate of 6.25% per annum. Interest only payments are due for the first year, and thereafter monthly payments of principal and interest of $23,339 through July 2011. The note is secured by the assets of the Company and is guaranteed by BETA and ADI. The promissory note contains several financial covenants with respect to which the Company is in compliance at July 31, 2005.

The Company has entered into employment agreements for an initial forty-month term with two of the former shareholders of ADI. In addition, the former shareholders of ADI who are continuing with ADI were granted an aggregate of 60,000 options to purchase additional shares of the Company's Common Stock, at an exercise price of $3.75 per share, subject to vesting upon the completion of one year of employment. The Company also entered into an employment agreement for an initial twenty-eight month term with a key employee of ADI.

The following unaudited pro forma income statement data presents the consolidated results of operations of the Company had the acquisition of ADI occurred at the beginning of the earliest period presented:



                                Nine months ended July 31,           Three months ended July, 31,
                                --------------------------           ----------------------------
                                   2005            2004                 2005             2004
                                   ----            ----                 ----             ----
Net revenue                    $9,273,576      $8,605,280           $3,040,319       $3,196,755
Net income                        430,442         414,117               (5,613)         189,142
Basic earnings per share              .15             .15                  .00              .07
Diluted earnings per share            .14             .14                  .00              .06



The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or the results which may occur in the future.

                                 SIGNATURE

          In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOUCHSTONE APPLIED SCIENCE
                                        ASSOCIATES, INC.



                                        By: /s/ ANDREW L. SIMON
                                            -----------------------
                                            Andrew L. Simon
                                            President, Chief Executive Officer
                                            and Chief Financial Officer
Date:  September 14, 2005