Form 10KSB
period 2005-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2006-01-30
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB
(Mark One)
      [X]  Annual report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934
               For the fiscal year ended October 31, 2005
      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
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

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     	No
    --------    -----------

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes         No    X
                                                -------    ---------

     State issuer's revenues for its most recent fiscal year: $11,686,649 for the fiscal year ended October 31, 2005.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $7,196,656 as of January 25, 2006. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes           	No
   ---------    ----------

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 25, 2006, 2,909,738 shares of Common Stock, par value $.0001 per share.

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

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

        Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") now competes exclusively in the assessment marketplace.
With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to refocus the organization on the fast-growing assessment segment of the K-12 education market. During the Company's fiscal year ended October 31, 2003 ("Fiscal 2003"), TASA sold both its post-secondary proprietary school, Mildred Elley (originally acquired by TASA in fiscal 1999), and Modern Learning Press, its supplemental instructional materials subsidiary (originally acquired by TASA in fiscal 1997). Revenues were $11.2 million for the fiscal year ended October 31, 2004 ("Fiscal 2004"), and $11.7 million for the fiscal year ended October 31, 2005
("Fiscal 2005"). Over the past ten years, assessment revenues have increased from $2.1 million to $11.7 million, representing a compounded annual growth rate of approximately 15%.

        The Company competes in both the custom and proprietary segments of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against specific standards established by each individual state. The Company has recognized this trend and has repositioned its proprietary unit to take advantage of changes in the market. As such, during Fiscal 2005, the Company decided to bid on state contracts that call for the printing, distributing, scanning, scoring and reporting of custom testing programs.

        The Company has continued to develop and market its proprietary products and services. The Company's proprietary products and services are currently part of major testing programs in Connecticut, New York, Missouri, Rhode Island, Indiana, Arkansas and Idaho.

        The Company's custom services grew from one unit in the prior year to three separate units in 2005. The Company's wholly owned subsidiary, Beck Evaluation & Testing Associates, Inc. ("BETA") was acquired in 1997. BETA performs "custom services" for state education agencies as well as for other test publishers.

        In January 2005, the Company acquired all of the outstanding stock of Assessment and Evaluation Concepts Inc. ("AEC"), a firm with experience and relationships in the educational assessment field, which complements the Company's experience and relationships. The purchase price of $122,000 paid by the Company consisted of $83,000 in cash and the issuance of 12,000 shares of Common Stock of the Company.

        On July 1, 2005, the Company completed the acquisition of all of the outstanding stock of Achievement Data, Inc. ("ADI"). ADI provides on-line testing capabilities to state testing programs and also offers an electronic testing engine. The total consideration paid by the Company for the ADI stock was $1,650,000, consisting of $1,155,000 in cash, the issuance of 89,488 shares of Common Stock of the Company (valued at approximately $331,650, based on the average of closing prices for the Company's Common Stock for the five trading days preceding the closing) and $163,350 in subordinated promissory notes issued to two of the former stockholders of ADI.

        These three custom assessment units now account for more than 65% of the Company's revenues.

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

PROPRIETARY ASSESSMENT PRODUCTS AND RELATED SERVICES

        The bulk of the Company's proprietary test revenues came from two tests in Fiscal 2005. The Degrees of Reading Power tests (DRP) and the MAC II, which is a comprehensive English language assessment and evaluation program.

        The DRP tests are published in three versions: Primary, Standard and Advanced. These tests measure an individual student's reading ability in a non-culturally biased manner and allow tracking of an individual's reading development over time. The DRP test is used to evaluate approximately 4 million students per year and is part of the state testing programs in Connecticut and New York.

        The Maculaitis Test, or MAC II, is used as a comprehensive English assessment and evaluation program. The MAC II is currently authorized for use in New Jersey, Illinois, Florida and Wisconsin. In 2005, the MAC II was part of the state mandated programs in Rhode Island, Missouri and Arkansas.

        In 2005, the Company developed several additional proprietary tests that will move it into the formative assessment category.
One program, Reading Power Essentials, or RPE, was launched in the fall of 2005 and another program called SSSMART is expected to be available in the winter of 2007. In addition, the Company launched an electronic version of its DRP test in the fall of 2005.

        During the past fiscal year, the Company's proprietary unit has responded to trends in the K-12 assessment business. TASA determined that its "factory", namely the ability to print, distribute, scan and score assessment materials, had significant value. As a result, the Company increased its bidding activities for fulfillment-type projects and secured the Idaho English-as-a-Second-Language state-wide program. Additionally, we expanded our Indiana Core 40 end-of-year high school assessment program and, as previously reported, expanded our business with RALLY! Education and Harcourt Achieve.

        All of the above services are reported under Proprietary
Assessment Revenue.

CUSTOM TEST PRODUCTS AND RELATED SERVICES

        BETA provides consulting services to states, school districts and textbook publishers. BETA's business is approximately equally divided between work for states and work for publishers. Since its acquisition by TASA in January 1997, BETA has concentrated on increasing its test assessment and design services to states. This effort has been successful, and BETA now provides its test development and/or psychometric services to state customers in Delaware, Indiana, Michigan, Minnesota, North Carolina, Texas,
Virginia, Washington and Wyoming.  In Fiscal 2003, BETA was awarded a
$7.5 million contract from the State of Michigan to develop an alternative assessment test for special education students. In January 2004, BETA was notified that such contract has been extended through September 2007. The total value of this contract over its term is $13,900,000.

        BETA's custom assessment services are provided to states either directly or indirectly, typically through three of the largest commercial contractors in the contract/customized assessment markets, NCS Pearson, Harcourt, and Measurement, Inc. Generally, the business strategy of BETA is to provide these specialized services for major state contracts as a subcontractor, primarily for assessment or psychometric services and actual test design and development. The prime contractor typically provides for all the printing, logistics, warehousing, scoring and reporting services necessary to complete state contracts. In addition to various assessment activities related to state assessment programs, BETA provides test development and program evaluation services to major textbook companies and other assessment developers. The Company reports revenues from BETA's operations as Custom Assessment Income.

        In January 2005, the Company acquired all of the outstanding stock of AEC for $122,000 consisting of $83,000 in cash and 12,000 shares of the Company's Common Stock. In addition, options to purchase 50,000 shares of the Company's Common Stock were granted pursuant to the 2000 Stock Incentive Plan on the date of the closing exercisable at $3.06 per share. The options are exercisable commencing one year from the closing, through January 2015. In addition, the Company entered into two-year employment agreements with the two officers of AEC. Pursuant to the agreements, the officers of AEC are entitled to a base salary and bonuses determined by the attainment of certain performance goals. As of October 31, 2005, goodwill totaling $118,074 was recorded as a result of the acquisition.

        On July 1, 2005, the Company completed the acquisition of all of the outstanding stock of ADI. ADI provides on-line testing capabilities to state testing programs and also offers an electronic testing engine.
The total consideration paid by the Company for the ADI stock was $1,650,000, consisting of $1,155,000 in cash, the issuance of 89,488 shares of Common Stock of the Company (valued at approximately $331,650, based on the average of closing prices for the Company's Common Stock for the five trading days preceding the closing) and $163,350 in subordinated promissory notes issued to two of the former stockholders of ADI. The promissory notes bear interest at the rate of 5% per annum and are payable in six semi-annual installments of principal plus interest.
As of October 31, 2005, goodwill totaling $1,653,309 was recorded as a result of the acquisition.

        In connection with the acquisition of ADI, the Company entered into a loan agreement with its bank, pursuant to which the Company borrowed an aggregate principal amount of $1,200,000, almost all of which was used to pay the purchase price for the shares of ADI and closing costs for the transaction, with the balance being retained by the Company for working capital. Borrowings under the loan incur interest at the rate of 6.25% per annum. Interest only payments are due for the first year, and thereafter monthly payments of principal and interest of $23,339 through July 2011.
The promissory note contains several financial covenants with respect to which the Company was in compliance as of October 31, 2005.

        The Company has been integrating the operations of AEC and ADI into its operations generally since the respective acquisitions of such companies.

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

        * The Company's staff and its independent consultants provide presentations and in-service workshops supporting the Company's products.

        * The Company's proprietary unit hired three senior sales executives who are now responsible for deepening penetration of proprietary products and services as well as selling its full range of custom assessment services.

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

COMPETITION

        Success in the educational industry will be based on technological superiority, service, product support, the availability of patent protection, access to adequate capital, the ability to successfully develop and market products and processes and the ability to obtain government approvals. Although there is intense competition in the industry and there are both domestic and foreign companies which may be deemed dominant competitors, the Company believes that the features of its products coupled with its ability to provide quality services will permit the Company to compete successfully in its designated marketplace.

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

        Although there are a number of for-profit firms that develop, publish, market, and distribute educational tests, the market is dominated by three firms: CTB/McGraw-Hill, Lake Forest, Illinois, and Monterey, California; Harcourt, San Antonio, Texas; and The Riverside Publishing Company, Chicago, Illinois. As large, well-established publishers of educational tests and related products and services, these firms are considered strong competitors of the Company.

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

EMPLOYEES

        As of October 31, 2005, the Company employed a total of 73 employees, of which 64 work on a full-time basis, and 9 work on a part-time basis. Of the 73 employees, 20 are engaged in research and/or test development, 32 are in operations, 11 are in executive capacities and 10 are in marketing.

GOVERNMENT REGULATIONS

        The NCLB legislation bodes well for TASA. NCLB provides funding of approximately $26 billion. Almost half of that amount is for Title I funding, which requires schools that use a portion of this funding to evaluate student progress in reading.

        NCLB also provides almost one-half billion dollars for annual testing in reading and math; Title III allows for three-quarters of a billion dollars for bilingual and immigrant education and almost one billion dollars for early language literacy. The following chart illustrates that TASA is strategically positioned to take advantage of the funding opportunities under NCLB:

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

PATENTS, COPYRIGHTS, TRADEMARKS, TRADE SECRETS AND ROYALTIES

        The Company owns the copyrights in all of the assessments and instructional materials that it creates and asserts such rights as against third parties.

        The following are registered trademarks and/or service marks of the Company: TASA, (for design and preparation of educational testing materials and test scores); TASA (with logo) (for design and preparation of educational testing materials and test scores); TASA
(with logo) (for computer programs used in association with educational testing and instructional materials); Degrees of Reading Power; DRP Program; The Readability Standard; BROWZER--> BOOKLINK (with logo); DRP-->EZ Converter, DRP Linking Text to Ability; BookMatch; MicRA-->DRP (with logo); TextSense; TASA Literacy; Signposts; Signposts (with logo), We've Done the Research for You; The MAC II Test of English Language Proficiency (with logo); DWM and Degrees of Word Meaning. An application for trademark registration is pending for SSSMART.

        Trade secrets are maintained by entering into license agreements, containing trade secret clauses, with third parties for their use of TASA software and certain proprietary data. In addition, all employees execute nondisclosure agreements as a condition of employment. The Company regularly asserts copyrights to all of its assessment and instructional materials.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company completed the sale/lease-back of its 30,000 square-foot headquarters building in Brewster, New York in July 2003. The building was constructed in 1987, with the second phase completed in 1991. In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a pre-tax gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The Company then signed a ten-year triple net lease for the building. The cost per square foot is $10.50 for the July 2003/June 2004 period and increases each year thereafter. The final year of the lease has a rental cost of $13.69 per square foot. As a result of the sale/leaseback, the gain will be recognized over the ten-year term of the lease as other income. Proceeds from the sale of the building were used to repay debt, to increase the Company's working capital and to fund the expansion of its scanning and scoring facility. In the fall of 2003, the Company completed an expansion of this scanning and scoring facility at a cost of approximately $250,000. This facility is now four times the capacity of the prior facility and will accommodate new growing business in this area.

        BETA rents a small office facility in Austin, Texas, which affords good proximity to the Texas Education Agency. Because of increased business and personnel in Austin, effective November 2004, BETA increased that office space from 500 to 1,100 square feet in the same complex. The Company made the decision to open the office in Texas because of the volume of business in that state.

        ADI rents approximately 4,400 square feet of office space in downtown Minneapolis, Minnesota. This space is used for offices, conference rooms, workstations and houses its project management personnel.

        The Company expends its resources for capital improvements as necessary.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, par value $.0001 per share (the "Common Stock"), is traded in the Nasdaq Electronic Bulletin Board under the symbol TASA.OB. The approximate high and low closing prices for each fiscal quarter in the two fiscal years ended
October 31, 2004 and October 31, 2005 were as follows:

                      Common Stock Prices
       --------------------------------------------

       Fiscal Quarter:       High ($)       Low ($)
       ---------------       --------       -------

       1st Qtr 04              3.25          1.85
       2nd Qtr 04              4.35          2.50
       3rd Qtr 04              3.70          3.05
       4th Qtr 04              3.85          2.95
       1st Qtr 05              3.33          3.05
       2nd Qtr 05              3.70          3.00
       3rd Qtr 05              4.50          3.20
       4th Qtr 05              4.50          3.85


        During the first quarter of Fiscal 2006 (through January
25, 2006), the Company's Common Stock had a high closing price of $4.20 and a low closing price of $3.75.

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

        As of January 25, 2006, there were 66 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds approximately 600 in number. The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

        The following table describes the equity securities of the Company issuable as of October 31, 2005 pursuant to the Company's equity compensation plans. The Company has four equity compensation plans, each of which has been approved by the stockholders of the Company: (1) the Amended and Restated 1991 Stock Incentive Plan (under which no further incentive awards may be made); (2) the 2000 Stock Incentive Plan; (3) the Amended and Restated Directors Stock Option Plan, and (4) the Consultants Stock Incentive Plan. For a description of each of the Company's equity compensation plans, please see "Executive Compensation-Stock Incentive Plans".



                       EQUITY COMPENSATION PLAN INFORMATION
                              AS OF OCTOBER 31, 2005
                     -----------------------------------------------------------------------------
                             Number of
                          securities to be                                 Number of securities
                            issued upon           Weighted-average       remaining available for
                            exercise of           exercise price of       future issuance under
                            outstanding              outstanding        equity compensation plans
                         options, warrants        options, warrants       (excluding securities
                             and rights              and rights           reflected in column (a))
                                 (a)                     (b)                       (c)
--------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders               784,213                 $2.813                    277,425
--------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                  --                     --                         --
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

COMPANY BACKGROUND

        For over twenty-eight years, TASA has served the rapidly expanding education market, primarily through the publishing and sale of its highly regarded proprietary reading tests. In Fiscal 2002 and again in Fiscal 2003, the Company determined that its core business was assessment. It believed that this category provides better long-term growth and profit potential than either the proprietary school business or the supplemental instruction segment. Consequently, during the second fiscal quarter of Fiscal 2002, the Company reached a decision to sell its proprietary school, and in the third quarter of Fiscal 2003, the Company reached the decision to sell its supplemental instruction materials business, Modern Learning Press. Consequently both of these segments have been reported as discontinued operations. See "Discontinued Operations" below. TASA revenues from the assessment segment in Fiscal 1994 were $2.1 million, and have increased by acquisition and internal growth to $11.7 million in Fiscal 2005.

RESULTS OF OPERATIONS

        The assessment business has two units; proprietary products and services, and custom test development and related services.
The following table sets forth the revenues in each of these units and the annual percentage change for each of these units for Fiscal 2005, 2004 and 2003:


            TASA Revenues Breakdown (in thousands of dollars) and
                         % of Year-To-Year Change


                                              Fiscal Year Ended October 31,
                          ----------------------------------------------------------------------------
                           2003-
                           2005               2005                 2004                  2003
                          ----------------------------------------------------------------------------

                             %                        %                     %                      %
                           Change         $        Change       $        Change        $        Change
                        ------------------------------------------------------------------------------

Proprietary Products
and Services               10.2%      $3,976.7      11.3%     $4,481.0     1.2%     $4,428.3      3.9%

Custom Test
Development and
Services                   44.6%      $7,709.9      15.0%     $6,704.3    25.7%     $5,333.4     61.6%

Total Revenues
from Assessment
Products and Services      19.7%     $11,686.6       4.5%    $11,185.3    14.6%     $9,761.7     29.1%


        The following are selected ratios as a percentage of revenues from continuing operations based on the Company's financial statements:

                                            Fiscal Year Ended October 31,
                                            -----------------------------

                                               2005      2004     2003
                                             ----------------------------

                                             ============================
Revenues from continuing operations. . . . .   100%      100%     100%
   Gross profit margins. . . . . . . . . . .    49%       48%      48%
Operating expenses:
   Selling expenses. . . . . . . . . . . . .    12%       11%      15%
   General & administrative. . . . . . . . .    31%       25%      22%
Income from operations. . . . . . . . . . . .    6%       12%      11%
Other income (expense). . . . . . . . . . . .    1%        1%      (4%)
   Interest expense, net. . . . . . . . . . .   --        --       (4%)
Income before income taxes
from continuing operations. . . . . . . . . .    7%       13%       7%
Income taxes. . . . . . . . . . . . . . . . .    3%        5%       3%
Income from continuing operations. . . . . .     4%        7%       4%
                                             ============================


FISCAL 2005 AS COMPARED TO FISCAL 2004

        REVENUES.  The Company's revenues from continuing operations
        --------
for the fiscal year ended October 31, 2005 were $11,686,649, representing a 4.5% increase, or $501,395, from $11,185,254, for the fiscal year ended October 31, 2004. The overall increase was attributable to growth in the custom testing arena.

        Revenues for assessment products and services, through the Company's proprietary tests unit, decreased 11.3%, or $504,173, from $4,480,954 in Fiscal 2004 to $3,976,781 in Fiscal 2005. As
NCLB continues to role out, test publishers are seeing decreases in their proprietary tests. The Company is seeing similar declines.
These declines resulted from a shift to more custom testing as required by NCLB. However, these declines have been partially offset by increases in printing, distribution, scanning and scoring of third party assessment programs.

        Revenues from the Company's custom testing unit, increased by $1,005,568, or 15%, during the same period, to $7,709,868 in Fiscal 2005 from $6,704,300 in Fiscal 2004. This increase was primarily due to the expansion of the Company's core capabilities with the acquisition of AEC and ADI as well as a modest increase in BETA revenues due to the shift to custom testing as discussed above.

        COST OF GOODS SOLD.  Cost of goods sold increased by 3.4% or
        ------------------
$194,569 from $5,795,758 in Fiscal 2004 to $5,990,327 in Fiscal
2005. As a percentage of revenue, cost of goods represented 52% of revenues in Fiscal 2004 and 51% of revenues in Fiscal 2005. The
Company believes this nominal increase is a positive achievement since, in general, the delivery of custom assessment services has a higher cost than delivery of proprietary services. The mix of custom to proprietary products and services increased from 60% in Fiscal 2004 to 66% in Fiscal 2005.

        GROSS PROFIT.  The Company's gross profit for Fiscal 2005
        ------------
increased by $306,826, or 5.7%, from $5,389,496 in Fiscal 2004 to
$5,696,322 in Fiscal 2005. The gross profit margin was 49% in Fiscal 2005 and 48% in Fiscal 2004.

        SELLING EXPENSES.  The Company's selling expenses increased by
        ----------------
$154,109, or 12.1%, from $1,278,178 in Fiscal 2004 to $1,432,287 in
Fiscal 2005. Selling expense is 12% of revenues in Fiscal 2005 versus 11% in Fiscal 2004. Selling expenses increased due to the Company's ongoing restructuring of its sales and marketing organization to increase revenues in future years.

        GENERAL AND ADMINISTRATIVE.  The Company's general and
        --------------------------
administrative ("G&A") expenses for Fiscal 2005 increased $746,603, or 26.5%, from $2,819,770 in Fiscal 2004 to $3,566,373 in Fiscal
2005. G&A expense is 31% in Fiscal 2005 versus 25% in Fiscal 2004. Almost half of the increase relates to the G&A expenses associated with the evaluation and implementation of internal controls necessary to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Increased professional fees with respect to new regulatory requirements and interior restructuring expenses also include the Company's hiring of a new Chief Operating Officer for its proprietary unit. Further, the infrastructure component of G&A costs increased as a result of the acquisitions of AEC and ADI completed during Fiscal 2005.

        INCOME FROM OPERATIONS.  Income from operations decreased by
        ----------------------
$593,886, or 46% from $1,291,548 in Fiscal 2004 to $697,662 in
Fiscal 2005. The decrease in income is primarily due to increases in selling, scoring and administrative expenses.

        EBITDA FROM OPERATIONS.  Earnings before interest, taxes,
        ----------------------
depreciation and amortization on the Company's operations were $1,376,670 for Fiscal 2005 versus $1,879,174 for Fiscal 2004. The decline in EBITDA from operations is a direct result of the decline in income from operations.

        EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from operations to EBITDA from operations.

                          EBITDA From Operations

                                   Fiscal 2005            Fiscal 2004
                                   -----------            -----------

Income from Operations             $  697,662             $1,291,548
Depreciation & Amortization        $  679,008             $  587,626
EBITDA from Operations             $1,376,670             $1,879,174

        OTHER INCOME.  Net other income decreased from $123,503
        ------------
in Fiscal 2004 to $101,370 in Fiscal 2005. Other income is positively affected by the gain on the sale/leaseback of the building, offset by interest expense associated with the acquisition of ADI, as well as capital equipment to expand our capabilities. In Fiscal 2005 and 2004, the Company recognized a gain of $125,439 from the sale/leaseback of its corporate headquarters.

        INCOME AND EARNINGS PER SHARE.  The Company had net income of
        -----------------------------
$822,603 in Fiscal 2004 versus net income of $474,964 in Fiscal 2005.

        The Company had diluted earnings per share of $0.29 in Fiscal 2004 versus diluted earnings per share of $0.16 in Fiscal 2005.

        The diluted weighted average shares outstanding were 2,870,327 in Fiscal 2004 versus 3,023,262 in Fiscal 2005.

FISCAL 2004 AS COMPARED TO FISCAL 2003

        REVENUES.  The Company's revenues from continuing operations
        --------
for the fiscal year ended October 31, 2004 were $11,185,254, representing a 14.6% increase or $1,423,616 over $9,761,638 for the fiscal year ended October 31, 2003. The overall increase was primarily attributable to internal growth of the Company's custom testing unit.

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

        COST OF GOODS SOLD.  Cost of goods sold increased by 14.2% or
        ------------------
$720,610 from $5,075,148 in Fiscal 2003 to $5,795,758 in Fiscal
2004. As a percentage of revenue, cost of goods was flat and represented 52% of revenues for both Fiscal 2003 and Fiscal 2004.
We are pleased with this statistic since, in general, the delivery of custom assessment services has a higher cost than delivery of proprietary services. The mix of custom to proprietary products and services increased from 55% in Fiscal 2003 to 60% in Fiscal 2004.

        GROSS PROFIT.  The Company's gross profit for Fiscal 2004
        ------------
increased by $703,006, or 15.0%, from $4,686,490 in Fiscal 2003 to
$5,389,496 in Fiscal 2004. The gross profit margin was 48% in both Fiscal 2004 and Fiscal 2003.

        SELLING EXPENSES.  The Company's selling expenses decreased by
        ----------------
$175,012, or 12%, from $1,453,190 in Fiscal 2003 to $1,278,178 in
Fiscal 2004. Two events that contributed to this decline were: a disproportionate amount of spending by the Company in Fiscal 2003 to jump-start marketing activities associated with NCLB and a number of revenue activities in Fiscal 2004 that were not subject to sales commissions.

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

        INCOME FROM OPERATIONS.  Income from operations increased by
        ----------------------
$247,566, or from $1,043,982 in Fiscal 2003 to $1,291,548 in Fiscal
2004. The increase in income is due to increased revenues, partially offset by higher cost of sales.

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


        OTHER INCOME (EXPENSE) FROM OPERATIONS.  Net other income
        --------------------------------------
(expense) decreased from ($362,127) in Fiscal 2003 to $123,503 in Fiscal 2004. Other income is positively affected by the gain on the sale/leaseback of the building as well as a reduction in interest expense, net interest expense. In Fiscal 2004, the Company recognized a gain of $125,439 from the sale/leaseback transaction, compared to $41,813 recognized in Fiscal 2003. The decrease in interest expense in Fiscal 2004 was primarily due to a reduction in interest expense from the repayment of the Company's subordinated debt. In Fiscal 2004, the Company's only interest expense coincided with a capital loan to finance equipment partially offset by excess cash in an interest-bearing money market account.

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

LIQUIDITY AND WORKING CAPITAL

        WORKING CAPITAL.  Working capital increased by $124,431 during
        ---------------
Fiscal 2005 from $2,981,951 at October 31, 2004 to $3,106,382 at
October 31, 2005. This increase resulted primarily from the increase in cash and accounts receivable. A portion of the increase in accounts receivable is attributable to the timing of invoices sent by BETA shortly before the end of Fiscal 2005. In addition, accounts receivable increased from the acquisitions of AEC and ADI. The ratio of current assets to current liabilities was approximately 2.84 to 1.0 at the end of the Fiscal 2004 versus 2.23 to 1.0 at the end of Fiscal 2005.

        CASH FLOW FROM OPERATING ACTIVITIES.  During Fiscal 2005, the
        -----------------------------------
Company had net cash provided by operating activities of $550,575, as compared to $1,581,615 in Fiscal 2004. The decrease in cash provided by operating activities resulted primarily from lower net income combined with a significant increase in accounts receivable.

        CASH FLOW FROM INVESTING ACTIVITIES.  During Fiscal 2005, the
        -----------------------------------
Company had net cash used in investing activities of $2,599,677 as compared to $921,655 used in investing activities for Fiscal
2004. The increase in cash used in investing activities during Fiscal 2005 was primarily the result of the acquisitions of ADI and AEC. Cash was used to purchase fixed assets and to develop test products totaling $1,198,327 in Fiscal 2005 and $921,655 in Fiscal 2004.


        CASH FLOW FROM FINANCING ACTIVITIES.  The Company had net cash
        -----------------------------------
provided by financing activities of $1,587,245 for Fiscal 2005 as compared to $128,092 provided by financing activities for Fiscal
2004. The cash provided by financing activities in Fiscal 2005 resulted primarily from equipment financing in connection with the purchase of equipment to expand the Company's scanning and scoring facilities, proceeds from financing used in the acquisition of ADI and proceeds from the exercise of stock options and warrants.

        During Fiscal 2005, options to purchase 42,500 shares of the Company's Common Stock were exercised resulting in proceeds totaling $28,990. Also during Fiscal 2005, warrants to purchase 138,047 shares of common stock were exercised resulting in proceeds of $155,303. During Fiscal 2004, options to purchase 24,250 shares of the Company's Common Stock were exercised resulting in proceeds totaling $17,195.


        Long-term debt, operating leases and other long-term obligations as of October 31, 2005 mature as follows:


                                               Payments Due
                                               ------------
                                     Less Than                                  More Than
                                     ---------                                  ---------
Obligations             Total         1 Year       1-3 Years     4-5 Years       5 Years
-----------             -----         ------       ---------     ---------       -------

Long-term debt      $1,562,962     $  166,750     $  655,796      $558,004      $  182,412

Operating Leases     2,976,222        424,763        767,879       721,085       1,062,995

Other long-term
obligations(1)       3,148,180      1,788,166      1,360,014            --              --
                    ----------     ----------     ----------    ----------      ----------

TOTAL
OBLIGATIONS         $7,687,364     $2,379,669     $2,783,689     $1,279,089     $1,245,407
                    ===========    ==========     ==========     ==========     ==========


(1) Relate to employment contracts in effect at the end of the current fiscal year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.
Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, capitalized labor for long-lived assets, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

        * In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The building was then leased by the Company under a ten year lease agreement. As a result of the sale-leaseback of the building, the gain will be recognized over the ten-year term of the lease as other income during the relevant period.

SELECTED FINANCIAL DATA

        The following tables summarize certain financial data for the continuing operations of the Company for Fiscal 2005, 2004, and 2003, respectively. See "Financial Statements" in Item 7 below.


                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                        2005            2004            2003
                                    ------------------------------------------

Income Statement Data:
Operating revenues                  $11,686,649      $11,185,254    $9,761,638
Gross profit                          5,696,322        5,389,496     4,686,490
Income before income taxes              799,032        1,415,051       681,855
Income from continuing operations       474,964          822,603       355,315
Income (loss) from discontinued
   operations
   Loss from operations
   net of income tax (benefit) of
   ($248,127) in Fiscal 2003                  0                0      (372,190)
   Income on disposal, net
   of income tax of $309,349 in
   Fiscal 2003                                0                0       552,408
   Income from discontinued
   operations                                 0                0       180,218
Net income                               74,964          822,603       535,533
Diluted earnings per share from
continuing operations                     $0.16            $0.29         $0.13
Balance Sheets:
Current assets                       $5,633,491       $4,605,990    $2,998,149
Total assets                         11,774,879        8,690,506     7,546,876
Long-term obligations                 1,396,212          120,291        30,400
Total liabilities                     4,759,576        2,706,022     2,444,890
Working capital                       3,106,382        2,981,951     1,670,790
Stockholders' equity                  7,015,303        5,984,484     5,101,986

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

        * The ability of the Company to retain the services of its key management and to attract new members of the management team;

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


    REPORT OF INDEPENDENT REGISTERED PUBLIC
       ACCOUNTING FIRM                                   F-2


    CONSOLIDATED FINANCIAL STATEMENTS:



       CONSOLIDATED BALANCE SHEETS                       F-3


       CONSOLIDATED STATEMENTS OF OPERATIONS             F-5


       CONSOLIDATED STATEMENTS OF CHANGES IN
       STOCKHOLDERS' EQUITY                              F-7


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

         The Evaluation included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In course of the Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will continue to be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in each Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by the Company's finance personnel and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and Internal Controls and to make modifications as necessary; it is the Company's intent in this regard that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems change (including improvements and corrections) as conditions warrant.

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

         An Evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report. Based upon that Evaluation, the Company's management, including the CEO and CFO, had concluded at that time that the design and operation of these Disclosure
Controls and Internal Controls were effective as of the end of the fiscal year covered by such reports.

         However, based on a subsequent evaluation in Fiscal 2005 the Company now believes that it did not have adequate personnel and technical resources with respect to accounting for the sale-leaseback of the Company's headquarters in July 2003. As a result, the gain from the sale-leaseback was originally recognized in its entirety in the third fiscal quarter of 2003, during which the sale-leaseback occurred.
After consulting with the Company's independent registered public accountants during Fiscal 2005, management concluded that such gain should have been recognized over the ten-year term of the lease.
On May 24, 2005, the Company concluded that the Company should restate its audited consolidated financial statements for the fiscal years ended October 31, 2003 and 2004, and its quarterly unaudited consolidated financial statements for the quarters ended
July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004, and
January 31, 2005. Such restatements do not affect the Company's revenues from operations for any of these periods. These restatements reflect the correction in the Company's accounting for the sale-leaseback transaction. As of the end of Fiscal 2004, the Company's management, including the CEO, concluded that, because the Company had not separated the CEO and CFO functions, the Company's Disclosure Controls were not effective at the end of such fiscal year to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. While the Company has been actively searching for a CFO, the Company has not yet been successful in hiring a new CFO. The Company and the Audit Committee have implemented interim measures with respect to Disclosure Controls in order to ensure that Disclosure Controls are as effective as possible in the circumstances.
The Audit Committee has directed management to devote additional resources to Disclosure Controls, and management is currently in the process of implementing such directive.

         (b) Changes in Internal Controls. There were no changes in the Company's Internal Controls in the Company's fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's Internal Controls.

ITEM 8B. OTHER INFORMATION

         None.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        As of January 25, 2006, the directors and executive officers of the Company were as follows:


     Name                  Age         Position
     ----                  ---         --------

Michael D. Beck             59   Director; Vice President, TASA; and
                                 President, Chief Executive Officer, BETA

Steven R. Berger(1)(2)      50   Director

Anne H. Cheevers            48   Senior Vice President, TASA

Donald W. Hughes(1)         55   Director

Chris L. Nguyen(1)(2)       44   Director

Andrew L. Simon             63   Chairman of the Board of Directors;
                                 President, Chief Executive Officer
                                 and Chief Financial Officer, TASA

Linda G. Straley            49   Director; Vice President, and Secretary, TASA

Thomas G. Struzzieri(1)(2)  47   Director

David L. Warnock(2)         48   Director

________________________
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee.


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

        ANNE H. CHEEVERS was appointed as Senior Vice President and Chief Operating Officer of TASA's proprietary unit in February 2005. Prior to her employment by the Company, Ms. Cheevers was Vice President at The McGraw-Hill Companies' Aviation Group. She served as Group Vice President of Marketing of Trilegiant Corporation, a subsidiary of Cendant Corporation, in Norwalk, Connecticut from 1999-2003. From 1996 through 1999, Ms. Cheevers was Vice President of Marketing, Product Development and Sales for the Bureau of Business Practice in Waterford, Connecticut, a division of Simon & Schuster. Ms. Cheevers is a graduate of the University of Chicago.

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

        THOMAS G. STRUZZIERI was elected a Director of the Company in June 2000. He serves on each of the Company's Audit and Compensation Committees. Mr. Struzzieri is the owner of Horse
Shows In The Sun (HITS). Based in Saugerties, New York, HITS produces horse shows in California, Florida, Virginia, New York, and Arizona. Mr. Struzzieri is a director of the United States Equestrian Federation, and is a founding member and a director of the United States Hunter/Jumper Association. He also serves on the Board of Directors of the United Way of Ulster County and the Ulster County Development Corporation, and is a member of the SUNY Ulster County Community College Board of Trustees. Mr. Struzzieri is a member of the Chamber of Commerce of Ulster County as well as the Business and Community Leaders' Advisory Committee of the
Institute of Ecosystem Studies.  Mr. Struzzieri attended Vassar College.

        DAVID L. WARNOCK was elected as a Director of the Company in October 1998 and, since that time, he has also served on the Company's Compensation Committee. Since 1999, Mr. Warnock has been President and Chief Executive Officer of each of Camden Partners, Inc. and Camden Partners Holdings, LLC, each of which is an affiliate of Cahill Warnock. Mr. Warnock is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions, including President of the corporate general partner of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II, and as the Executive Vice President of T. Rowe Price New Horizons fund. Mr. Warnock also serves on the
Boards of Directors of Bridges Learning Systems, Concorde Career Colleges, Inc., the National Alliance to End Homelessness, the Center for Fathers, Families and Workforce Development, Nobel Learning Communities, CardSystems Solutions, Inc., and American Public Education, Inc. Mr. Warnock received a B.A. in History from the University of Delaware and a Masters in Finance from the University of Wisconsin.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table shows compensation for services rendered to the Company during Fiscal 2005, 2004 and 2003, respectively, by the Chief Executive Officer, the President of BETA, the Senior Vice President of TASA, a Vice President of TASA, and the former Executive Vice President of the Company's proprietary secondary school unit. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during Fiscal 2005. Therefore, pursuant to Item 402 of Regulation S-B, only compensation for each of the persons listed below is shown in the Summary Compensation Table below.



                      SUMMARY COMPENSATION TABLE



                                            Annual Compensation                Long-Term Compensation
                                     ------------------------------------------------------------------
                                                                             Awards             Payouts
                                                                             --------------------------

                                                                         Restricted     Securities            All Other
                                                          Other Annual     Stock        Underlying     LTIP    Compen-
 Name and Principal                   Salary      Bonus   Compensation    Award(s)       Option/      Payouts  sation
     Position                Year       ($)        ($)         ($)          ($)          SARs(1)        ($)      ($)
-----------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             2005    $244,000         --    $24,311(2)       0               --(2)       0        0
President, Chief             2004    $234,945    $70,000    $23,922(2)       0         20,000/0(2)       0        0
Executive Officer            2003    $227,000    $50,000    $23,346(2)       0         20,000/0(2)       0        0
and Chief Financial
Officer
------------------------------------------------------------------------------------------------------------------------
Michael D. Beck,             2005    $175,000         --    $24,589(3)       0               --(3)       0        0
Vice President,              2004    $160,684    $70,000    $24,251(3)       0         12,000/0(3)       0        0
TASA; President and          2003    $155,250    $65,048    $21,899(3)       0         12,000/0(3)       0        0
Chief Executive
Officer, BETA
------------------------------------------------------------------------------------------------------------------------
Peter A. Duhamel             2005    $ 92,771         --    $ 7,363(4)       0               --         --       --
Senior Vice                  2004    $155,250    $     0    $19,891(4)       0               --(4)       0        0
President, TASA              2003    $155,250    $25,857    $20,834(4)       0          5,000/0(4)       0        0
(resigned April 2005)
------------------------------------------------------------------------------------------------------------------------
Linda G. Straley             2005    $113,000          0    $14,830(5)       0                0(5)       0        0
Vice President               2004    $102,937    $13,000    $18,332(5)       0          6,000/0(5)       0        0
and Secretary, TASA          2003    $ 79,400    $ 6,000    $16,156(5)       0          6,000/0(5)       0        0
------------------------------------------------------------------------------------------------------------------------
Anne H. Cheevers,            2005    $114.024    $35,000    $ 3,127(6)       0           40,000(6)       0        0
Senior Vice President &      2004          --         --         --         --               --         --       --
COO                          2003          --         --         --         --               --         --       --
------------------------------------------------------------------------------------------------------------------------


(1)	To date, the Company has issued no SARs.

(2)	Includes: contributions to the Company's qualified 401(k)
        Profit Sharing Plan (the "401(k)") and the Company's Money Purchase Pension Plan (the "Pension Plan") of $10,500 in Fiscal 2005, $10,250 in Fiscal 2004, and $10,000 in Fiscal 2003, and
        $8,250, $8,250, $8,250, for a company car in Fiscal 2005, 2004, and 2003, respectively. Also includes: stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of each of Fiscal 2005, Fiscal 2004, and Fiscal 2003 in respect of such fiscal years, respectively.

(3)	Includes: contributions to the Company's 401(k) and Pension
        Plan of $10,500 in Fiscal 2005, $10,212 in Fiscal 2004, and $10,000 in Fiscal 2003; and $8,906, $8,906, and $7,091 for a
        company car in Fiscal 2005, 2004, and 2003, respectively. Also includes: stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of each of Fiscal 2005, Fiscal 2004 and Fiscal 2003 in respect of such fiscal years, respectively.

(4)	Includes: contributions to the Company's 401(k) and Pension
        Plan of $0 in Fiscal 2005, $9,055 in Fiscal 2004, and $10,000 in Fiscal 2003; and $3,781, $5,671, and $5,994 for a company car in Fiscal 2005, 2004 and 2003, respectively. Also includes: stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of each of Fiscal 2005, Fiscal 2004 and Fiscal 2003 in respect of such fiscal years, respectively.

(5)	Includes: contributions to the Company's 401(k) and Pension
        Plan of $6,305 in Fiscal 2005, $9,947 in Fiscal 2004, and $8,410
        in Fiscal 2003; and $3,540, $3,540 and $3,540 for a company car in Fiscal 2005, 2004 and 2003, respectively. Also includes: stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of each of Fiscal 2005, Fiscal 2004 and Fiscal 2003 in respect of such fiscal years, respectively.

(6)	Includes:  stock options issued pursuant to the Company's 2000
        Stock Incentive Plan upon hiring and after the end of Fiscal 2005 in respect of such fiscal year.

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

        In February 2005, the Company entered into an employment agreement with Anne Cheevers as Senior Vice President and Chief Operating Officer, TASA - Proprietary Division, for an initial one-year term, automatically renewable for additional one-year terms, subject to early termination notices given by either party prior to the expiration of the then current term. Pursuant to such employment agreement, Ms. Cheevers will be paid an annual base salary of $170,000, will be eligible to receive an incentive bonus (to be not less than $35,000 for the first year of employment) and was granted 40,000 options to purchase shares of the Company's Common Stock pursuant to the Company's stock option plan, at an exercise price of $3.10 per share, subject to vesting upon the completion of one year of employment.

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

        The Board of Directors of the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") in February, 2000. The stockholders of the Company approved the 2000 Plan at the Company's Annual Meeting of Stockholders held on March 31, 2000. Under the 2000 Plan, options or other stock awards with respect to up to 300,000 shares of the Company's Common Stock may be granted to employees, officers, directors and consultants of the Company. In addition, any options outstanding under the Amended Plan, which expire after the adoption of the 2000 Plan, are added to the number of shares available under the 2000 Plan. The terms of the 2000
Plan are substantially identical to the terms of the Amended Option Plan, except for provisions with respect to the number of shares which may be issued under the 2000 Plan and the expiration date of the 2000 Plan. At the Annual Meeting of Stockholders held on April 29, 2005, the stockholders approved an amendment to the 2000 Plan increasing by 200,000 the number of shares eligible to be issued pursuant to the 2000 Plan.

        Each of the Amended Option Plan and the 2000 Plan
(collectively, the "Option Plans") is administered by the Compensation Committee of the Board of Directors (the "Committee"). Subject to the terms of the Option Plans, the Committee is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. The exercise price of stock options granted under the Option Plans may not be less than the fair market value of the Company's Common
Stock on the date of the grant. In general, options become exercisable after the first anniversary of the date of grant. Effective for options granted under the 2000 Plan in Fiscal 2006 and thereafter, such options will become exercisable in three equal annual installments following the grant date. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. Options held by a terminated employee expire three months after termination except in the event of death, disability or termination for cause.
No one participant may receive, in any one fiscal year, awards under the Option Plans which would entitle the participant to receive more than 50,000 shares.

        The following table summarizes the options granted, exercised and cancelled or expired under the Amended Option Plan and the 2000 Option Plan during the preceding three fiscal years:


                            Fiscal 2005          Fiscal 2004         Fiscal 2003

Options granted               216,000               73,000              39,500
Options exercised              40,000               19,250               9,000
Restricted shares
awarded                            --                   --                  --
Options
cancelled/expired              53,500                   --              57,500



        As of October 31, 2005, options to purchase up to an aggregate of 334,300 shares were outstanding under the 2000 Plan. As of October 31, 2005, options to purchase up to an aggregate of 365,538 shares were outstanding under the Amended Option Plan.




                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             (INDIVIDUAL GRANTS)

                         Number of     Percent of Total
                         Securities      Options/SARs
                         Underlying       Granted to
                       Options/SARs(1)   Employees in      Exercise Or Base
Name                     Granted (#)      Fiscal Year      Price ($/Share)    Expiration Date
---------------------------------------------------------------------------------------------

Andrew L. Simon,
President, Chief
Executive Officer and
Chief Financial
Officer                     20,000             9.3%             $3.15           1/21/15
---------------------------------------------------------------------------------------------
Michael D. Beck,
Vice President, TASA;
President and Chief
Executive Officer,
BETA                        12,000             5.6%             $3.15           1/21/15
---------------------------------------------------------------------------------------------
Peter Duhamel,
Senior Vice President,
TASA                            --               --             $3.15           1/21/15
---------------------------------------------------------------------------------------------
Linda G. Straley,
Vice President and
Secretary, TASA              6,000             2.8%             $3.15           1/21/15
---------------------------------------------------------------------------------------------
Anne H. Cheevers,
Senior Vice President,
TASA                        40,000            18.6%             $3.10           2/28/15
---------------------------------------------------------------------------------------------

(1) To date, the Company has issued no SARs.



                  AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FISCAL-END OPTION/SAR VALUES

------------------------------------------------------------------------------------------------

                                                             Number of
                                                             Securities          Value of
                                                             Underlying         Unexercised In-
                                                            Unexercised           the-Money
                                                           Options/SARs(1)      Options/SARs(1)
                                                            at FY-End (#)        at FY-End ($)
------------------------------------------------------------------------------------------------
                            Shares
                         Acquired on     Value Realized      Exercisable/        Exercisable/
    Name                 Exercise (#)         ($)           Unexercisable       Unexercisable
------------------------------------------------------------------------------------------------


Andrew L. Simon,
President, Chief
Executive Officer
and Chief Financial
Officer                     0                0              191,875/20,000    $557,343/$87,000(2)
------------------------------------------------------------------------------------------------
Michael D. Beck,
Vice President, TASA;
President and Chief
Executive Officer,
BETA                     18,000          $55,680             82,750/12,000    $359,962/$52,200(2)
------------------------------------------------------------------------------------------------
Peter Duhamel,
Senior Vice
President, TASA
(resigned April 2005)    18,000          $55,680                   0                 0
------------------------------------------------------------------------------------------------
Linda G. Straley,
Vice President and
Secretary, TASA             0                0               79,800/6,000     $298,193/$26,100(2)
------------------------------------------------------------------------------------------------
Anne H. Cheevers,
Senior Vice President,
TASA                        0                0                     0                 0
------------------------------------------------------------------------------------------------



(1)	To date, the Company has issued no SARs.  Amounts are
        calculated net of exercise price of the options.

(2)	Based on the closing price of the Company's Common Stock on
        NASDAQ on October 31, 2005, of $4.35.

DIRECTORS COMPENSATION

        The Board of Directors of the Company adopted the Directors Plan in February 1996 in order to aid the Company in attracting, retaining and motivating independent directors, which Directors Plan was approved by the stockholders of the Company on March 29, 1996. The Directors Plan initially authorized awards up to an aggregate of 25,000 shares of Common Stock. In February 2000, the Board of Directors approved an amendment to the Directors Plan increasing to 75,000 the number of shares which may be the subject of stock options under the Directors Plan. The stockholders of the Company approved such amendment at the Annual Meeting of Stockholders on March 31, 2000. At the Annual Meeting of Stockholders held on April 29, 2005, the stockholders approved amendments to the Directors Plan to increase by 75,000 the number of shares eligible to be issued pursuant to the Directors Plan and to extend the expiration date of the Directors Plan from March 2006 to April 30, 2010. Under the Directors Plan, non-qualified stock options to purchase up to 150,000 shares of Common Stock may be granted to non-employee directors of the Company, which options are granted automatically at the times and in the manner stated in the Directors Plan.

        Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he (she) first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he
(she) is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant.
The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years.
Effective for options granted under the Directors Plan in Fiscal 2006 and thereafter, such options will become exercisable in three equal annual installments following the grant date. On April 25, 2003, the Company granted 10,000 options under the Directors Plan; on April 30,
2004, the Company granted 15,000 options under the Directors Plan, and on April 29, 2005, the Company granted 12,500 options under the Directors Plan. In Fiscal 2005, 2,500 options under the Directors Plan were exercised. As of October 31, 2005, an aggregate of 76,875 options were outstanding under the Directors Plan.

        Directors receive no compensation, other than the options pursuant to the Directors Plan, for services in such capacity.

OTHER PLANS

        CONSULTANTS STOCK INCENTIVE PLAN.  In March 1997, the Board of
        --------------------------------
Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 50,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant; however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. As of October
31, 2005, 7,500 options were outstanding under the Consultants
Plan.

        PROFIT SHARING PLAN. The Company has a qualified 401(k) Profit
        -------------------
Sharing Plan. For fiscal years ended before November 1, 2000, the 401(k) Plan allowed eligible employees to contribute up to 15 percent (15%) of income through Company contributions and a salary reduction mechanism. Company contributions to the 401(k) Plan are optional and accrue at the discretion of the Board of Directors. Effective November 1, 2000, the Company amended the 401(k) Plan to provide a matching component under the 401(k) Plan of up to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended to provide that an employee is not eligible until completing twelve months, or one thousand hours, of employment, and may only enter the 401(k) Plan at specified entry dates.

        MONEY PURCHASE PENSION PLAN.  In October 1991, the Company
        ---------------------------
adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, for fiscal years ended before November 1, 2000, the Company was required to make an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation. Effective November 1, 2000, the Company amended the Plan to exclude highly compensated employees and to reduce the contribution to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended so that an employee is not eligible until completing twelve months, or one thousand hours, of employment, and may only enter the Pension Plan at specified entry dates.

        For Fiscal 2005, 2004, and 2003, the Company's retirement costs totaled $262,723, $238,107, and $197,998, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file.
Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of January 25, 2006, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

        As of January 25, 2006, there were 2,909,738 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.

                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------

5% Beneficial Owners:
--------------------

Cahill, Warnock Strategic                         592,849(1,2)          20.4%
Partners Fund, L.P.
c/o Cahill, Warnock & Co., LLC
1 South Street, Suite 2150
Baltimore, MD 21202
-------------------------------------------------------------------------------

Midsouth Investor Fund L.P.                       215,000                7.4%
1776 Peachtree St., N.W. Suite 412 North
Atlanta, GA 30309
-------------------------------------------------------------------------------
Kevin Gruneich                                    185,600                6.4%
12 White Pine Canyon Road
Park City, UT 84060
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Officers and Directors
----------------------

Michael D. Beck                                   198,875(3)             6.6%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Steven R. Berger                                    8,125(4)               *
805 Third Avenue
New York, NY 10022
-------------------------------------------------------------------------------
Anne H. Cheevers                                   40,000(5)             1.4%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Donald W. Hughes                                  638,100(6)            21.8%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------
Chris L. Nguyen                                     5,000(7)               *
4204 St. Paul Street
Baltimore, Maryland  21218
-------------------------------------------------------------------------------
Andrew L. Simon                                   305,088(8)             9.8%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Linda G. Straley                                  136,494(9)             4.6%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Thomas G. Struzzieri                               15,000(10)              *
319 Main Street
Saugerties, NY  12477
-------------------------------------------------------------------------------
David L. Warnock                                  640,699(11)           21.9%
1 South Street, Suite 2150
Baltimore, Maryland 21202
-------------------------------------------------------------------------------
Officers and Directors as a                     1,361,682(12)           38.5%
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

        3 Includes (i) 42,000 shares which are owned jointly with Mr. Beck's wife, (ii) 9,375 shares owned by Mr. Beck's daughter, and (iii) 94,750 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days. Excludes:
           9,375 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership.

        4 Includes 8,125 shares which Mr. Berger has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days, and excludes 2,500 shares which are the subject of options that are not currently exercisable.

        5 Includes 40,000 shares which Ms. Cheevers has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days.

        6 Includes (i) 625,699 shares owned by the Cahill Warnock Entities, and (ii) 12,500 shares which Mr. Hughes has the right to acquire upon the exercise of options currently exercisable stock options or stock options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

        7 Includes 5,000 shares which Mr. Nguyen has the right to acquire upon the exercise of currently exercisable stock options pr options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

        8 Includes 211,875 shares which Mr. Simon has the right to acquire upon the exercise of currently exercisable stock options or stock options that will become exercisable within 60 days.
           Excludes: 375 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership.

        9 Includes 85,800 shares which Ms. Straley has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days.

       10 Includes 10,000 shares which Mr. Struzzieri has the right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

       11 Includes (i) 625,699 shares owned by the Cahill Warnock Entities, and (ii) 14,375 shares which Mr. Warnock has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

       12 Includes 312,425 shares which officers and directors have the right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days. Excludes 12,500 shares which are the subject of options that are not currently exercisable.


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

        Pursuant to the acquisition of AEC in January 2005, the Company issued 12,000 shares of the Company's Common Stock to the former stockholders of AEC in a transaction not involving a public offering pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. This Registration Statement is being filed pursuant to the Company's agreement to register such shares under the Securities Act.

        Pursuant to the acquisition of ADI in July 2005, the Company issued 89,488 shares of the Company's Common Stock to the former stockholders of ADI who had elected to receive shares, in whole or in part in lieu of cash, in a transaction not involving a public offering pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act. This Registration Statement is being filed pursuant to the Company's agreement to register such shares under the Securities Act.

        One of the Company's directors, Steven R. Berger, is a shareholder in Vedder, Price, Kaufman & Kammholz, P.C. The Company has retained Vedder, Price, Kaufman & Kammholz, P.C. as its special securities counsel, and the Company paid an aggregate of $200,710 and $59,351 in legal fees and expenses to Vedder Price in Fiscal 2005 and Fiscal 2004, respectively.



ITEM 13. EXHIBITS

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

         4.1 Specimen Certificate evidencing shares of Common Stock (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form S-
               3 (File No. 333-75377) under the Securities
               Act of 1933, as amended, filed with the
               Securities and Exchange Commission on March
               31, 1999)

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

        10.14  Contract of Sale, dated as of January 31,
               2003, between the Company and 26 Palmer,
               LLC (incorporated by reference to the
               exhibit contained in the Company's
               Quarterly Report on Form 10-QSB for the
               fiscal quarter ended January 31, 2003)

        10.15 Agreement of Lease between the Company and 26 Palmer, LLC (incorporated by reference to the exhibit contained in the Company's
               Quarterly Report on Form 10-QSB for the
               fiscal quarter ended January 31, 2003)

        10.16  Stock Purchase Agreement, dated as of
               January 1, 2005, by and between Pasquale J.
               DeVito, Ph.D. and Richard S. Zusman, Ed.D., and Touchstone Applied Science Associates,
               Inc. (incorporated by reference to the
               exhibit contained in the Company's Current
               Report on Form 8-K, filed January 21, 2005)

        10.17  Employment Agreement, dated as of January
               1, 2005, between Assessment and Evaluation
               Concepts Inc. and Richard S. Zusman, Ed.D.
               (incorporated by reference to the exhibit contained in the AEC 8-K)

        10.18  Employment Agreement, dated as of January
               1, 2005, between Assessment and Evaluation
               Concepts Inc. and Pasquale J. DeVito, PH.D.
               (incorporated by reference to the exhibit contained in the AEC 8-K)

        10.19  Stock Purchase Agreement, dated June 15,
               2005, by and among Martin Borg, Kevin
               Byrne, Karen Gerard, Brad Begley, Russell
               Leverenz, and Debbie Leverenz, and
               Touchstone Applied Science Associates, Inc.
               (incorporated by reference to the exhibit to the Company's Current Report on Form 8-
               K, filed June 20, 2005, as amended) (the
               "ADI 8-K")

        10.20  Employment Agreement, dated as of July 1,
               2005, between Achievement Data, Inc. and
               Martin Borg (incorporated by reference to the exhibit contained in the AEC 8-K)

        10.21 Loan Agreement, dated July 1, 2005, between the Company and Hudson United Bank
               (incorporated by reference to the exhibit contained in the ADI 8-K)

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

        The Board of Directors of the Company appointed, and the Audit Committee confirmed, the firm of Lazar, Levine & Felix LLP
("Lazar") as its independent auditors for the 2005 fiscal year.
Lazar has been serving the Company in this capacity since September 1995. In Fiscal 2005 and Fiscal 2004, the Company incurred the following professional fees from Lazar:

        AUDIT FEES. In Fiscal 2005 and Fiscal 2004, the Company
        ----------
incurred $184,710 and $62,283, respectively, in fees in connection with the audits of the Company's annual financial statements for the fiscal years ended October 31, 2005 and October 31, 2004, respectively, and for the reviews of the financial statements of the Company included in the Company's quarterly reports for such fiscal years.

        AUDIT-RELATED, TAX AND OTHER FEES.  The Company did not incur
        ---------------------------------
any fees to Lazar in Fiscal 2005 or Fiscal 2004 for audit-related services or for services related to tax compliance, tax planning, and reporting, or for other types of services.

        AUDIT COMMITTEE POLICIES. The Audit Committee believes that,
        ------------------------
on the basis of the relevant facts and circumstances pertaining to that firm's engagement by the Company, Lazar satisfies the requirements for independence from the Company. Consistent with Sarbanes-Oxley and the SEC regulations promulgated thereunder, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services to be performed by the Company's independent accountants.

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY      F - 7

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F - 10

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries
Brewster, NY


We have audited the accompanying consolidated balance sheets of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three fiscal years ended October 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2005 and 2004 and the results of its operations and its cash flows for the three fiscal years ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.



Lazar Levine & Felix LLP
New York, New York
January 19, 2006

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                  October 31,
                                                                  -----------
                                                             2 0 0 5       2 0 0 4
                                                             -------       -------
ASSETS
------

Current assets:
  Cash and temporary investments                        $ 1,289,630      $ 1,751,487
  Accounts receivable, net of allowance for
   doubtful accounts of
   $2,683 and $4,417, respectively                        2,886,915        1,526,559
  Inventories                                               467,762          431,196
  Prepaid expenses and other current assets                 397,420          338,354
  Restricted cash                                            20,347           21,954
  Deferred income taxes                                     571,417          536,440
                                                        -----------      -----------

     Total current assets                                 5,633,491        4,605,990
                                                        -----------      -----------


Property, plant and equipment - net of
 accumulated depreciation of $488,863 and
  $284,567, respectively                                    675,999          525,319


Other assets:
  Test passage bank and test development,
   net of accumulated amortization of $3,579,751
   and $3,174,865, respectively                           2,750,239        2,227,077
  Goodwill                                                1,969,542          198,159
  Deferred income taxes                                     492,677          807,672
  Other assets                                              252,931          326,289
                                                        -----------      -----------

     Total assets                                       $11,774,879       $8,690,506
                                                        ===========      ===========












See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                   CONSOLIDATED BALANCE SHEETS (Continued)
                                                                     October 31,
                                                                     -----------
                                                               2 0 0 5        2 0 0 4
                                                               -------        -------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


Current liabilities:
  Lines of credit                                           $       --     $         --
  Current maturities of long-term debt                         166,750           28,606
  Accounts payable                                             489,428          119,448
  Accrued expenses                                           1,427,963        1,288,230
  Other liabilities                                            317,529           62,316
  Deferred gain on sale of building -
   current portion                                             125,439          125,439
                                                            ----------     ------------

     Total current liabilities                               2,527,109        1,624,039
                                                            ----------     ------------

Long-term debt:
  Long-term debt, net of current portion                     1,396,212          120,291
  Deferred gain on sale of building, net
   of current portion                                          836,255          961,692
                                                            ----------     ------------

     Total liabilities                                       4,759,576        2,706,022
                                                            ----------     ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value,
   5,000,000 shares authorized,
   0 shares-issued and outstanding                                  --               --
  Common stock, $.0001 par value,
   20,000,000 shares authorized,
   2,909,738 and 2,627,703 shares issued
   and outstanding, respectively                                   291              263
  Additional paid-in capital                                 6,164,387        5,609,480
  Subscriptions receivable                                          --             (920)
  Retained earnings                                            850,625          375,661
                                                            ----------     ------------

     Total stockholders' equity                              7,015,303        5,984,484
                                                            ----------     ------------


Total liabilities and stockholders' equity                 $11,774,879     $  8,690,506
                                                           ===========     ============




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF INCOME



                                                       Fiscal Years Ended October 31,
                                                       ------------------------------
                                                   2 0 0 5        2 0 0 4        2 0 0 3
                                                   -------        -------        -------


Net revenue                                     $11,686,649     $11,185,254      $9,761,638

Cost of goods sold                                5,990,327       5,795,758       5,075,148
                                                -----------     -----------      ----------

Gross profit                                      5,696,322       5,389,496       4,686,490
                                                -----------     -----------      ----------

Operating expenses:
  Selling expenses                                1,432,287       1,278,178       1,453,190
  General and administrative expenses             3,566,373       2,819,770       2,189,318
                                                -----------     -----------      ----------


Total operating expenses                          4,998,660       4,097,948       3,642,508
                                                -----------     -----------      ----------


Income from operations                              697,662       1,291,548       1,043,982


Other income (expense):
  Gain on sale/leaseback of building                125,439         125,439          41,813
  Interest expense, net                             (24,069)         (1,936)       (403,940)
                                                -----------     -----------      ----------

Income before income taxes                          799,032       1,415,051         681,855

Income taxes                                        324,068         592,448         326,540
                                                -----------     -----------      ----------

Income from continuing operations                   474,964         822,603         355,315
                                                -----------     -----------      ----------

Income (loss) from discontinued operations:
  Loss from operations
   net of income tax (benefit) of
   $(248,127) in Fiscal 2003                             --              --        (372,190)
  Income (loss) on disposal, net
   of income tax expense of
   $309,349 in Fiscal 2003                               --              --         552,408
                                                -----------     -----------      ----------
Income (loss) from discontinued operations               --              --         180,218
                                                -----------     -----------      ----------


Net income                                      $   474,964    $    822,603     $   535,533
                                                ===========    ============     ===========





See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF INCOME (Continued)



                                                       Fiscal Years Ended October 31,
                                                       ------------------------------
                                                   2 0 0 5        2 0 0 4        2 0 0 3
                                                   -------        -------        -------

Weighted average shares outstanding:
  Basic                                          2,807,275       2,614,662       2,596,252
  Diluted                                        3,023,262       2,870,327       2,661,014

Basic earnings per share
  Continuing operations                         $      .17      $      .31      $      .14
  Discontinued operations                               --              --             .07
                                                ----------      ----------      ----------

                                                $      .17      $      .31      $      .21
                                                ==========      ==========      ==========

Diluted earnings per share
  Continuing operations                         $      .16      $      .29      $      .13
  Discontinued operations                               --              --             .07
                                                ----------      ----------      ----------

                                                $      .16      $      .29      $      .20
                                                ==========      ==========      ==========-




















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                             Additional                                     Retained
                  Preferred Stock         Common Stock       Paid-in      Deferred        Subscriptions     Earnings
                Shares      Amount     Shares      Amount    Capital      Interest        Receivable        (Deficit)
                ------      ------     ------      ------    -------      --------        -------------     --------




Balance at
 October 31,
 2002             --      $   --       2,594,453    $259      $5,538,393    $(117,293)    $    --         $  (982,475)

Exercise of
 employee
 stock options    --          --           9,000       1          10,275           --          --                  --
Interest expense  --          --              --      --              --      117,293          --                  --
Net income        --          --              --      --              --           --          --             535,533
                 ---      ------       ---------    ----      ----------    ---------     -------         -----------

Balance at
 October 31,
 2003             --          --       2,603,453     260       5,548,668           --          --            (446,942)

Issuance of
  warrants        --          --              --      --          42,700           --          --                  --
Exercise of
  employee
  stock
  options         --          --          24,250       3          18,112            --       (920)                 --
Net income        --          --              --      --              --            --         --             822,603
                 ---      ------       ---------    ----      ----------     ---------     -------         ----------

Balance at
 October 31,
 2004             --          --       2,627,703     263       5,609,480            --       (920)            375,661

Exercise of
 employee
 stock
 options          --          --          42,500       4          28,986            --         --                  --
Stock
 subscription
 received         --          --              --      --              --            --        920                  --
Acquisition
 of AEC           --          --          12,000       1          38,999            --         --                  --
Acquisition
 of ADI           --          --          89,488       9         331,633            --         --                  --
Exercise
 of warrants      --          --         138,047      14         155,289            --         --                  --
Net Income        --          --              --      --              --            --         --             474,954
                 ---      ------         -------     ---       ---------      --------      -----           ---------

Balance at
 October 31,
 2005             --          --       2,909,738    $291      $6,164,387    $       --    $    --            $850,625
                 ===      ======       =========    ====      ==========    ==========    =======           ---------



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Fiscal Years Ended October 31,
                                                              ------------------------------
                                                         2 0 0 5        2 0 0 4         2 0 0 3
                                                         -------        -------         -------

OPERATING ACTIVITIES
Net income                                            $   474,964     $  822,603     $   535,533
Adjustments to reconcile net
income to net cash provided
by operating activities:
  Depreciation and amortization                           679,008        587,626         605,310
  Deferred interest                                            --             --         117,293
  Deferred income taxes                                   280,018        516,916         252,759
  (Income) on discontinued
   operations                                                  --             --        (861,757)
  Bad debt expense                                         (1,732)            --         (17,463)
  (Gain) on sale/leaseback of building                   (125,439)      (125,439)        (41,813)
Changes in operating assets and liabilities:
  Restricted cash                                           1,607           (498)        (21,456)
  Accounts receivable                                  (1,219,977)      (566,572)        128,583
  Inventories                                             (36,566)        80,214         (82,668)
  Prepaid expenses                                        (55,555)        (8,906)        108,087
  Other assets                                               (866)            --          (1,388)
  Other liabilities                                       255,213         62,316              --
  Accounts payable and accrued expenses                   299,900        213,355         (32,666)
                                                      -----------     ----------       ---------


NET CASH FLOWS FROM OPERATING ACTIVITIES                  550,575      1,581,615         688,354
                                                      -----------     ----------       ---------


INVESTING ACTIVITIES
  Test passage bank and test development                 (928,048)      (480,463)       (355,518)
  Software development costs                                   --        (13,971)       (175,682)
  Prepublication costs                                         --       (135,927)       (169,960)
  Proceeds from the sale of building                           --             --       2,875,000
  Cash and fees paid to acquire
   stock of Achievement Data, Inc. ("ADI")             (1,318,350)            --              --
  Cash and fees paid to acquire
   stock of Assessment & Evaluation
   Concepts, Inc. ("AEC")                                 (83,000)            --              --
  Proceeds from the sale of
   discontinued operations                                     --             --       4,070,000
  Closing costs on sale of building                            --             --        (161,891)
  Closing costs on sale of
   discontinued operations                                     --             --        (556,037)
  Acquisition of fixed assets                            (270,279)      (291,294)       (299,174)
                                                      -----------     ----------       ---------



NET CASH FLOWS FROM INVESTING ACTIVITIES               (2,599,677)      (921,655)      5,226,738
                                                      -----------     ----------       ---------









See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                              Fiscal Years Ended October 31,
                                                              ------------------------------
                                                         2 0 0 5        2 0 0 4         2 0 0 3
                                                         -------        -------         -------

FINANCING ACTIVITIES
Repayment of subordinated debt                                 --             --      (3,530,141)
Proceeds from the exercise of
  employee stock options                                   28,990         17,195          10,275
Proceeds from the exercise of
  warrants                                                155,303             --              --
Loan costs                                                (12,033)            --              --
Stock subscriptions received                                  920             --              --
Proceeds from long-term debt                            1,451,482        118,497          38,000
Repayment of long-term debt                               (37,417)        (7,600)     (1,585,700)
                                                      -----------     ----------       ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES                1,587,245        128,092      (5,067,566)
                                                      -----------     ----------       ---------


NET CHANGE IN CASH AND TEMPORARY INVESTMENTS             (461,857)       788,052         847,526


CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                                  1,751,487        963,435         115,909
                                                      -----------     ----------       ---------


CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                                       $1,289,630     $1,751,487     $   963,435
                                                      ===========     ==========     ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:

  Interest                                             $   35,234     $    5,621     $   404,333
                                                      ===========     ==========     ===========
  Income taxes                                         $    7,683     $   57,158     $    34,442
                                                      ===========     ==========     ===========


  Noncash investing and financing activities:
  Stock issued in acquisition of AEC                   $   39,000     $       --     $        --
                                                      ===========     ==========     ===========
  Stock issued in acquisition of ADI                   $  331,650     $       --     $        --
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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Touchstone Applied Science Associates, Inc. (the "Company") develops, publishes and distributes a proprietary line of tests specifically to meet clients' measurement specifications to elementary and secondary schools, colleges and universities throughout the United States. The remainder of the Company's continuing operations is comprised of Beck Evaluation & Testing Associates, Inc. ("BETA"), Assessment & Evaluation Concepts, Inc. ("AEC") (effective January 2005) and Achievement Data, Inc. ("ADI") (effective July 2005), companies which design, develop and evaluate assessment needs for schools, school districts and test and textbook publishers throughout the United States. The Company's instructional segment was comprised of Modern Learning Press, Inc. ("MLP"). Substantially all the assets of MLP were sold in July 2003 (Note 2). The Company's educational delivery segment was comprised of TASA Educational Services Corporation ("TESC"), and MESI Acquisition Corp. ("Elley"), the assets of which were sold in June 2003 (Note 2).

The Company was originally incorporated in the State of New York in 1976. In August 1991, the Company changed its corporate domicile to Delaware by merger into a Delaware corporation created exclusively for that purpose.

The Company operates through different subsidiaries, but management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BETA, ADI, AEC, MLP, TESC and Elley. All material intercompany transactions have been eliminated in consolidation. Due to the sale of assets of Elley, TESC and MLP, the operations of the instructional and educational delivery segments have been reflected as discontinued operations (Note 2). MLP and TESC were dissolved in Fiscal 2004, and Elley was dissolved in Fiscal 2005.

Goodwill
--------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which applies to all business combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the rules, the pooling of interests method of accounting for acquisitions is no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company applied the rules for goodwill and other intangible assets beginning in the first quarter of the fiscal year ending October 31, 2003. The Company performed the first of the required impairment tests of goodwill as of November 1, 2002 and performed the annual tests at October 31, 2005 and 2004, and has determined there to be no impairment of the remaining goodwill on those dates. The net carrying value of goodwill at October 31, 2005 is $198,159 for BETA, $118,074 for AEC and $1,653,309 for ADI. The net carrying value of goodwill at October 31, 2004 was $198,159 for BETA.

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

Accounts Receivable
-------------------

Accounts receivable consists of the following:


                                             October 31,
                                        ---------------------
                                        2005             2004



        Billed                       $2,559,630       $1,526,559
        Unbilled (costs in excess
          of billings)                  327,285               --
                                     ----------       ----------

                                     $2,886,915       $1,526,559
                                     ==========       ==========

Management expects that the unbilled accounts receivable will be collected; therefore, no allowance for doubtful accounts has been recorded on this balance. Allowance for doubtful accounts of $2,683 and $4,417, at October 31, 2005 and 2004, respectively, is based on prior collection experience and pertain to billed accounts receivable.

Inventories
-----------

Inventories based on the nature of the Company's operations consist solely of finished goods. These are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. The Company provides for depreciation generally on an accelerated method (double-declining balance) for personal property and on the straight-line method for real property, by charges to income at rates based upon estimated recovery periods as follows:

    Building (until its sale)                   31-1/2 years
    Building improvements (until its sale)      15 to 31-1/2 years
    Leasehold improvements                      10 years (shorter of lease
                                                  term or useful life)
    Furniture, fixtures and equipment            5 to 7 years

Income Taxes
------------

The Company has elected to file a consolidated Federal income tax return with its subsidiaries. The Company's deferred income taxes arise principally from the net operating losses and other timing differences. Income taxes are reported based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". (Note 12).

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

---------------------------------------------------------

Intangible Assets and Deferred Charges
--------------------------------------

Software Development
--------------------

The Company accounts for costs associated with the development of software products pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Pursuant to these rules for product development, the work performed prior to the determination of technological feasibility is treated as research and development costs and is expensed as incurred. From the point a project obtains technological feasibility until it is ready for sale, the payroll and payroll-related charges and any direct material costs are capitalized. Capitalization of computer software costs is discontinued when the product is available to be sold.

As of October 31, 2005, 2004 and 2003, unamortized software development costs totaled $60,243, $84,939 and $243,655, respectively, and were included as a component of other assets within the Company's consolidated balance sheets.


Test Passage Bank and Test Development
--------------------------------------

The test passage bank is principally comprised of payroll and payroll-related costs as well as freelance consulting costs expended in the development of test passages which are used in the creation of the Company's tests. The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process in the cost of production of each test passage and the cost of calibration of each test passage are direct costs and are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's Degrees of Reading Power Test ("DRP") have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period.
Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period. On October 31, 2005 and 2004, the Company tested the test passage bank and test development costs for potential impairment using the discounted cash flow method. At that time, the Company deemed no impairment had occurred.


Amortization
------------

Certain capitalized costs are amortized using the straight-line method over a period of five (5) years for software development and seven to eleven (7-11) years for test passage bank and test development costs. Loan origination costs (Note 8) are being amortized using the straight-line method over the term of the indebtedness. As of October 31, 2005, unamortized loan origination costs totaled $11,231. Amortization expense from continuing operations totaled $491,142, $486,274, and $522,584, for the fiscal years ended October 31, 2005, 2004, and 2003, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Estimated amortization expense for the next five years is as follows:

Year ending October 31,
      2006                      $480,327
      2007                      $470,369
      2008                      $393,476
      2009                      $178,175
      2010                      $132,345


Other Liabilities
-----------------

As of October 31, 2005, other liabilities consist of a customer advance in the amount of $294,068 and billings in excess of costs in the amount of $22,921. As of October 31, 2004, billings in excess of costs amounted to $62,316.

Accrued Expenses
----------------

Accrued expenses consist of the following:


                                                   October 31,
                                                   -----------
                                               2005           2004
                                               ----           ----

    Retirement plans                       $  262,723     $  238,107
    Commissions                                11,109         14,651
    Salary                                    174,590        256,510
    Professional fees                         208,828        100,565
    Royalties                                  12,571         25,054
    Outside services                          212,024        127,939
    Rent                                       93,084         61,742
    Purchases                                  93,405             --
    Consulting                                128,573         42,848
    Other                                     231,056        483,130
                                           ----------     ----------

                                           $1,427,963     $1,350,546
                                           ==========     ==========

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and temporary investments and accounts receivable. The Company maintains substantially all its cash balances and temporary investments in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2005 and 2004, the Company's uninsured cash balances and temporary investments totaled $1,102,081 and $1,551,086, respectively. The Company performs periodic reviews of the relative credit rating of its banks to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Revenue Recognition
-------------------

Revenues from the Company's sales of its proprietary tests, including sales of their related ancillary materials and performance of scoring services are recognized when the Company ships the physical product from its warehouse or when the revenues have been realized or become realizable and have been earned pursuant to Staff Accounting Bulletin No. 104,
"Revenue Recognition". Shipping charges are included in revenue in the accompanying consolidated statements of income.
The Company's revenue from the performance of assessment, consulting and psychometric services under long term contracts are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin
("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. In addition, the Company records revenue from software pursuant to the provisions of Statement of Position
No. 97-2, "Software Revenue Recognition", and in the
Statement of Position No. 98-9, "Modification of SOP 97-2,
Software Revenue Recognition With Respect to Certain Transactions".

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

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2005 and 2004 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets. The carrying value of cash and temporary investments, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these financial instruments. The carrying value of long-term debt approximates fair value as the rate of interest on the debt approximates the market rate of interest as of October 31, 2005 and 2004. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Stock Based Compensation
------------------------

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the Company is not yet required to adopt the fair value based recognition provisions prescribed under SFAS
No. 123, as amended, it has elected only to comply with the disclosure requirements set forth in the statement which includes disclosing pro forma net income and earnings per share as if the fair value based method of accounting had been applied.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the fiscal years ended October 31, 2005, 2004, and 2003, respectively: expected volatility of 121% to 138%, 109% and 142%, respectively; risk free interest rate of 4.05% to 4.23%, 3.00% and 3.63%, respectively; and expected lives of 5 to 10 years.

The effects of applying SFAS No. 123, as amended, in the below pro forma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to Fiscal 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

The pro forma net income and income per share consists of the following:

                                  Fiscal Years Ended October 31,
                                  ------------------------------
                                 2005          2004          2003
                                 ----          ----          ----

Net income as reported        $ 474,964     $ 822,603     $ 535,533
Effect of stock options,
 net of tax                    (290,650)     (138,993)      (18,443)
                              ---------     ---------     ---------
Pro forma net income          $ 184,314     $ 683,610     $ 517,090
                              =========     =========     =========


Historic basic earnings
 per share                    $     .17     $     .31     $     .21
Historic diluted earnings
 per share                    $     .16     $     .29     $     .20
Pro forma basic earnings
 per share                    $     .07     $     .26     $     .20
Pro forma diluted
 earnings per share           $     .06     $     .24     $     .19


See disclosure regarding the adoption of SFAS No. 123(R) summarized below in the Recently Issued Accounting Pronouncements disclosure.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Earnings per Share
------------------

Earnings per share for each of the fiscal years ended October 31, 2005, 2004, and 2003 was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, "Earnings Per Share". The total potential dilutive common shares excluded from this computation due to the anti-dilution effect, totaled 588,227, 560,595 and 661,238 in the fiscal years ended October 31, 2005, 2004 and 2003, respectively. The reconciliation between basic and diluted average shares outstanding is as follows:



                                  Fiscal Years Ended October 31,
                                  ------------------------------
                                 2005          2004          2003
                                 ----          ----          ----

Basic weighted average
 shares outstanding           2,807,275     2,614,662     2,596,252
Dilutive effect of stock
 options                        212,227       170,678        64,762
Dilutive effect of warrants       3,760        84,987            --
                              ---------     ---------     ---------
Diluted weighted average
 shares outstanding           3,023,262     2,870,327     2,661,014
                              =========     =========     =========


Marketing and Promotional Costs
-------------------------------

Marketing and promotional costs are expensed as incurred and totaled $343,025, $304,453 and $353,531 from continuing operations for the fiscal years ended October 31, 2005, 2004 and 2003, respectively. Such costs are included in selling expenses in the accompanying consolidated statements of income.

Shipping Costs
--------------

The Company classifies shipping costs as a component of selling expenses. Shipping costs from continuing operations totaled $72,627, $73,083 and $72,893 for the years ended
October 31, 2005, 2004 and 2003, respectively.


Recently Issued Accounting Pronouncements
-----------------------------------------

In November 2004, the FASB issued Statement No. 151, "Inventory Costs". This statement amends the guidance in ARB 43 (Chapter 43 - Inventory Pricing) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued Statement No. 153, "Exchange of Non-monetary Assets - an amendment of APB No. 29". Statement No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have a material impact on the consolidated financial statements of the Company.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------


In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" ("SFAS No. 123(R)"). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

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

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement with periods beginning after December 15, 2005. The Company will be adopting SFAS No. 123(R) for the Company's fiscal year ending October 31, 2007. The adoption of this pronouncement is expected to affect the Company's consolidated statements of income in future periods. The amount of the effect cannot be measured at this time. The Company is currently evaluating the impact of SFAS No. 123(R) on its consolidated financial statements. As the Company currently accounts for share-based compensation using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123(R) will have an impact on the Company's results of operations.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), which changed the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

Reclassifications
-----------------

The Company has reclassified the presentation of certain prior year information to the current year presentation.

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

Instructional Segment
---------------------

In July 2003, the Company sold substantially all the assets of Modern Learning Press, Inc. ("MLP"), its wholly-owned subsidiary and the sole component of the Company's instructional segment to Delta Education, LLC ("Delta") for, $4,020,000 and Delta assumed certain related liabilities. In addition, the Company was responsible, for the payment of up to $200,000 of certain royalties for a one year period from June 1, 2003 through May 31, 2004. The Company paid royalties based on historical amounts of approximately $175,000, which has reduced the gain from the sale of the segment. The Company retained the business and assets related to its test preparation materials, Kingsbridge Press, which it considers consistent with the activities of its sole remaining segment. The Company recorded a gain on the disposal of the Instructional segment totaling $1,748,272 less taxes of $699,309. Revenues from the Instructional Segment totaled $1,321,278 for the period November 1, 2002 through the date of sale.

In addition, the Company entered into a transitional services agreement with Delta, whereby the Company would continue to pay the rent and employee costs of MLP through October 31, 2003 for consideration of $130,000. On October 31, 2003, the facilities utilized by MLP were closed and the employees terminated. The Company recorded these termination costs as a cost of the sale of the segment.

Educational Delivery Segment
----------------------------

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - ACQUISITIONS
---------------------

Assessment and Evaluation Concepts, Inc.
----------------------------------------

In January 2005, the Company acquired all of the outstanding stock of Assessment and Evaluation Concepts Inc. ("AEC") for
$122,000 consisting of $83,000 in cash and 12,000 shares of the Company's common stock. The value of the shares issued was determined based on the average market price of the Company's common stock over the two-day period before and after the date of the acquisition. In addition, options to purchase 50,000 shares of the Company's common stock were granted pursuant to the 2000 Plan on the date of the closing exercisable at $3.06 per share, the fair market value on that date. The options are exercisable commencing one year from the closing, through January 2015. The operations of AEC are included in the consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

    Accounts receivable                        $ 22,930
    Goodwill                                     99,070
                                               --------
         Total and net assets acquired         $122,000
                                               ========


Achievement Data, Inc.
----------------------

On July 1, 2005, the Company acquired all of the outstanding stock of Achievement Data, Inc. ("ADI"). ADI provides on-line testing capabilities to state testing programs and also offers an electronic testing engine. The total consideration paid by the Company for the ADI stock was $1,650,000, consisting of $1,155,000 in cash, the issuance of 89,488 shares of Common Stock of the Company (valued at approximately $331,650, based on the average of closing prices for the Company's Common Stock for the five trading days preceding the closing) and $163,350 in subordinated promissory notes issued to two of the former stockholders of ADI. The promissory notes incur interest at the rate of 5% per annum and are payable through six semi-annual installments of principal plus interest. The operations of ADI are included in the consolidated financial statements since the date of acquisition.


The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

    Current assets                             $   53,530
    Accounts receivable                           138,645
    Property, plant and equipment                  73,756
    Goodwill                                    1,435,368
                                               ----------
    Total assets acquired                       1,701,299
                                               ----------
    Current liabilities                           (51,299)
                                               ----------
    Total liabilities                             (51,299)
                                               ----------
    Net assets acquired                        $1,650,000
                                               ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS (Continued)
---------------------

The following unaudited pro forma income statement data presents the consolidated results of operations of the Company had the acquisitions of AEC and ADI occurred at the beginning of the earliest period presented:

                                   Year Ended October 31,
                                   ----------------------
                                   2005              2004
                                   ----              ----
Net revenue                   $12,968,960       $12,658,228
Net income                       $537,798          $951,112
Basic earnings per share             $.19              $.35
Diluted earnings per share           $.17              $.32

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------



                                            October 31,
                                            -----------
                                         2005          2004
                                         ----          ----

Leasehold improvements               $  288,190     $ 253,290
Furniture, fixtures and
equipment                               876,672       556,596
                                     ----------     ---------
                                      1,164,862       809,886
Less: accumulated depreciation          488,863       284,567
                                     ----------     ---------
                                     $  675,999     $ 525,319
                                     ==========     =========

Depreciation expense for the fiscal years ended October 31, 2005, 2004, and 2003 was $187,866, $101,352 and $82,726, respectively.


NOTE 5 - SALE-LEASEBACK; COMMITMENTS
------------------------------------

In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,383, net of closing costs totaling $162,136 in fiscal 2003. The building was then leased back to the Company under a ten-year lease agreement. As a result of the sale/leaseback, the gain is being recognized over the term of the lease at $125,439 per year. Among other provisions, the lease provides for additional rent to be paid by the Company for real estate taxes and insurance.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SALE-LEASEBACK; COMMITMENTS (Continued)
------------------------------------

The Company also has three-year leases for both its Texas and Minnesota offices for payments aggregating $26,414 and $96,000, respectively, over the next two years. In addition, the Company has leases on certain of its equipment. Future minimum rentals on these operating leases are as follows:


Year ending October 31,
----------------------


      2006                       $  424,763
      2007                          420,686
      2008                          347,193
      2009                          355,250
      2010                          365,835
      2011 and thereafter         1,062,995
                                 ----------
                                 $2,976,722
                                 ==========


Rent expense was $381,848, $361,409 and $128,090 for the fiscal years ended October 31, 2005, 2004 and 2003, respectively.


NOTE 6 - LINES OF CREDIT
------------------------

The Company obtained a line of credit totaling $1,000,000 from a bank. Borrowings under the line of credit accrue interest at the bank's prime rate plus one percent (1.0%) per annum, and the line of credit, as amended, expires on April 1, 2006. The line of credit is collateralized by the Company's accounts receivable and inventory and contains financial covenants pertaining to the maintenance of working capital and debt service coverage.
As of October 31, 2005, the Company was in compliance with all such covenants. There were no outstanding borrowings under this line as of October 31, 2005 and 2004.

NOTE 7- MORTGAGE
----------------

The Company mortgaged its facilities for $1,800,000 in 1997. Borrowings on the mortgage incurred interest at the rate of 8 1/8% per annum. The mortgage was to be repaid through equal monthly installments with a balloon payment due in Fiscal 2007. The mortgage was prepaid in July 2003 from the proceeds of the sale-leaseback of the facilities (Note 5).

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:


                                                                 October 31,
Description                Interest Rate      Due Date        2005         2004
-----------                -------------      --------        ----         ----

Equipment loan
payable in monthly
installments of
$2,295 including
interest,
collateralized by
the equipment                   6%              2009     $   97,686     $118,497

Equipment loan
payable in monthly
installments of
$633 plus interest,
collateralized by
the equipment               Prime + 1%
                             (8.0% at
                            10/31/2005)         2008         22,800       30,400
Equipment loan
payable in monthly
installments of
$1,708 including
interest,
collateralized by
the equipment                   6%              2010         79,126           --

Loan payable,
interest only for
first year then
monthly
installments of
$23,339 including
interest                        6.25%           2011      1,200,000*          --

Loans (unsecured)
payable in
semi-annual
installments of
$29,656 including
interest to the
former two shareholders
of ADI                          5%              2008        163,350           --
                                                        -----------    ---------

                                                          1,562,962      148,897

Less:  current
maturities                                                  166,750       28,606
                                                        -----------    ---------

                                                         $1,396,212     $120,291
                                                        ===========    =========

*In connection with the acquisition of ADI, the Company entered into a loan agreement with its bank, pursuant to which the Company borrowed an aggregate principal amount of $1,200,000, almost all of which was used to pay the purchase price for the shares of ADI and closing costs for the transaction, with the balance being retained by the Company for working capital. Borrowings under the loan incur interest at the rate of 6.25% per annum. Interest only payments are due for the first year, and thereafter monthly payments of principal and interest of $23,339 through July 2011. The note is secured by the assets of the Company and is guaranteed by BETA and ADI. The promissory note contains financial covenants with respect to which the Company is in compliance at October 31, 2005.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (Continued)
-----------------------


Long-term debt matures as follows:

Fiscal year ending October 31,

2006                            $  166,750
2007                               318,331
2008                               337,465
2009                               290,066
2010                               267,938
2011 and thereafter                182,412
                                ----------
                                $1,562,962
                                ==========


NOTE 9 - SUBORDINATED DEBENTURE AGREEMENT
-----------------------------------------

In connection with the Company's October 1998 subordinated debenture agreement, on October 31, 2004, there were warrants outstanding to purchase 138,047 shares of the Company's common stock. In July 2003, the remaining principal balance due on the debentures was repaid. In December 2004, warrants to purchase 138,047 shares of the Company's common stock were exercised for $155,303.


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

The Company has a Money Purchase Pension Plan, as amended, under which eligible employees who are eighteen years of age and have completed either twelve months, or one thousand hours, of employment become participants. The Plan excludes highly compensated employees, as defined, and provides for annual contributions of five percent (5%) of each eligible employee's compensation.

For the fiscal years ended October 31, 2005, 2004, and 2003, retirement plan costs totaled $262,723, $238,107 and $197,999, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCKHOLDERS' EQUITY
------------------------------

Preferred Stock
---------------

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. The stock may be issued by the Board of Directors of the Company in one or more series and with such preferences, conversion or other rights, voting powers and other provisions as may be fixed by the Board of Directors in the resolution authorizing their issuance without any further action of the stockholders. At October 31, 2005 and 2004, there were no preferred shares outstanding.

Warrants Issued for Services
----------------------------

In September 2004, the Company issued warrants to purchase 20,000 shares of the Company's common stock in exchange for certain financial advisory services. The warrants are exercisable through September 24, 2009 at a price of $2.96 per share. The warrants were valued at $42,700.

Amended and Restated 1991 Stock Option Incentive Plan
-----------------------------------------------------

The Company adopted an Amended and Restated 1991 Stock Option Incentive Plan (the "1991 Plan") whereby options to purchase up to an aggregate of 625,000 shares of common stock, may be granted to officers, key employees, directors, and consultants of the Company. Subject to the terms of the 1991 Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 50,000 shares in any one fiscal year. All options are 100% vested after twelve months and may be exercised for a nine-year period commencing one year from the date of the grant. The exercise price of an option granted under the Plan may not be less than the fair market value of the Company's common stock on the date of the grant.

1991 Plan activity is summarized as follows:


                                                         Option Price
                                             Shares      Per Share
                                             ------      ---------

Options outstanding - November 1, 2002      470,788    $1.668 - $11.00
  Granted                                      --            --
  Cancelled                                 (57,000)   $1.668 - $11.00
  Exercised                                      --          --
                                            -------

Options outstanding - October 31, 2003      413,788    $1.668 - $10.50
  Granted                                        --          --
  Canceled                                       --          --
  Exercised                                    (750)       $1.668
                                            -------

Options outstanding - October 31, 2004      413,038    $1.668 - $10.50
  Granted                                        --          --
  Canceled                                  (47,500)   $2.125 - $6.125
  Exercised                                      --          --
                                            -------

Options outstanding - October 31, 2005      365,538    $1.668 - $10.50
                                            =======

Options exercisable - October 31, 2005      365,538    $1.668 - 10.50
                                            =======

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

2000 Stock Incentive Plan
-------------------------

In February of Fiscal 2000, the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") which supercedes the 1991 Plan. Options outstanding under the 1991 Plan at October 31, 2000 will remain effective until forfeited, cancelled, or expired without exercise. The 2000 Plan calls for options to purchase up to an aggregate of an additional 300,000 shares of the Company's common stock plus such additional shares as becomes available under the 1991 Plan by reason of forfeiture of awards granted thereunder or cancellation or expiration of such shares without exercise, and may be granted to officers, key employees, directors, and consultants of the Company. At the Annual
Meeting of Stockholders held on April 29, 2005, the stockholders approved an amendment to the 2000 Plan increasing by 200,000 the number of shares eligible to be issued pursuant to the 2000
Plan. Subject to the terms of the 2000 Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 150,000 shares in any three fiscal-year period. Prior to Fiscal 2006, all options were 100% vested after twelve months and may be exercised for a nine-year period commencing one year from the date of grant. Effective for options granted under the 2000 Plan in Fiscal 2006 and thereafter, such options will become exercisable in three equal annual installment following the grant date. The exercise price of an option granted under the 2000 Plan may not be less than the fair market value of the Company's common stock on the date of grant.

                                                         Option Price
                                             Shares      Per Share
                                             ------      ---------

Options outstanding - November 1, 2002       79,800         $0.46
  Granted                                    39,500         $0.65
  Canceled                                     (500)        $0.46
  Exercised                                  (9,000)        $0.46
                                            -------

Options outstanding - October 31, 2003      109,800    $0.46 - $0.65
  Granted                                    73,000         $2.10
  Canceled                                       --          --
  Exercised                                 (18,500)   $0.46 - $0.65
                                            -------

Options outstanding - October 31, 2004      164,300    $0.46 - $2.10
  Granted                                   216,000    $3.06 - $3.785
  Canceled                                   (6,000)        $2.10
  Exercised                                 (40,000)   $0.46 - $2.10
                                            -------

Options outstanding - October 31, 2005      334,300    $0.46 - $3.785
                                            =======

Options exercisable - October 31, 2005      118,300    $0.46 - $2.10
                                            =======

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Directors Stock Option Plan
---------------------------

In 1996, the Company adopted a Directors Stock Option Plan (the
"DSO Plan") whereby options may be granted to purchase up to an aggregate of 25,000 shares of the Company's common stock to directors of the Company who are not officers or employees of the Company or otherwise eligible to receive awards under the 1991
Plan. Pursuant to the DSO Plan, eligible directors would receive an option to purchase 1,250 shares of the Company's common stock on the date the director first becomes eligible. The eligible director would subsequently receive an option to purchase 625 shares of the Company's common stock on the date of each succeeding annual meeting of the stockholders, unless the director's term ends on or before that date. Each option granted is exercisable at the fair market value of the Company's common stock on the date granted, and for options granted prior to Fiscal 2006, may be exercised for a nine-year period commencing one year from the date of the grant. Effective for options granted under the Directors Plan in Fiscal 2006 and thereafter, such options will become exercisable in three equal annual installments following the grant date.

In February 2000, the Company adopted an amendment to the DSO Plan increasing the number of options, which may be granted under the DSO Plan, to an aggregate of 75,000 shares. The amendment also increased the number of shares of the Company's common stock to be subject to the automatic grants made to directors from 1,250 shares to 5,000 shares upon first being elected to the Board of Directors of the Company and 625 shares to 2,500 shares upon each re-election to the Board of Directors. At the Annual Meeting of Stockholders held on April 29, 2005, the stockholders approved amendments to the Directors Plan to increase by 75,000 the number of shares eligible to be issued pursuant to the Directors Plan and to extend the expiration date of the Directors Plan from March 2006 to April 30, 2010.

Directors' stock option plan activity is summarized as follows:


                                                         Option Price
                                             Shares      Per Share
                                             ------      ---------

Options outstanding - November 1, 2002       46,875    $0.62 - $7.85
  Granted                                    10,000        $0.70
  Canceled                                       --         --
  Exercised                                      --         --
                                            -------

Options outstanding - October 31, 2003       56,875    $0.62 - $7.85
  Granted                                    15,000        $3.50
  Canceled                                       --         --
  Exercised                                  (5,000)   $.06875 - $1.00
                                            -------

Options outstanding - October 31, 2004       66,875    $0.62 - $7.85
  Granted                                    12,500        $3.20
  Canceled                                       --         --
  Exercised                                 ( 2,500)       $0.70
                                            -------

Options outstanding - October 31, 2005       76,875    $0.62 - $7.85
                                            =======

Options exercisable - October 31, 2005       64,375    $0.62 - $7.85
                                            =======

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - STOCKHOLDERS' EQUITY (Continued)
------------------------------

Consultants Stock Incentive Plan
--------------------------------

In 1997, the Company adopted a Consultants Stock Incentive
Plan (the "CSI Plan") whereby options to purchase up to 50,000 shares of the Company's common stock may be granted to consultants or advisors of the Company. Subject to the terms of the CSI Plan, a committee of the Board of Directors is authorized to select participants and determine the number of shares covered by each option, its exercise price and other terms. The exercise price, however, may not be less than the fair market value of the Company's common stock on the date of the grant. CSI Plan activity is as follows:



                                                         Option Price
                                             Shares      Per Share
                                             ------      ---------

Options outstanding - November 1, 2002        7,500         $0.90
  Granted                                        --           --
  Canceled                                       --           --
  Exercised                                      --           --
                                            -------

Options outstanding - October 31, 2005,
  2004 and 2003                               7,500         $.90
                                            =======
Options exercisable - October 31, 2005        7,500         $.90
                                            =======


NOTE 12 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets and liabilities are comprised as follows:


                                                   October 31,
                                                   -----------
                                               2005           2004
                                               ----           ----

Deferred tax assets:
  Net operating loss                         $584,723       $806,436
  Sale/leaseback of building                  394,295        445,724
  Salaries                                     44,934         84,404
  Rent                                         38,164         24,697
  Other                                        44,302          7,160
                                            ---------      ---------

  Gross deferred tax assets                 1,106,418      1,368,421
                                            ---------      ---------

Deferred tax liabilities:

  Goodwill                                    (36,102)        (8,607)
  Test passage bank and
   test development                            (6,222)       (15,702)
                                            ---------      ---------

  Gross deferred tax liabilities              (42,324)       (24,309)
                                            ---------      ---------

Net deferred tax assets                    $1,064,094     $1,344,112
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

The Company's income tax expense from continuing operations consists of the following:



                                  Fiscal Years Ended October 31,
                                  ------------------------------
                                 2005          2004          2003
                                 ----          ----          ----

Current:
  Federal                      $     --     $      --      $     --
  State                          44,050        75,531        73,781
                               --------     ---------      --------

                                 44,050        75,531        73,781
                               --------     ---------      --------

Deferred:
  Federal                       217,014       400,611       195,888
  State                          63,004       116,306        56,871
                               --------     ---------      --------

                                280,018       516,917       252,759
                               --------     ---------      --------

Provision for income taxes     $324,068     $ 592,448      $326,540
                               ========     =========      ========


A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate for continuing operations is as follows:


                                  Fiscal Years Ended October 31,
                                  ------------------------------
                                 2005          2004          2003
                                 ----          ----          ----




U.S. Federal income tax
 statutory rate                   34%           34%           34%

State income tax, net of
Federal income tax benefit         5             5             7

Other, net                         3             3             3

Effective tax rate                42%           42%           44%
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

The Company entered into employment agreements for an initial forty-month term with two of the former shareholders of ADI. In addition, the former shareholders of ADI who are continuing with ADI were granted, pursuant to the 2000 Plan, an aggregate of 60,000 ten-year options to purchase additional shares of the Company's Common Stock at an exercise price of $3.75 per share, subject to vesting upon the completion of one year of employment. The Company also entered into an employment agreement for an initial twenty-eight month term with a key employee of ADI.

The aggregate commitment for future salaries as of October 31, 2005, excluding bonuses and benefits, is as follows:

Fiscal year ending October 31,

      2006                        $1,788,166
      2007                        $  904,400
      2008                        $  455,614


NOTE 14 - RELATED PARTY TRANSACTIONS
------------------------------------

One of the directors is a shareholder in the law firm which serves as the Company's special securities counsel. The Company incurred $200,710, $59,351 and $83,082 in legal fees and disbursements to this firm in the fiscal years ended October 31, 2005, 2004 and 2003, respectively.

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



January 30, 2006

                                TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

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

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman       January 30, 2005
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director              January 30, 2005
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director              January 30, 2005
-------------------------
    Steven R. Berger

/s/ DONALD W. HUGHES                 Director              January 30, 2005
-------------------------
    Donald W. Hughes

    CHRIS L. NGUYEN                  Director              January 30, 2005
-------------------------
    Chris L. Nguyen

/s/ LINDA G. STRALEY                 Director              January 30, 2005
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director              January 30, 2005
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director              January 30, 2005
-------------------------
    David L. Warnock