Form 10QSB
period 2006-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2006-03-17
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended January 31, 2006

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

Yes________ No_________

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As
                                                              --
of March 15, 2006: 2,909,738 shares of Common Stock, par value
----------------------------------------------------------------
$0.0001 per share.
------------------

Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended January 31, 2006 are attached to this Report, commencing at page F-1.

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

RESULTS OF OPERATIONS

          The following table compares the revenues for the fiscal quarter ended January 31, 2006 versus the fiscal quarter ended January 31, 2005.



              RESULTS OF OPERATIONS FOR THE FIRST FISCAL QUARTER

                                  Three Months
                                Ended January 31,
                                -----------------
                                                       %
                           2006          2005        Change
                           ----          ----        ------
                              (in thousands
                               of dollars)


Proprietary products
and services              $943.8         $740.2        27.5

Custom Services
Revenues                $2,130.2       $1,912.6        11.4

Total Revenues
from Assessment
Products and
Services                $3,074.0       $2,652.8        15.9



            The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                      Three Months
                                    Ended January 31,
                                    -----------------

                                     2006      2005
                                     ----      ----

                                    (in percentages)

Revenues                             100%      100%

  Gross Profit                        36        49

Operating Expense:

  Selling Expense                     11        13

  General & Administrative            34        30

(Loss) Income from Operations         (9)        6

  Other Income                         1         1

(Loss) Income Before
Income Tax Provision (Benefit)        (8)        7

Income Tax Provision (Benefit)        (3)        3

Net (Loss) Income                     (5)        4



          REVENUES. Net revenues for the three months ended
          --------
January 31, 2006 (the "current quarter") increased by 15.9%, or
$421,185, to $3,074,014 as compared to net revenues of $2,652,829 in the three months ended January 31, 2005 (the
"comparable quarter").

            Revenues from assessment products and services through the Company's proprietary unit increased 27.5% or $203,584 during the current quarter from $740,192 in the comparable quarter to $943,776 in the current quarter. This increase is primarily due to revenues generated in connection with our Idaho ESL (English as a Second Language) contract awarded during the third quarter of Fiscal 2005 as well as our increased DRP contract in Connecticut due to expansion to the State Testing Program in grades 3 through 8.

            Revenues from the Company's custom testing unit, increased by 11.4% or $217,601, during the current quarter, or from $1,912,637 in the comparable quarter to $2,130,238 in the current quarter. This increase is a result of the addition of two new custom units in Fiscal 2005 -- Assessment and Evaluation Concepts, Inc. ("AEC") and Achievement Data, Inc. ("ADI").

          COST OF GOODS SOLD.  Cost of goods sold for the
          ------------------
current quarter increased by 45.7%, or $615,807, from $1,347,672 in the comparable quarter to $1,963,479 in the current quarter. Cost of goods is now 64% of revenues in the current quarter versus 51% in the comparable quarter. The increase is a function of two events. The Company as a whole is bidding on larger administration contracts that traditionally have lower margins, and as we undertake such large contracts, we have encountered higher start-up costs than we have traditionally seen. We anticipate costs of goods sold should decrease as a percent of sales as the number of contracts we administer increases and as our operations gain in efficiency.

          GROSS PROFIT. Gross profit from continuing operations
          ------------
decreased to $1,110,535 in the current quarter, from $1,305,157 in the comparable quarter, or by $194,622 or (14.9%). The gross profit margin is now 36% in the current quarter versus 49% in the comparable quarter resulting from the factors contributing to increased cost of goods sold.

          SELLING EXPENSE.  Selling expense for the current
          ---------------
quarter increased by 2.4% or $8,293, or from $341,424 in the comparable quarter to $349,717 in the current quarter. Selling expenses have decreased from 13% of revenues in the comparable quarter to 11% of revenues in the current quarter. Since the first quarter of last year, the Company has added three seasoned sales executives and a marketing director. The net result is that the Company has shifted, with little incremental expense, from an outside independent sales organization to an in-house staff. We believe this shift bodes well for the future.

          GENERAL AND ADMINISTRATIVE EXPENSES.  General and
          -----------------------------------
administrative expenses for the current quarter were $1,028,819 versus $805,951 for the comparable quarter. This is an increase of $222,868, or 27.7%. The increase is primarily due to G&A expenses associated with the addition of AEC in January 2005 and ADI in July 2005.

          OTHER INCOME (EXPENSE).  For the current quarter, the
          ----------------------
Company had net other income of $11,156 versus net other income of $33,939 for the comparable quarter. Other income includes recognition of deferred gain from the sale/leaseback of the Company's headquarters building in July 2003, of $31,360 for each of the current quarter and the comparable quarter. The difference between net other income from the comparable quarter to the current quarter is interest expense associated with debt incurred in July 2005 in connection with the ADI acquisition.

          NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE.  For
          -----------------------------------------------
the current quarter, the Company had a loss of ($159,975) versus net income of $111,347 in the comparable quarter. For the current quarter, the Company lost ($0.05) per diluted share versus income of $0.04 per diluted share in the comparable quarter.

          EBITDA.  EBITDA is a non-GAAP financial measure and
          ------
should not be used as a substitute for directly comparable GAAP financial measures. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported (loss) income from continuing operations to EBITDA:


                                   EBITDA from Operations

                                         Three Months
                                      Ended January 31,
                                      -----------------

                                     2006            2005
                                     ----            ----
                                         (in dollars)


Net (Loss) Income From
Operations                        ($268,001)       $157,782

Depreciation &
amortization                        183,816         159,453
                                  ---------        --------

EBITDA                             ($84,185)       $317,235
                                  =========        ========


LIQUIDITY AND CAPITAL RESOURCES

          WORKING CAPITAL.  Working capital decreased by
          ---------------
$590,717 during the current quarter from $3,106,382 at October 31, 2005 to $2,515,665 at January 31, 2006. This decrease resulted primarily from an increase in operating expenses during the current quarter. However, the ratio of current assets to current liabilities was essentially unchanged at the end of the current quarter compared to the end of Fiscal 2005: 2.23 to 1.0 at October 31, 2005 versus 2.22 to 1.0 at January 31, 2006.

          CASH FLOW FROM OPERATING ACTIVITIES.  During the
          -----------------------------------
current quarter, the Company had net cash used in operating activities of $118,193, as compared to net cash of $18,527 provided by operating activities in the comparable quarter. The decrease in cash provided by operating activities resulted primarily from decreased net income, accounts payable and accrued expenses and other liabilities partially offset by a decrease in accounts receivable.

          CASH FLOW FROM INVESTING ACTIVITIES.  During the
          -----------------------------------
current quarter, the Company had net cash used in investing activities of $408,006, as compared to $350,885 in the comparable quarter. The cash used in both periods results primarily from the acquisition of fixed assets and test development costs. In addition, the Company incurred $83,000 in fees related to the acquisition of AEC in the comparable quarter.

          CASH FLOW FROM FINANCING ACTIVITIES.  The Company had
          -----------------------------------
net cash used in financing activities of $36,819 for the current quarter as compared to net cash provided by financing activities of $153,527 for the comparable quarter. The cash used in the current quarter relates to the repayment of long-term debt. The cash provided during the comparable quarter relates primarily from the exercise of warrants.

		Long-term debt, operating leases and other long-term obligations as of January 31, 2006 mature as follows:


                                                           Payments due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                       Total       Less than                                    More Than
-----------                                    1 year        1-3 years      4-5 years       5 years
                           -------------------------------------------------------------------------

Long-term debt                 $1,526,143    $  221,300    $  635,286      $ 554,664      $  114,893

Operating leases                2,961,726       442,572       796,724        752,960         969,470

Other long-term
obligations (1)                 3,295,719     1,616,642     1,647,151         31,926              --
                               ----------    ----------    ----------      ---------      ----------

TOTAL OBLIGATIONS              $7,783,588    $2,280,514    $3,079,161      $1,339,550     $1,084,363
                               ==========    ==========    ==========      ==========     ==========

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

          The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the Consolidated Financial Statements:

          * Revenues from the Company's sales of its proprietary tests, including sales of the related ancillary materials, are recognized when the Company ships the physical product from its warehouse. The Company's revenues from performance of assessment, consulting and psychometric services under long-term contracts are recognized on the percentage-of-completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a fiscal period to the total estimated costs of full performance of the contract, and recognizes a proportionate amount of total revenue for the fiscal period based on the percentage of costs incurred to total estimated costs.

          * In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The building was then leased by the Company under a ten year lease agreement. As a result of the sale-leaseback of the building, the gain has been deferred and is being recognized as other income over the ten-year term of the lease at $125,439 per year.

          * Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary with a corresponding charge to income.

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

ITEM 3.   CONTROLS AND PROCEDURES

          (a) EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the most recent fiscal year covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Evaluation") was done under the supervision and with the participation of management, including Mr. Andrew Simon, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in each periodic report filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company present the conclusion about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Evaluation.

          Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rule and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including Mr. Simon as CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

          The Company's management does not expect that the Company's Disclosure Controls or Internal Controls will prevent all errors and all fraud. Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedure may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          The Evaluation included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will continue to be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in each Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by the Company's finance personnel and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and Internal Controls and to make modifications as necessary; it is the Company's intent in this regard that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems change (including improvements and corrections) as conditions warrant.

          Among other matters, the Company sought in the Evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Evaluation generally and because items 4, 5 and 6 in the Section 302 Certification require that the CEO and CFO disclose that information to the Board's Audit Committee and to the Company's independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Evaluation, and in case a problem was identified, we considered what revision, improvement and/or correction to make in accordance with on-going procedures.

          An Evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Simon as CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange
Act) as of the end of the fiscal quarter covered by this Quarterly Report. Based upon that Evaluation, the Company's management, including Mr. Simon as CEO and CFO, had concluded at that time that the design and operation of these Disclosure Controls and Internal Controls were effective as of the end of the fiscal quarter covered by this Quarterly Report.

          However, based on a prior evaluation in Fiscal 2005 the Company believes that it did not have adequate personnel and technical resources with respect to accounting for the sale-leaseback of the Company's headquarters in July 2003. As a result, the gain from the sale-leaseback was originally recognized in its entirety in the third fiscal quarter of 2003, during which the sale-leaseback occurred. After consulting with the Company's independent registered public accountants during Fiscal 2005, management concluded that such gain should have been recognized over the ten-year term of the lease. On May 24, 2005, the Company concluded that the Company should restate its audited consolidated financial statements for the fiscal years ended October 31, 2003 and 2004, and its quarterly unaudited consolidated financial statements for the quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004, and
January 31, 2005. Such restatements do not affect the Company's revenues from operations for any of these periods. These restatements reflect the correction in the Company's accounting for the sale-leaseback transaction. As of the end of Fiscal 2004, the Company's management, including Mr. Simon as CEO and CFO, concluded that, because the Company had not separated the CEO and CFO functions, the Company's Disclosure Controls were not effective at the end of such fiscal year to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. While the Company has been actively searching for a CFO, the Company has not yet been successful in hiring a new CFO. The Company and the Audit Committee have implemented interim measures with respect to Disclosure Controls in order to ensure that the Disclosure Controls are as effective as possible in the circumstances. The Audit Committee has directed management to devote additional resources to Disclosure Controls, and management is currently in the process of implementing such directive.

          (b) CHANGES IN INTERNAL CONTROLS. There were no changes in the Company's Internal Controls in the Company's fiscal quarter covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, the Company's Internal Controls.

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

ITEM 6.   EXHIBITS

          (a)     Exhibits

                  Exhibit 31 -- Certification pursuant to 18 USC
                                Section 1350, as adopted by Section
                                302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32 -- Certification pursuant to 18 USC
                                Section 1350, as adopted by Section
                                906 of the Sarbanes-Oxley Act of 2002

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

                 Index to Consolidated Financial Statements

      Index                                                    F-1

      Consolidated Balance Sheets as of January 31, 2006
      (Unaudited) and October 31, 2005                         F-2

      Consolidated Statements of Operations for the three
      months ended January 31, 2006 and 2005 (Unaudited)       F-4

      Consolidated Statements of Cash Flows for the three
      months ended January 31, 2006 and 2005 (Unaudited)       F-5

      Notes to Consolidated Financial Statements (Unaudited)   F-7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                        January 31,         October 31,
                                                          2 0 0 6             2 0 0 5
                                                          -------             -------
                                                        (Unaudited)

ASSETS
------

Current assets:
  Cash and temporary investments                     $   726,612           $ 1,289,630
  Accounts receivable, net of allowance for
   doubtful accounts of $2,683                         2,435,429             2,886,915
  Inventories                                            498,921               467,762
  Prepaid expenses and other current assets              325,619               397,420
  Restricted cash                                         21,296                20,347
  Deferred income taxes                                  571,417               571,417
                                                     -----------           -----------

       Total current assets                            4,579,294             5,633,491

Property, plant and equipment - net of
 accumulated depreciation of $549,139 and
  $488,863, respectively                                 891,594               675,999

Other assets:
  Test passage bank and test development, net
   of accumulated amortization of $3,684,929
    and $3,579,751, respectively                       2,749,166             2,750,239
  Goodwill                                             1,969,542             1,969,542
  Deferred income taxes                                  598,877               492,677
  Other assets                                           261,042               252,931
                                                     -----------           -----------

       Total assets                                  $11,049,515           $11,774,879
                                                     ===========           ===========









See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (Continued)



                                                        January 31,         October 31,
                                                          2 0 0 6             2 0 0 5
                                                          -------             -------
                                                        (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Lines of credit                                    $        --           $        --
  Current maturities of long-term debt                   221,300               166,750
  Accounts payable                                       578,793               489,428
  Accrued expenses                                       930,103             1,427,963
  Other liabilities                                      207,994               317,529
  Deferred gain on sale of building-
   current portion                                       125,439               125,439
                                                     -----------           -----------

       Total current liabilities                       2,063,629             2,527,109

Long-term debt:
  Long-term debt, net of current portion               1,304,843             1,396,212
  Deferred gain on sale of building, net
   of current portion                                    804,896               836,255
                                                     -----------           -----------

       Total liabilities                               4,173,368             4,759,576
                                                     -----------           -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value,
   5,000,000 shares authorized,
   0 shares-issued and outstanding                            --                    --
  Common stock, $.0001 par value,
   20,000,000 shares authorized,
   2,909,738 shares issued and
   outstanding                                               291                   291
  Additional paid-in capital                           6,185,207             6,164,387
  Retained earnings                                      690,649               850,625
                                                     -----------           -----------

       Total stockholders' equity                      6,876,147             7,015,303
                                                     -----------           -----------

Total liabilities and stockholders' equity           $11,049,515           $11,774,879
                                                     ===========           ===========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended January 31,
                                         ------------------------------

                                            2 0 0 6          2 0 0 5
                                            -------          -------
                                          (Unaudited)      (Unaudited)


Net revenue                               $3,074,014       $2,652,829

Cost of goods sold                         1,963,479        1,347,672
                                          ----------       ----------

Gross profit                               1,110,535        1,305,157
                                          ----------       ----------

Operating expenses:
  Selling expenses                           349,717          341,424
  General and administrative
   expenses                                1,028,819          805,951
                                          ----------       ----------

Total operating expenses                   1,378,536        1,147,375
                                          ----------       ----------

(Loss) income from operations               (268,001)         157,782

Other income (expense):
Gain on sale/leaseback of building            31,360           31,360
Interest (expense) income, net               (20,204)           2,579
                                          ----------       ----------

(Loss) income before (benefit from)
 provision for income taxes                 (256,845)         191,721

(Benefit from) provision for income
 taxes                                       (96,870)          80,374
                                          ----------       ----------

Net (loss) income                         $ (159,975)      $  111,347
                                          ==========       ==========

Weighted average shares outstanding:
Basic                                      2,909,738        2,715,490
Diluted                                    2,909,738        2,974,518

(Loss) earnings per share:
Basic                                     $     (.05)      $      .04
Diluted                                   $     (.05)      $      .04












See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                         Three Months Ended January 31,
                                         ------------------------------

                                             2 0 0 6          2 0 0 5
                                             -------          -------
                                           (Unaudited)      (Unaudited)


OPERATING ACTIVITIES
Net (loss) income                         $  (159,975)     $   111,347
Adjustments to reconcile net (loss)
  income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization               183,816          159,453
  Deferred income taxes                      (106,200)          59,403
  (Gain) on sale/leaseback of building        (31,360)         (31,360)
Changes in operating assets and
 liabilities:
  Restricted cash                                (949)            (970)
  Accounts receivable                         451,486         (238,998)
  Inventories                                 (31,159)           5,000
  Prepaid expenses and other assets            94,178           49,362
  Other liabilities                          (109,535)               0
  Accounts payable and accrued expenses      (408,495)         (94,710)
                                          -----------      -----------

NET CASH FLOWS (USED IN) PROVIDED
BY OPERATING ACTIVITIES                      (118,193)          18,527
                                          -----------      -----------

INVESTING ACTIVITIES
  Test passage bank and test development     (104,105)        (167,326)
  Acquisition of fixed assets                (275,871)        (100,559)
  Software development costs                  (28,030)              --
  Cash and fees paid to acquire
   stock of subsidiary                             --          (83,000)
                                          -----------      -----------

NET CASH FLOWS USED IN INVESTING
ACTIVITIES                                   (408,006)        (350,885)
                                          -----------      -----------









See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                          Three Months Ended January 31,
                                          ------------------------------

                                             2 0 0 6          2 0 0 5
                                             -------          -------

                                           (Unaudited)      (Unaudited)

FINANCING ACTIVITIES
  Proceeds from the exercise of
   warrants                                        --          155,303
  Proceeds from the exercise of
   employee stock options                          --            4,200
  Stock subscriptions received                     --              920
  Repayment of long-term debt                 (36,819)          (6,896)
                                          -----------      -----------


NET CASH FLOWS (USED IN) PROVIDED
BY FINANCING ACTIVITIES                       (36,819)         153,527

NET CHANGE IN CASH AND TEMPORARY
INVESTMENTS                                  (563,018)        (178,831)

CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                      1,289,630        1,751,487
                                          -----------      -----------

CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                          $   726,612       $1,572,656
                                          ===========       ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the quarter for:

  Interest                                $    26,336       $    6,556
                                          ===========       ==========
  Income taxes                            $    51,218       $    2,354
                                          ===========       ==========

Noncash investing and financing
activities:
  Stock issued in acquisition of
   subsidiary                             $        --       $   39,000
                                          ===========       ==========












See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)




NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

Touchstone Applied Science Associates, Inc. (the "Company") develops, publishes and distributes a proprietary line of tests specifically to meet clients' measurement specifications to elementary and secondary schools, colleges and universities throughout the United States. The remainder of the Company's continuing operations is comprised of Beck Evaluation & Testing Associates, Inc. ("BETA"), Assessment & Evaluation Concepts, Inc. ("AEC") (acquired in January 2005) and Achievement Data, Inc. ("ADI") (acquired in July 2005), companies which design, develop and evaluate assessment needs for schools, school districts and test and textbook publishers throughout the United States.

The Company operates through different subsidiaries, but management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BETA, AEC, and ADI. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying interim condensed consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-QSB for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report filed on Form 10-KSB for the fiscal year ended October 31, 2005.

The results and trends on these interim consolidated financial statements for the three months ended January 31, 2006 and 2005 may not be representative of those for the full fiscal year or any future periods.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Revenue Recognition
-------------------

Revenues from the Company's sales of its proprietary tests, including sales of their related ancillary materials and performance of scoring services are recognized when the Company ships the physical product from its warehouse or when the revenues have been realized or become realizable and have been earned pursuant to Staff Accounting Bulletin No. 104,
"Revenue Recognition". Shipping charges are included in revenue in the accompanying interim condensed consolidated statements of operations. The Company's revenue from the performance of assessment, consulting and psychometric services under long-term contracts are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of total revenue for such period based on the percentage of costs incurred to total estimated costs. In addition, the Company records revenue from software pursuant to the provisions of Statement of Position No. 97-2, "Software Revenue Recognition", and in the Statement of Position No. 98-9, "Modification of SOP 97-2,
Software Revenue Recognition With Respect to Certain
Transactions".


(Loss) earnings per share
-------------------------

(Loss) earnings per share for each of the three months ended January 31, 2006 and 2005 was computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, "Earnings Per Share". The total potential dilutive common shares excluded from this computation, as a result of the stock price exceeding the exercise price, totaled 804,213 and 531,484 in the three months ended January 31, 2006 and 2005, respectively. The reconciliation between basic and diluted average shares outstanding is as follows:


                                 Three Months Ended January 31,
                                 ------------------------------
                                 2 0 0 6                2 0 0 5
                                 -------                -------
                               (Unaudited)            (Unaudited)


Basic weighted average
shares
  Outstanding                   2,909,738              2,715,490
Dilutive effect of
 stock options                         --                257,485
Dilutive effect of
 warrants                              --                  1,543
                                ---------              ---------
Diluted weighted
 average shares
  Outstanding                   2,909,738              2,974,518
                                =========              =========

The dilutive effect of stock options and warrants were not considered for the three months ended January 31, 2006 due to the loss incurred for the period, resulting in an anti-dilutive effect.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
----------------------------------------------------

Recently Issued Accounting Standards Affecting the Company
----------------------------------------------------------

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

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement with the first three month interim period beginning after December 15, 2005. Consequently, the Company will be adopting SFAS No. 123(R) for the three month period ending
April 30, 2006. The adoption of this pronouncement is expected to affect the Company's interim condensed consolidated statements of operations in future periods. The amount of the effect cannot be measured at this time. The Company is currently evaluating the impact of SFAS No. 123(R) on its consolidated financial statements. As the Company currently accounts for share-based compensation using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS No. 123(R) will have an impact on the Company's results of operations in future periods.

NOTE 3 - ACQUISITIONS
---------------------

The following unaudited pro-forma income statement data presents the revenue of the Company had the acquisitions of AEC and ADI occurred at the beginning of the earliest period presented:


                                           Three Months Ended
                                           January 31, 2 0 0 5
                                           -------------------
                                               (Unaudited)


Reported net revenue                          $  2,652,829
AEC (for the period November 1, 2004
  to the date of purchase)                          24,512
ADI (for the three months ended
  January 31, 2005)                                340,994
                                              ------------

                                              $  3,018,335
                                              ============

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 3 - ACQUISITIONS (continued)
---------------------------------

Information in regard to net income (loss) for this period for ADI and AEC is not available but the Company believes it would not be material to the interim condensed consolidated financial statements. The above pro-forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.


NOTE 4 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable consist of the following:
                                                     January 31,     October 31,
                                                        2006             2005
                                                        ----             ----
                                                     (unaudited)

       Billed, net of allowance                      $2,104,879      $2,559,630
       Unbilled (costs in excess of billing)            330,550         327,285
                                                     ----------      ----------
                                                     $2,435,429      $2,886,915
                                                     ==========      ==========

Management expects that the unbilled accounts receivable will be collected; therefore, no allowance for doubtful accounts has been recorded on this balance. Allowances for doubtful accounts at January 31, 2006 and October 31, 2005 are based on prior collection experience and pertain to billed accounts receivable.


NOTE 5 - OTHER LIABILITIES
--------------------------

Other liabilities consist of the following:
                                                     January 31,     October 31,
                                                        2006             2005
                                                        ----             ----
                                                     (unaudited)

       Billings in excess of costs                   $   37,476      $  22,921
       Customer advance                                 170,518        294,608
                                                     ----------      ---------
                                                     $  207,994      $ 317,529
                                                     ==========      =========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE  6 - ACCRUED EXPENSES
--------------------------

Accrued expenses consist of the following:


                                                     January 31,     October 31,
                                                       2 0 0 6         2 0 0 5
                                                       -------         -------
                                                     (Unaudited)

Retirement plans                                     $  144,625      $  262,723
Salary                                                  113,048         174,590
Professional fees                                       184,273         208,828
Royalties                                                 6,128          12,571
Outside Service                                         118,169         212,024
Rent                                                     99,372          93,084
Purchases                                                69,438          93,405
Consulting                                               99,853         128,573
Other                                                    95,197         242,165
                                                     ----------       ---------

                                                     $  930,103      $1,427,963
                                                     ==========      ==========


NOTE 7 -STOCK-BASED COMPENSATION
--------------------------------

The Company has a 2000 Stock Option Plan which is described more fully in Note 11 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005. The Company currently accounts for this plan using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is included in net (loss) income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.
The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation". In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), "Share-Based Payment" which replaced SFAS 123 and supersedes APB Opinion No.
25. Refer to Note 2 to the interim condensed consolidated financial statements for additional information.


                                                  Three Months Ended January 31,
                                                  ------------------------------
                                                     2 0 0 6         2 0 0 5
                                                     -------         -------
                                                   (Unaudited)     (Unaudited)

Net (loss) income as reported                      $ (159,975)     $  111,347
Effect of stock options, net of tax                    95,798          35,988
                                                   ----------      ----------

Proforma net (loss) income                         $ (255,773)     $   75,359
                                                   ==========      ==========

Historic basic (loss) earnings per share           $     (.05)     $      .04
Historic diluted (loss) earnings per share         $     (.05)     $      .04
Proforma basic (loss) earnings per share           $     (.09)     $      .03
Proforma diluted (loss) earnings per share         $     (.09)     $      .03

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 7 -STOCK-BASED COMPENSATION (continued)
--------------------------------------------

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended January 31, 2005: expected volatility of 121%; risk free interest rate of 4.23%; and expected lives of 10 years. There were no options granted during the quarter ended January 31, 2006.

In January 2005, the Company granted options to purchase 56,000 shares of the Company's Common Stock pursuant to the 2000 Stock Option Plan at an exercise price of $3.15 per share. Also in January 2005, the Company granted options to purchase an aggregate of 50,000 shares of the Company's Common Stock pursuant to the 2000 Stock Option Plan to the two officers of AEC pursuant to employment agreements. In February 2005, options to purchase 40,000 shares of the Company's Common Stock were granted pursuant to the 2000 Stock Option Plan on the date of the closing exercisable at $3.10 per share, the fair market value on that date. In June 2005, the Company granted options to purchase 10,000 shares of the Company's common stock at an exercise price of $3.79 per share. In July 2005, the Company granted options to purchase an aggregate of 60,000 shares of the Company's common stock at an exercise price of $3.75 to two of the officers of ADI pursuant to employment agreements.

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

Date: March 17, 2006