Form 10QSB
period 2006-04-30
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2006-06-14
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended April 30, 2006

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

Yes___X___	No ________

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes________	No ____X___


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

Yes________ No_________


               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 13, 2006: 2,913,738 shares of Common Stock, par value
$0.0001 per share.


Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                              PART I

                      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            The financial statements for the Company's fiscal quarter ended April 30, 2006 are attached to this Quarterly
Report, commencing at page F-1.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005 ("Fiscal 2005"), which may cause actual results to differ materially from those described.

COMPANY BACKGROUND

            Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market. The Company's custom assessment unit ("BETA") provides custom test design and consulting services for state testing programs generally as well as those necessary to comply with NCLB. Revenues were $11.2 million for the fiscal year ended October 31, 2004 ("Fiscal 2004"), and $11.7 million for the fiscal year ended October 31, 2005 ("Fiscal 2005"). Over the past ten years, assessment revenues have increased from $2.1 million to $11.7 million, representing a compounded annual growth rate of approximately 15%.

            The Company has recently completed three acquisitions which have greatly expanded the types of services that the Company can offer to its clients and prospective clients in the assessment marketplace. In January 2005, the Company acquired all of the outstanding stock of Assessment and Evaluation Concepts Inc. ("AEC"), a firm with experience and relationships in the educational assessment field which complement the Company's experience and relationships. On July 1, 2005, the Company completed the acquisition of all of the outstanding stock of Achievement Data, Inc. ("ADI"). ADI provides on-line testing capabilities to state testing programs and also offers an electronic testing engine. Effective as of June 1, 2006, the Company acquired all of the outstanding stock of Questar Educational Systems, Inc. ("Questar"). Questar provides test delivery, scoring and score analysis capabilities to state testing programs.

RESULTS OF OPERATIONS

            The following table compares the revenues for the product and custom assessment units for the six-month period and second quarter ended April 30, 2006 versus the six-month period and second quarter ended April 30, 2005.


                          RESULTS OF OPERATIONS FOR THE
                    SIX-MONTH PERIOD AND SECOND FISCAL QUARTER
                   ENDED ON APRIL 30, 2006 AND ON APRIL 30, 2005

                               Six Months                         Three Months
                             Ended April 30,                     Ended April 30,
                             ---------------                     ---------------

                                                    %                                    %
                           2006         2005      Change        2006         2005      Change
                           ----         ----      ------        ----         ----      ------
                             (in thousands                      (in thousands
                              of dollars)                        of dollars)

Proprietary
Products and
Services Revenues        $1,997.4     $1,752.9      13.9      $1,053.6     $1,012.7      4.0

Custom Testing
Services Revenues        $4,558.3     $3,280.2      39.0      $2,428.1     $1,367.6     77.5
                         --------     --------                --------     --------

Total Revenues
from Assessment
Products and Services    $6,555.7     $5,033.1      30.3      $3,481.7     $2,380.3     46.3
                         ========     ========                ========     ========



            The following are selected ratios as a percentage of revenues on the Company's financial statements:

                                        Six Months           Three Months
                                      Ended April 30,       Ended April 30,
                                      ---------------       ---------------

                                      2006       2005       2006       2005
                                      ----       ----       ----       ----
                                      (in percentages)      (in percentages)

Revenues                              100%       100%       100%       100%
                                      ----       ----       ----       ----

        Gross Profit                   35         53         35         57

Operating Expense:

        Selling Expense                14         15         16         17

        General & Administrative       31         32         31         33

(Loss) Income from Operations         (10)         6        (12)         7

        Other Income (Expense)         --          1          1          1

(Loss) Income Before
Tax (Benefit) Provision               (10)         7        (11)         8

Income Tax (Benefit)
Provision                              (4)         3         (4)         4

Net (Loss) Income                      (6)         4         (7)         4


            REVENUES.  Net Revenues for the six-month period ended
            --------
April 30, 2006 (the "current period") increased by 30.3% or $1,522,605 to $6,555,717 as compared to net revenues of $5,033,112 in the six months ended April 30, 2005 (the
"comparable period"). Net revenues for the three-month period ended April 30, 2006 (the "current quarter") increased by 46.3%, or $1,101,420, to $3,481,703 as compared to $2,380,283 in the three-month period ended April 30, 2005 (the "comparable quarter").

            Revenues from assessment products and services through the Company's proprietary tests unit increased by 13.9%, or $244,495, during the current period from $1,752,863 in the comparable period to $1,997,358 in the current period. Revenues from assessment products and services through the Company's proprietary tests unit for the current quarter increased by 4%, or $40,911 from $1,012,671 in the comparable quarter to $1,053,582 in the current quarter.

            Revenues from custom assessment and services increased by 39.0%, or $1,278,110, to $4,558,359 in the current period from $3,280,249 in the comparable period. Revenues from custom assessment and services for the current quarter increased by 78%, or $1,060,508, from $1,367,613 in the comparable quarter to $2,428,121 in the current quarter.

            The results for the first six months of Fiscal 2006 show that the Company is beginning to earn revenues from non-traditional sources of business. For example, the Company's assessment products unit is now providing operational support for the Idaho ESL and Indiana Core 40 programs being run by the Company's proprietary assessment unit. The increased revenues in the custom assessment and services unit are due to the increased activity resulting from the combined strength and breadth of services provided by BETA and AEC together, as well as revenues attributed to ADI which the Company acquired in July 2005.

            COST OF GOODS SOLD.  Cost of goods sold for the
            ------------------
current period increased by $1,856,271, or by 78%, from $2,376,321 in the comparable period to $4,232,592 in the current period. Cost of goods is now 65% of revenues in the current period versus 47% of revenues in the comparable period.

            Cost of goods sold for the current quarter increased by 121%, or $1,240,464, from $1,028,649 in the comparable quarter to $2,269,113 in the current quarter. Cost of goods is 65% in the current quarter versus 43% in the comparable quarter. The increase can be attributed to the higher start-up costs associated with large operation contracts. The Company, as a whole, is bidding on larger administration contracts that traditionally have lower margins, but higher revenues and gross margin dollars. As we undertake such large contracts, we have encountered higher start-up costs than we have traditionally seen. While the start-up costs associated with the large contracts may be unique for each such contract, management expects that the Company will be able to utilize its experiences to make the start-up processes for future contracts more efficient.

            GROSS PROFIT.  For the current period, gross profit
            ------------
decreased by 13%, or $333,666, from $2,656,791 in the comparable period to $2,323,125 in the current period. The gross profit margin is 35% in the current period versus 53% in the comparable period.

            Gross profit for the current quarter decreased by 10%, or $139,044, from $1,351,634 in the comparable quarter to $1,212,590 in the current quarter. The gross profit margin is now 35% in the current quarter versus 57% in the comparable quarter.

            SELLING EXPENSE.  Selling expense for the current
            ---------------
period increased by 20%, or $146,818, from $746,134 in the comparable period to $892,952 in the current period. Selling expense is now 14% of revenues in the current period versus 15% in the comparable period.

            Selling expense for the current quarter increased by 34%, or $138,525, from $404,710 in the comparable quarter to $543,235 in the current quarter. Selling expense is now 16% of revenues in the current quarter versus 17% in the comparable quarter.

            The increase in selling expense is due to the Company's decision to invest in marketing and sales personnel in anticipation of its acquisition of Questar, subsequently completed as of June 1, 2006. The marketing and sales organization will be a corporate resource for TASA and all of its subsidiaries.
Because the sales process has a long lead-time, management determined that it was necessary to expand the sales force now with the anticipation that future revenues attributable to an expanded sales force will exceed the future costs associated with such sales force.

            GENERAL AND ADMINISTRATIVE EXPENSES.  General and
            -----------------------------------
administrative expenses for the current period increased by $510,300, or 32%, and are now $2,104,823 in the current period versus $1,594,523 in the comparable period. General and administrative expenses are now 31% of revenues versus 32% in the comparable period.

            General and administrative expenses increased by $287,432 in the current quarter, or 36%, and are now $1,076,004 in the current quarter versus $788,572 in the comparable quarter. An amount of $86,585 of the increase relates to the expensing of employee stock option compensation attributable to options that were granted between February 1, 2005 and April 30, 2006, as required by accounting policies recently adopted by the Company. More than half of the increase in general and administrative expenses in the current quarter is attributable to a combination of both the expensing of employee stock option compensation and the general and administrative expenses due to ADI which was acquired by the Company on July 1, 2005 (approximately $171,000). Approximately 60% of the increase in general and administrative expenses for the current period is attributable to both the expensing of employee stock option compensation and the general and administrative expenses due to ADI and AEC, which were acquired in Fiscal 2005 (approximately $288,000).

            EBITDA.  EBITDA represents net (loss) income before
            ------
the non-cash charges for interest, taxes, depreciation and amortization. We present EBITDA because we consider such information an important supplemental measure of our performance. We believe EBITDA facilitates comparisons of the Company to its competitors and other similarly situated companies and comparisons of the Company's results over time.
The calculation of EBITDA excludes differences unrelated to operating performance, such as variations in capital structures (affecting interest expense), taxation (tax attributes may vary based on time and historical results rather than current operations), and the age and mix of tangible and intangible assets (affecting depreciation and amortization expense required by GAAP). In addition, we are presenting "Adjusted EBITDA" which excludes the effects of the grant of employee stock options during the period, which are now required to be expensed on the Company's financial statements.

            EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported (loss) income from operations to EBITDA and Adjusted EBITDA.

                                                 EBITDA

                                Six Months Ended          Three Months Ended
                                    April 30,                   April 30,
                                 2006       2005            2006        2005
                                 ----       ----            ----        ----


(Loss) Income
from operations              $(674,650)  $ 316,134      $(406,649)    $ 158,352

Depreciation &
amortization                   378,053     321,169        194,237       161,716
                             ---------   ---------      ---------     ---------

EBITDA                        (296,597)    637,303       (212,412)      320,068

Stock options
compensation expense            86,585          --         86,585            --
                             ---------   ---------      ---------     ---------

Adjusted EBITDA              $(210,012)  $ 637,303      $(125,827)    $ 320,068



            OTHER INCOME (EXPENSE).  The Company had other income
            ----------------------
of $20,458 in the current period versus $66,634 for the comparable period. For the current quarter, the Company had other income of $9,302 versus $32,695 in the comparable quarter. Other income includes the quarterly recognition of the gain on the sale/leaseback of the Company's headquarters building which occurred in July 2003, as well as interest income during the period and quarter, respectively.

            NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE.  For
            -----------------------------------------------
the current period, the Company's net income decreased by 289%, or $628,091, from net income of $217,238 in the comparable period to a net loss of ($410,853) in the current period.

            For the current quarter, the Company's net income decreased by 337%, or $(356,769). Net (loss) was $(250,878) in the current quarter versus net income of $105,891 in the comparable quarter.

            For the current period, the Company had a net loss of $(0.14) per share versus net income of $0.07 per diluted share in the comparable period. For the current quarter, the Company had a net loss of ($0.09) per share versus net income of $0.04 per diluted share in the comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

            WORKING CAPITAL.  Working capital decreased by
            ---------------
$1,101,008 during the current period from $3,106,382 at October 31, 2005 to $2,005,374 at April 30, 2006. This decrease resulted primarily from an increase in operating expenses during the current period. The ratio of current assets to current liabilities decreased in the current period compared to the end of Fiscal 2005: 2.23 to 1.0 at October 31, 2005 and 1.61 to 1.0
at April 30, 2006. This decrease was primarily the result of the acquisition of fixed assets and the incurrence of test development costs, and increased borrowings under the Company's line of credit.

            CASH FLOW FROM OPERATING ACTIVITIES.  During the
            -----------------------------------
current period, the Company had net cash used in operating activities of $925,733, as compared to net cash of $438,933 provided by operating activities in the comparable period. The decrease in cash provided by operating activities resulted primarily from decreased net operating income and an increase in accounts receivable as partially offset by increases in accounts payable and accrued expenses.

            CASH FLOW FROM INVESTING ACTIVITIES.  During the
            -----------------------------------
current period, the Company had net cash used in investing activities of $673,575, as compared to $617,552 in the comparable period. The cash used in both periods results primarily from the acquisition of fixed assets and test development costs. In addition, the Company incurred $83,000 in fees during the comparable period related to the acquisition of AEC.

            CASH FLOW FROM FINANCING ACTIVITIES.  The Company had
            -----------------------------------
net cash provided by financing activities of $654,321 for the current period as compared to $242,589 for the comparable period. The cash provided in the current period relates primarily to borrowings on the Company's line of credit. The cash provided during the comparable period relates primarily from the exercise of warrants and proceeds from long-term debt.

            During the current period, options to purchase 4,000 shares of the Company's Common Stock were exercised resulting in aggregate proceeds to the Company of $2,600. During the current period, pursuant to the 2000 Stock Incentive Plan, options to purchase an aggregate of 7,500 shares of the Company's Common Stock were granted to employees of the Company at an exercise price of $2.85 per share. The options granted this year become exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

            During the current period, pursuant to the Directors Stock Option Plan, options to purchase an aggregate of 12,500 shares of the Company's Common Stock were granted to the non-management directors at an exercise price of $2.96 per share. These options become exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

            Long-term debt, operating leases and other long-term obligations as of April 30, 2006 mature as follows:


                                                           Payments due
                                                           ------------
                           -------------------------------------------------------------------------
Obligations                       Total       Less Than                                    More Than
-----------                                    1 Year        1-3 Years      4-5 Years       5 Years
                           -------------------------------------------------------------------------

Long-term debt                 $1,514,683    $  275,272     $  641,764      $ 551,330      $ 46,317

Operating leases                2,850,882       443,212        780,631        751,095       875,944

Other long-term
obligations (1)                 2,750,166     1,325,764      1,424,402             --            --
                               ----------    ----------     ----------      ---------      --------

TOTAL OBLIGATIONS              $7,115,731    $2,044,248     $2,846,797      $1,302,425     $ 922,261
                               ==========    ==========     ==========      ==========      ========

(1) Relate to employment contracts in effect at the end of the current period.



SUBSEQUENT EVENTS

            The Company filed a Current Report on Form 8-K on June 6, 2006 reporting the acquisition of Questar Educational
Systems, Inc.

            Effective as of June 1, 2006, the Company acquired all of the outstanding stock of Questar. Questar provides test delivery, scoring and score analysis capabilities to state testing programs and also provides test material development. The total consideration paid by the Company at closing for the Questar stock was $20,000,000, consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Convertible Preferred Stock of the Company
("Series A-2 Preferred Stock") (valued at $1,000,000, based on a price of $4.50 per share) and $4,000,000 in a subordinated promissory note issued for the benefit of the eight selling shareholders of Questar. The Company has also agreed to pay additional consideration in 2010 if Questar achieves certain revenue goals during the three fiscal years ending October 31, 2007, 2008 and 2009. The maximum contingent earnout payment is $12,500,000, of which up to $10,000,000 shall be paid half in cash and half in shares of Series A-2 Convertible Preferred
Stock (valued on the closing date at $4.50 per share), and $2,500,000 shall be paid, at the election of the Company, in cash or in additional shares of Series A-2 Convertible Preferred
Stock, valued at fair market value at the time of issuance, or any combination thereof. The Company received a fairness opinion from Signal Hill Capital Group, LLC ("Signal Hill"), with respect to the fair market value of the shares issued.

            In connection with the acquisition of Questar, the Company entered into an escrow agreement (the "Escrow Agreement") with the former shareholders of Questar pursuant to which the Company placed 1,111,111 shares of Series A-2 Convertible Preferred Stock in an escrow account pending release according to certain earn-out provisions in the Stock Purchase Agreement. While in escrow, such shares do not have voting or dividend rights.

            The Company financed the acquisition of Questar through senior debt and a private equity investment. The
Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 and had issued on its behalf a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit. The Loan Agreement contains ongoing financial covenants on a quarterly basis. The term loan is interest-only for the first six months of the loan, and then is payable in fifty-four equal monthly installments of principal and interest on a five-year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD
LIBOR BBA rate and the Company is paying Banknorth a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan. The term loan balloons on May 30, 2011.
Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of Questar. The proceeds from the loans were used to pay a portion of the purchase price for the stock of Questar, to pay closing costs for the transaction, to refinance $1,200,000 of indebtedness of the Company, and for working capital.

            The Company also entered into a securities purchase agreement (the "Series A Convertible Preferred Stock Purchase Agreement") with Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. (collectively, the "Investors"), pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") (valued at $7,500,000, based on a price of $4.50 per share). The proceeds from the sale of stock were used to pay a portion of the purchase price for the stock of Questar and closing costs for the transaction, with the balance being retained by the Company for working capital. Two members of the Company's Board of Directors, Donald W. Hughes and David L. Warnock, are also principals of each of the Investors.

            In connection with the sale of shares of Series A-1 Preferred Stock to the Investors, the Company entered into a voting agreement (the "Voting Agreement") with the Investors pursuant to which the Company has agreed that so long as the Investors own at least 833,333 shares of Series A-1 Convertible Preferred Stock or the equivalent number of shares of Common Stock of the Company if converted, the Investors shall have the right to nominate up to three members of the Board of Directors of the Company. As of the date of this Report, the Investors have nominated David L. Warnock, and Donald W. Hughes as two of the members of the Board of Directors they are permitted to nominate. Messrs. Warnock and Hughes are incumbent directors on the Board. The Investors have not yet named the third director nominee to which they are entitled.

            Pursuant to the Voting Agreement, certain executive officers who are stockholders of the Company have agreed that, so long as the Investors own at least 833,333 shares of Series A-1 Preferred Stock of the Company or the equivalent shares of Common Stock of the Company if converted, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Investors. In addition, at each meeting of stockholders for the purpose of electing directors, the Investors have agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

            The Company entered into an investor rights agreement (the "Investor Rights Agreement") with the Investors pursuant to which the Company has granted the Investors rights to register under the Securities Act of 1933, as amended (the "Act"), the shares of Common Stock into which the Series A-1 Preferred Stock is convertible in accordance with provisions of the Investor Rights Agreement and the Amended Certificate of Designations of Series A Convertible Preferred Stock (the "Certificate of Designations").

            In connection with the acquisition of Questar, the Company entered into an investor rights agreement with certain former shareholders of Questar pursuant to which the Company has granted to such persons rights to register under the Act the shares of Common Stock into which the Series A-2 Preferred Stock is convertible.

            The Company has entered into employment agreements for an initial twenty-four month term with certain members of the management of Questar. Such employment agreements with the Questar management team include non-competition covenants and proprietary rights agreements.

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

            The Company believes the following critical accounting policies, among others, may be impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements:

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

            * Goodwill and other intangible assets are deemed to have indefinite lives and are no longer amortized but are subject to annual impairment tests. If an impairment exists, it would be necessary to record an impairment expense, resulting in a reduction in income.

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

            * Effective February 1, 2006, the Company's 2000 Stock Incentive Plan (the "Plan") is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS No. 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

            Prior to February 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

            While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS No. 123 had been applied. In December 2002, FAS No.
148, Accounting for Stock-Based Compensation-Transition and
Disclosure, an amendment of FAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to February 1, 2006.

            In adopting FAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS No.
123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS
No. 123.

            As a result of the adoption of FAS No. 123(R), the Company's results for the three-month period ended
April 30, 2006 include stock option compensation expense totaling $86,585. Such amount has been included in the Consolidated Statements of Operations within general and administrative expenses. The Company recognized related tax benefits associated with share-based compensation arrangements totaling approximately $35,000 during the three-month period ended April 30, 2006. The impact of the adoption is a reduction of net income before tax and after tax for the three months ended April 30, 2006 of $86,585 and $51,585, respectively. In addition, basic and diluted
(loss) per share is increased by approximately $(0.02).
There was no impact on cash flows from operations and cash flows from financing activities. Stock option compensation expense calculated and disclosed under APB No. 25 in the Notes to the Consolidated Statements of Operations for the three months ended April 30, 2005 totaled $108,942.

            Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by the amount the estimated fair value of options forfeited as indicated in FAS No. 123(R) since the forfeiture rate based upon historical data was determined to be immaterial.

ITEM 3.     CONTROLS AND PROCEDURES

            (a) Evaluation of the Company's Disclosure Controls and Procedures. As of the end of the most recent fiscal quarter covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Evaluation") was done under the supervision and with the participation of management, including Mr. Andrew Simon, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in each periodic report filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company present the conclusion about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Evaluation.

            Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including Mr. Simon as CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

            The Company has recently identified a qualified CFO candidate who has accepted the Company's offer of employment. The Company anticipates that the new CFO will commence employment during the third quarter of Fiscal 2006. The Company currently expects that the addition of the new CFO and the commitment of additional resources to internal controls and disclosure controls will ameliorate, if not eliminate, the material weakness previously identified and discussed above.

            (b) Changes in Internal Controls. There were no changes in the Company's Internal Controls in the Company's fiscal quarter covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, the Company's Internal Controls.

                                   PART II

                              OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            None.

ITEM 1A.    RISK FACTORS.

            None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            See the discussion in Item 2 of Part I of this Quarterly Report, which is incorporated herein by reference.

            Upon the acquisition of Questar, the Company (a) issued to the selling shareholders of Questar, 222,222 shares of Series A-2 Preferred Stock (valued at $4.50 per share), as part payment of the purchase price at closing and (b) delivered to the escrow agent, 1,111,111 shares of the Series A-2 Preferred Stock (valued at $4.50 per share), which will be deemed earned by, and will be released to, the former shareholders of Questar if revenue goals over the earnout period of the three fiscal years ending October 31, 2007, 2008 and 2009, are met. The issuance and sale of the Series A-2 Preferred Stock did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act. With respect to the 222,222 shares of Series A-2 Preferred Stock issued as part payment of the purchase price at closing, the Company has agreed to include such shares of Common Stock underlying the Series A-2 Preferred Stock in a registration statement if, and when, filed by the Company, upon demand of the Investors, at any time following one year after the issuance date of the Series A-1 Preferred Stock. With respect to the escrowed shares, the Company has agreed to file a registration statement under the Act for the shares of Common Stock into which the Series A-2 Preferred Stock will be convertible, upon demand of the former shareholders of Questar following the release, if any, of the escrowed shares, or to include such shares of Common Stock in a registration statement if, and when, filed by the Company with respect to the shares of Common Stock beneficially owned by the Investors.

            The Company issued 1,666,667 shares of the Series A-1 Preferred Stock to the Investors, in a transaction not involving a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act. The Company has agreed to file a registration statement under the Act with respect to the shares of Common Stock underlying the Series A-1 Preferred
Stock, upon demand of the Investors, at any time following one year after the issuance date of the Series A-1 Preferred Stock, in accordance with the Investor Rights Agreement.

            Initially, the shares of Series A-1 Preferred Stock and the Series A-2 Preferred Sock are convertible into shares of Common Stock on a one-for-one basis. The conversion rate is subject to anti-dilution adjustments set forth in the Certificate of Designations. For the first three years after the issuance, neither Series A-1 Preferred Stock nor Series A-2 Preferred Stock will accrue dividends. Thereafter, dividends will accrue at the rate of 8% per annum, payable in cash or additional shares of Series A Preferred Stock, at the election of the Company; provided, however, that no shares of Series A-2 Preferred Stock which have been placed in escrow will accrue any dividends until, and after the time when, the escrowed shares of Series A-2 Preferred Stock are released to the selling shareholders of Questar in accordance with the Escrow Agreement.

            Each share of Series A-1 Preferred Stock is entitled to cast one vote per each share of Common Stock into which such share of Series A-1 Preferred Stock is convertible as of the record date for a stockholder vote. Each share of Series A-2 Preferred Stock that has been issued to the selling shareholders of Questar on the closing date is entitled to cast one vote per each share of Common Stock into which such share of Series A-2 Preferred Stock is convertible as of the record date for a stockholder vote. The shares of Series A-2 Preferred Stock that are held in escrow pending release if the earnout hurdles are satisfied, will not be entitled to vote so long as such shares remain in escrow. The shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock which are entitled to vote shall vote together with the Common Stock as a single class.

            Upon the acquisition of Questar, the Company issued to Signal Hill a five-year warrant to purchase up to 50,000 shares of the Company's Common Stock, at an exercise price of $4.50 per share. The warrant was issued as part of the consideration paid to Signal Hill for its role as the Company's investment banker and financial advisor in the acquisition of Questar and the financing thereof. Neither the warrant nor the underlying shares of Common Stock have been registered under the Act, in reliance upon the exemption from registration pursuant to
Section 4(2) of the Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Company held its annual meeting of stockholders on April 27, 2006. At the meeting the stockholders took the following actions:

            (a) The proposal to elect Michael D. Beck as a director of the Company was approved by a vote of 2,676,214 votes in favor of his election, with 5,925 votes withheld and no abstentions or broker non-votes, representing a vote of 99.8% of the votes present cast in favor of the election of Mr. Beck.

            (b) The proposal to elect Steven R. Berger as a director of the Company was approved by a vote of 2,672,714 votes in favor of his election, with 9,425 votes withheld and no abstentions or broker non-votes, representing a vote of 99.6% of the votes present cast in favor of the election of Mr. Berger.

            (c) The proposal to elect Donald W. Hughes as a director of the Company was approved by a vote of 2,675,214 votes in favor of his election, with 6,925 votes withheld and no abstentions or broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the election of Mr. Hughes.

            (d) The proposal to elect Chris L. Nguyen as a director of the Company was approved by a vote of 2,672,714 votes in favor of his election, with 9,425 votes withheld and no abstentions or broker non-votes, representing a vote of 99.6% of the votes present cast in favor of the election of Mr. Nguyen.

            (e) The proposal to elect Andrew L. Simon as a director of the Company was approved by a vote of 2,675,214 votes in favor of his election, with 6,925 votes withheld and no abstentions or broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the election of Mr. Simon.

            (f) The proposal to elect Linda G. Straley as a director of the Company was approved by a vote of 2,675,714 votes in favor of her election, with 6,425 votes withheld and no abstentions or broker non-votes, representing a vote of 99.8% of the votes present cast in favor of the election of Ms. Straley.

            (g) The proposal to elect Thomas G. Struzzieri as a director of the Company was approved by a vote of 2,675,214 votes in favor of his election, with 6,925 votes withheld and no abstentions or broker non-votes, representing a vote of 99.7% of the votes present cast in favor of the election of Mr. Struzzieri.

            (h) The proposal to elect David L. Warnock as a director of the Company was approved by a vote of 2,676,214 votes in favor of his election, with 5,925 votes withheld and no abstentions or broker non-votes, representing a vote of 99.8% of the votes present cast in favor of the election of Mr. Warnock.

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS.

            (a) The following Exhibits are filed as part of this Quarterly Report:

          3.1 Amended Certificate of Designations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on May 25, 2006 (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

          4.1 Voting Agreement, dated as of May 31, 2006, by and among Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P. and Touchstone Applied Science Associates, Inc. (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

          4.2     Investor Rights Agreement, dated as of May
                  31, 2006, by and among Camden Partners
                  Strategic Fund III, L.P., Camden Partners
                  Strategic Fund III-A, L.P. and Touchstone
                  Applied Science Associates,
                  Inc.(incorporated herein by reference to the exhibit contained in the Company's
                  Current Report on Form 8-K filed on June 6, 2006).

          4.3 Questar Investor Rights Agreement, dated as of May 31, 2006, by and among John Adams, David Ihle, Theodore Naegeli, Terry Appleman, Mark Budde, MaJeana Hallstrom, Greg Lindstrom and Susan Trent, and Touchstone Applied Science Associates, Inc. (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

          4.4 Warrant Certificate issued to Signal Hill Capital Group, LLC, dated May 31, 2006 (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

         10.1 Stock Purchase Agreement, dated as of May 31, 2006, by and among John Adams, David Ihle, Theodore Naegeli, Terry Appleman, Mark Budde, MaJeana Hallstrom, Greg Lindstrom and Susan Trent, and Touchstone Applied Science Associates, Inc. (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

         10.2 Subordinated Note, dated May 31, 2006, issued by Touchstone Applied Science Associates, Inc. to Questar Data Systems, Inc., as paying agent for the selling shareholders of Questar Educational Systems, Inc. (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

         10.3 Escrow Agreement, dated as of May 31, 2006, by and among John Adams, David Ihle, Theodore Naegeli, Terry Appleman, Mark Budde, MaJeana Hallstrom, Greg Lindstrom, Susan Trent, and Rider, Weiner & Frankel, P.C. and Touchstone Applied Science Associates, Inc. (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

         10.4 Loan Agreement, dated as of May 31, 2006, by and among Touchstone Applied Science Associates, Inc., Questar Educational Systems, Inc. and TD Banknorth, N.A. (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

         10.5 Security Agreement, dated as of May 31, 2006, between Touchstone Applied Science Associates, Inc. and TD Banknorth, N.A. (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

         10.6 Security Agreement, dated as of May 31, 2006, between Questar Educational Systems, Inc. and TD Banknorth, N.A. (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

         10.7 Series A Convertible Preferred Stock Purchase Agreement, dated as of May 31, 2006, by and among Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P. and Touchstone Applied Science Associates, Inc. (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

         21 Subsidiaries of the Company (incorporated herein by reference to the exhibit contained in the Company's Current Report on Form 8-K filed on June 6, 2006).

         31       Certification pursuant to 18 USC Section
                  1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

         32       Certification pursuant to 18 USC Section
                  1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1     Press Release dated June 1, 2006
                  (incorporated herein by reference to the exhibit contained in the Company's Current
                  Report on Form 8-K filed on June 1, 2006).

              TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

         Index to Consolidated Financial Statements (Unaudited) for the Fiscal Quarter Ended April 30, 2006

Index                                                          F-1

Consolidated Balance Sheets as of April 30, 2006               F-2
  (unaudited) and October 31, 2005

Consolidated Statements of Operations for the six              F-4
  months and three months ended April 30, 2006
  (Unaudited) and April 30, 2005 (Unaudited)

Consolidated Statements of Cash Flows for the six              F-5
  months ended April 30, 2006 (Unaudited) and April
  30, 2005 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)         F-7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS



<CAPTION

                                                        April 30,           October 31,
                                                         2 0 0 6              2 0 0 5
                                                         -------              -------
                                                       (Unaudited)

ASSETS
------
Current assets:
  Cash and temporary investments                        $  344,643           $ 1,289,630
  Accounts receivable, net of allowance for
   doubtful accounts of $2,683                           3,411,974             2,886,915
  Inventories                                              495,680               467,762
  Prepaid expenses and other current assets                434,499               397,420
  Restricted cash                                           32,540                20,347
  Deferred income taxes                                    571,417               571,417
                                                        ----------           -----------

      Total current assets                               5,290,753             5,633,491

Property, plant and equipment - net of
  accumulated depreciation of $607,480 and
  $488,863, respectively                                   924,124               675,999

Other assets:
  Test passage bank and test development,
    net of accumulated amortization of
    $3,798,118 and $3,579,751, respectively              2,810,675             2,750,239
  Goodwill                                               1,969,542             1,969,542
  Deferred income taxes                                    759,554               492,677
  Other assets                                             240,788               252,931
                                                        ----------           -----------

      Total assets                                     $11,995,436           $11,774,879
                                                       ===========           ===========










See notes to consolidated financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                        April 30,           October 31,
                                                         2 0 0 6              2 0 0 5
                                                         -------              -------
                                                       (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Line of credit                                       $   700,000         $        --
  Current maturities of long-term debt                     274,744             166,750
  Accounts payable                                         823,966             489,428
  Accrued expenses                                       1,194,501           1,427,963
  Other liabilities                                        166,729             317,529
  Deferred gain on sale of building -
    current portion                                        125,439             125,439
                                                        ----------          ----------

      Total current liabilities                          3,285,379           2,527,109


Long-term debt
  Long-term debt, net of current portion                 1,239,939           1,396,212
  Deferred gain on sale of building, net
    of current portion                                     773,536             836,255
                                                        ----------          ----------


      Total liabilities                                  5,298,854           4,759,576
                                                        ----------          ----------


Commitments and contingencies


Stockholders' equity:
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized, -0- shares-
    issued and outstanding                                      --                  --
  Common stock, $.0001 par value,
    20,000,000 shares authorized,
    2,913,738 and 2,909,738
    shares issued and outstanding,
    respectively                                               291                 291
  Additional paid-in capital                             6,256,519           6,164,387
  Retained earnings                                        439,772             850,625
                                                        ----------          ----------


      Total stockholders' equity                         6,696,582           7,015,303
                                                        ----------          ----------


Total liabilities and stockholders' equity             $11,995,436         $11,774,879
                                                       ===========         ===========


See notes to consolidated financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Six Months Ended               Three Months Ended
                                                           April 30,                       April 30,
                                                       ----------------               ------------------
                                                   2 0 0 6         2 0 0 5        2 0 0 6          2 0 0 5
                                                   -------         -------        -------          -------

                                                 (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)

Net revenue                                      $6,555,717      $5,033,112     $3,481,703       $2,380,283

Cost of goods sold                                4,232,592       2,376,321      2,269,113        1,028,649
                                                 ----------      ----------     ----------       ----------

Gross profit                                      2,323,125       2,656,791      1,212,590        1,351,634
                                                 ----------      ----------     ----------       ----------

Operating expenses:
  Selling expenses                                  892,952         746,134        543,235          404,710
  General and administrative expenses             2,104,823       1,594,523      1,076,004          788,572
                                                 ----------      ----------     ----------       ----------

Total operating expenses                          2,997,775       2,340,657      1,619,239        1,193,282
                                                 ----------      ----------     ----------       ----------

(Loss) income from operations                      (674,650)        316,134       (406,649)         158,352

Other income (expense):
  Gain on sale/leaseback of building                 62,720          62,720         31,360           31,360
  Interest (expense) income, net                    (42,262)          3,914        (22,058)           1,335
                                                 ----------      ----------     ----------       ----------

(Loss) income before (benefit from)
provision for income taxes                         (654,192)        382,768       (397,347)         191,047

(Benefit from) provision for income taxes          (243,339)        165,530       (146,469)          85,156
                                                 ----------      ----------     ----------       ----------

Net (loss) income                                $ (410,853)     $  217,238     $ (250,878)      $  105,891
                                                 ==========      ==========     ==========       ==========

Weighted average shares outstanding:
Basic                                             2,911,351       2,747,813      2,913,018        2,780,875
Diluted                                           2,911,351       2,943,456      2,913,018        2,976,518


Basic (loss) earnings per share              $         (.14)    $      0.08      $    (.09)      $     0.04
Diluted (loss) earnings per share            $         (.14)    $      0.07      $    (.09)      $     0.04



See notes to consolidated financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                  Six Months Ended April 30,
                                                  --------------------------
                                                    2006              2005
                                                    ----              ----
                                                 (Unaudited)       (Unaudited)


OPERATING ACTIVITIES
Net (loss) income                                $(410,853)        $  217,238
Adjustments to reconcile net (loss)
 income to net cash (used in) provided
 by operating activities:
 Depreciation and amortization                     378,053            321,169
 Deferred income taxes                            (266,876)           181,634
 (Gain) on sale/leaseback of building              (62,720)           (62,720)
 Stock option compensation expense                  86,585                 --
Changes in operating assets and liabilities:
 Accounts receivable                              (525,059)            52,416
 Inventories                                       (27,918)           (35,989)
 Restricted cash                                   (12,193)           (11,014)
 Prepaid expenses and other current assets         (35,028)          (269,682)
 Other liabilities                                (150,800)           466,751
 Accounts payable and accrued expenses             101,076           (420,870)
                                                 ---------          ---------


NET CASH FLOWS (USED IN) PROVIDED BY
 OPERATING ACTIVITIES                             (925,733)           438,933
                                                 ---------          ---------


INVESTING ACTIVITIES
 Test passage bank and test development           (278,803)          (381,714)
 Other assets                                      (28,030)                --
 Cash and fees paid to acquire stock
  of Assessment & Evaluation Concepts Inc.              --            (83,000)
 Acquisition of fixed assets                      (366,742)          (152,838)
                                                 ---------          ---------


NET CASH FLOWS (USED IN) INVESTING ACTIVITIES     (673,575)          (617,552)
                                                 ---------          ---------








See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                                  Six Months Ended April 30,
                                                  --------------------------
                                                    2006              2005
                                                    ----              ----
                                                 (Unaudited)       (Unaudited)


FINANCING ACTIVITIES
 Proceeds from long-term debt                    $      --         $   88,132
 Repayment of long-term debt                       (48,279)           (15,336)
 Stock subscription received                            --                920
 Net borrowings on line of credit                  700,000                 --
 Proceeds from the exercise of warrants                 --            155,303
 Exercise of stock options                           2,600             13,570
                                                 ---------          ---------


NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                         654,321            242,589
                                                 ---------          ---------

NET CHANGE IN CASH AND TEMPORARY
INVESTMENTS                                       (944,987)            63,970


CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                           1,289,630          1,751,487
                                                 ---------          ---------


CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                                  $344,643         $1,815,457
                                                 =========         ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the year for:

 Interest                                        $  48,788         $    5,138
                                                 =========         ==========
 Income taxes                                    $  54,968         $    2,354
                                                 =========         ==========


Noncash investing and financing
activities:
 Stock issued in acquisition of AEC              $      --         $   39,000
                                                 =========         ==========









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

The results and trends on these interim condensed consolidated financial statements for the six and three months ended April
30, 2006 and 2005 may not be representative of those for the full fiscal year or any future periods.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------

Revenue Recognition (continued)
-------------------------------

and recognizes a proportionate amount of total revenue for such period based on the percentage of costs incurred to total estimated costs. In addition, the Company records revenue from software pursuant to the provisions of Statement of Position No. 97-2, "Software Revenue Recognition", and Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions".

(Loss) earnings per share
-------------------------

(Loss) earnings per share for each of the six-month periods and three-month periods ended April 30, 2006 and 2005, respectively, was computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, "Earnings Per Share". The total potential dilutive common shares excluded from this computation, as a result of the stock price exceeding the exercise price, totaled 817,713 and 616,070 in the six months ended April 30, 2006 and 2005, respectively. The reconciliation between basic and diluted average shares outstanding is as follows:


                                              Six Months Ended April 30,
                                              --------------------------
                                              2006                  2005
                                              ----                  ----
                                           (Unaudited)           (Unaudited)


Basic weighted average shares
  outstanding                               2,911,351             2,747,813
Dilutive effect of stock options                   --               194,077
Dilutive effect of warrants                        --                 1,566
                                            ---------             ---------
Diluted weighted average shares
  outstanding                               2,911,351             2,943,456
                                            =========             =========


The dilutive effect of stock options and warrants were not considered for the six months ended April 30, 2006 due to the loss incurred for the period, resulting in an anti-dilutive effect.

NOTE 3 - ACQUISITIONS
---------------------

The following unaudited pro-forma income statement data presents the revenue of the Company had the acquisitions of AEC and ADI occurred at the beginning of the earliest period presented:



                                          Six Months Ended    Three Months Ended
                                           April 30, 2005       April 30, 2005
                                           --------------       --------------
                                             (Unaudited)          (Unaudited)

Reported net revenue                        $  5,033,112         $  2,380,283
AEC (for the period November 1, 2004
    to the date of purchase)                      24,512               24,512
ADI (for the six months ended
    April 30, 2005)                              946,563              605,569
                                            ------------         ------------

                                            $  6,004,187         $  3,010,364
                                            ============         ============


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

NOTE 4 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable consist of the following:

                                                 April 30,       October 31,
                                                   2006             2005
                                                   ----             ----
                                                (unaudited)


Billed, net of allowance                        $2,244,207       $2,559,630
Unbilled (costs in excess of billing)            1,167,767          327,285
                                                ----------       ----------
                                                $3,411,974       $2,886,915
                                                ==========       ==========


Management expects that the unbilled accounts receivable will be collected; therefore, no allowance for doubtful accounts has been recorded on this balance. Allowances for doubtful accounts at April 30, 2006 and October 31, 2005 are based on prior collection experience and pertain to billed accounts receivable.

NOTE 5 - OTHER LIABILITIES
--------------------------

Other liabilities consist of the following:

                                                 April 30,       October 31,
                                                   2006             2005
                                                   ----             ----
                                                (unaudited)


Billings in excess of costs                     $   62,906       $   22,921
Customer advance                                   103,823          294,608
                                                ----------       ----------
                                                $  166,729       $  317,529
                                                ==========       ==========


NOTE  6 - ACCRUED EXPENSES
--------------------------

Accrued expenses consist of the following:

                                                 April 30,       October 31,
                                                   2006             2005
                                                   ----             ----
                                                (Unaudited)


Retirement plans                                $  167,623       $  262,723
Salary                                             210,394          174,590
Professional fees                                  179,740          208,828
Royalties                                           13,705           12,571
Outside Service                                    188,077          212,024
Rent                                               105,661           93,084
Purchases                                               --           93,405
Consulting                                         171,529          128,573
Other                                              157,772          242,165
                                                ----------       ----------
                                                $1,194,501       $1,427,963
                                                ==========       ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7 -STOCK-BASED COMPENSATION
--------------------------------

The Company has a 2000 Stock Option Plan (the "Plan") which is described more fully in Note 11 to the Company's Annual Report on Form 10-KSB for the year ended October 31, 2005.

Effective February 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS No. 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to February 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to February 1, 2006.

In adopting FAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS No. 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7 -STOCK-BASED COMPENSATION (continued)
--------------------------------------------

As a result of the adoption of FAS No. 123(R), the Company's results for the three-month period ended April 30, 2006 include stock option compensation expense totaling $86,585. Such amount has been included in the Consolidated Statements of Operations within general and administrative expenses. The Company recognized related tax benefits associated with share-based compensation arrangements totaling approximately $35,000 during the three-month period ended April 30, 2006. The impact of the adoption is a reduction of net income before tax and after tax for the three months ended April 30, 2006 of $86,585 and $51,585, respectively. In addition, basic and diluted (loss) per share is increased by approximately $(0.02). There was no impact on cash flows from operations and cash flows from financing activities. Stock option compensation expense calculated and disclosed under APB No. 25 in the Notes to the Consolidated Statements of Operations for the three months ended April 30, 2005 totaled $108,942.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by the amount the estimated fair value of options forfeited as indicated in FAS No. 123(R) since the forfeiture rate based upon historical data was determined to be immaterial.

The weighted average estimated fair value of stock options granted in the three months ended April 30, 2006 and 2005 was $2.81 and $3.05, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS No. 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options are as follows:


                                                Three Months Ended
                                    April 30, 2006              April 30, 2005
                                    --------------              --------------
Expected term (in years)                  10                          10
Expected volatility                      125%                        138%
Expected dividend yield                    0%                          0%
Risk-free interest rate                 4.88%                       4.23%

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 7 -STOCK-BASED COMPENSATION (continued)
--------------------------------------------

The following table addresses the additional disclosure requirements of FAS No. 123(R) in the period of adoption. The table illustrates the effect on net income and income per share as if the fair value recognition provisions of FAS No. 123(R) had been applied to all outstanding and unvested employee awards in all prior periods:

                                             For the Three Months     For the Six Months      For the Three Months
                                                     Ended                   Ended                    Ended
                                               January 31, 2006         April 30, 2005          April 30, 2005
                                               ----------------         --------------          --------------
                                                  (Unaudited)             (Unaudited)             (Unaudited)
Net income (loss) attributable to
 common stockholders, as reported              ($159,975)                 $217,238                $105,891
Add: Stock-based compensation
 included in reported net income (loss)               --                        --                     --
Deduct: Total stock based compensation
 expense determined under the fair value
 based method for all awards, net of tax          95,798                   100,263                  64,276
                                               ---------                  --------                --------
Pro forma net income (loss) attributable
to common stockholders                         ($255,773)                 $116,975                $ 41,615
                                               ---------                  --------                --------
Net income (loss) per share:
Basic net income (loss) per share -
 as reported                                   ($   0.05)                 $   0.08                $   0.04
Diluted net income (loss) per share --
 as reported                                   ($   0.05)                 $   0.07                $   0.04
Basic and diluted net income (loss) per
 share - pro forma                             ($   0.09)                 $   0.04                $   0.01


The Company granted 7,500 and 12,500 options to purchase shares of the Company's Common Stock under the 2000 Plan and the Directors Plan, respectively, during the three months ended April 30, 2006 at exercise prices of $2.85 per share and $2.96 per share, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 7 -STOCK-BASED COMPENSATION (continued)
--------------------------------------------

The following table represents stock options granted, exercised, and forfeited for all Company stock option plans during the quarter ended April 30, 2006.


                                            Weighted              Weighted
                                            Average               Average
                                            Exercise              Remaining
                            Number          Price                 Contractual      Intrinsic
                            of Shares       per Share             Term             Value
                            ---------       ---------             -----------      ---------

Stock Options
Outstanding at
February 1, 2006             782,963         $2.75

Granted                       20,000          2.92

Exercised                     (4,000)         0.65

Forfeited/expired             (1,250)         8.75
--------------------------------------------------------------------------------------------

Outstanding at                                                    4 years,
April 30, 2006               797,713         $2.76                11 months        $160,930
--------------------------------------------------------------------------------------------

Exercisable at                                                    4 years,
April 30, 2006               707,713         $2.65                5 months         $215,805
============================================================================================

The intrinsic value of all stock options exercised during the three months ended April 30, 2006 was $9,240. Cash received from the exercise of all stock options during the three months ended April 30, 2006, was $2,600. There were no related tax benefits realized during the three months ended April 30, 2006. There were no stock options exercised during the three months ended April 30, 2005.

As of April 30, 2006, there was $92,748 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 3 years.


NOTE 8 - AMENDMENT TO LINE OF CREDIT AGREEMENT
----------------------------------------------

In May 2006, the Company's line of credit agreement was amended to increase the credit line from $1,000,000 to $1,200,000 and extended the due date of the loan to March 30, 2007. The Company borrowed $700,000 under the line of credit during the three months ended April 30, 2006. Such amount was refinanced after April 30,
2006 in connection with the Company's acquisition of Questar (Note 9).

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 9 - SUBSEQUENT EVENT: ACQUISITION OF QUESTAR
-------------------------------------------------

Effective as of June 1, 2006, the Company acquired all of the outstanding stock of Questar Educational Systems, Inc. Questar provides test delivery, scoring and score analysis capabilities to state testing programs and also provides test material development.
The total consideration paid by the Company at closing for the Questar stock was $20,000,000, consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Convertible Preferred Stock of the Company ("Series A-2 Preferred Stock") (valued at $1,000,000, based on a price of $4.50 per share) and $4,000,000 in a subordinated promissory note issued for the benefit of the eight selling shareholders of Questar. The Company has also agreed to pay additional consideration in 2010 if Questar achieves certain revenue goals during the three fiscal years ending October 31, 2007, 2008 and 2009. The maximum contingent earn out payment is $12,500,000, of which up to $10,000,000 shall be paid half in cash and half in shares of Series A-2 Convertible Preferred Stock (valued on the closing date at $4.50 per share), and $2,500,000 shall be paid, at the election of the Company, in cash or in additional shares of Series A-2 Convertible Preferred Stock, valued at fair market value at the time of issuance, or any combination thereof. The Company received a fairness opinion from Signal Hill Capital Group, LLC ("Signal Hill") with respect to the fair market value of the shares issued.

In connection with the acquisition of Questar, the Company entered into an escrow agreement (the "Escrow Agreement") with the former shareholders of Questar pursuant to which the Company placed 1,111,111 shares of Series A-2 Convertible Preferred Stock in an escrow account pending release according to certain earn-out provisions in the Stock Purchase Agreement. While in escrow, such shares do not have voting or dividend rights.

The Company financed the acquisition of Questar through senior debt and a private equity investment. The Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 and had issued on its behalf a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit. The Loan Agreement contains ongoing financial covenants on a quarterly basis. The term loan is interest-only for the first six months of the loan, and then is payable in fifty-four equal monthly installments of principal and interest on a five-year amortization schedule.

The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR BBA rate and the Company is paying Banknorth a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of Questar.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE - 9 ACQUISITION OF QUESTAR (continued)
-------------------------------------------

The proceeds from the loans were used to pay a portion of the purchase price for the stock of Questar, to pay closing costs for the transaction, to refinance $1,200,000 of indebtedness of the Company, and for working capital.

The Company also entered into a securities purchase agreement (the "Series A Convertible Preferred Stock Purchase Agreement") with Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. (collectively, the "Investors"), pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") (valued at $7,500,000, based on a price of $4.50 per share). The proceeds from the sale of stock were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, with the balance being retained by the Company for working capital. Two members of the Company's Board of Directors are also principals of each of the Investors.

Upon the acquisition of Questar, the Company issued to Signal Hill a five-year warrant to purchase up to 50,000 shares of the Company's Common Stock, at an exercise price of $4.50 per share. The warrant was issued as part of the consideration paid to Signal Hill for its role as the Company's investment banker and financial advisor in the acquisition of Questar and the financing thereof. Neither the warrant nor the underlying shares of Common Stock have been registered under the Act, in reliance upon the exemption from registration pursuant to Section 4(2) of the Act.

The Company has entered into employment agreements for an initial twenty-four month term with certain members of the management of Questar. Such employment agreements with the Questar management team include non-competition covenants and proprietary rights agreements.

                              SIGNATURE

            In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TOUCHSTONE APPLIED SCIENCE
                                         ASSOCIATES, INC.



                                         By: /s/ ANDREW L. SIMON
                                             ----------------------
                                             Andrew L. Simon
                                             President and Chief
                                             Executive Officer and
                                             Principal Financial Officer

Date:	June 14, 2006