Form 10QSB
period 2006-07-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2006-09-14
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2006

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


      Check whether the registrant filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.

Yes___X___	No ________



               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 8, 2006: 2,914,738 shares of Common Stock, par value
$0.0001 per share.


Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I

                        FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

        The financial statements for the Company's fiscal quarter ended July 31, 2006 are attached to this Report, commencing at page F-1.

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

BACKGROUND

        Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market. As a result of the Company's decision to compete in this arena, there has been a shift in the Company's revenues from proprietary test revenues to custom development and services revenues. For the fiscal year ended October 31, 2004 ("Fiscal 2004"), revenues were $11.2 million, and for the fiscal year ended October 31, 2005 ("Fiscal 2005"), revenues were $11.7 million. Over the past ten years, assessment revenues have increased from $2.1 million to $11.7 million, representing a compounded annual growth rate of approximately 15%.

        The Company has recently completed three acquisitions which have greatly expanded the types of services that the Company can offer to its clients and prospective clients in the assessment marketplace. In January 2005, the Company acquired all of the outstanding stock of Assessment and Evaluation Concepts Inc. ("AEC"), a firm with experience and relationships in the educational assessment field which complement the Company's experience and relationships. On July 1, 2005, the Company completed the acquisition of all of the outstanding stock of Achievement Data, Inc. ("ADI"). ADI provides on-line testing capabilities to state testing programs and also offers an electronic testing engine. Effective as of May 31, 2006, the Company acquired all of the outstanding stock of Questar Educational Systems, Inc. ("Questar"). Questar provides test delivery, scoring and score analysis capabilities for state testing programs. The Company has included proforma financial results of operations for the ADI and Questar acquisitions within the footnotes to the financial statements included in this Quarterly Report.

        As a result of these acquisitions and because of the industry shift from proprietary to custom work, the Company believes that the descriptions of its revenues as either custom or proprietary are no longer representative of the Company's business. As a consequence, the Company is combining categories in the reporting of its assessment revenues. However, to understand the growth of our businesses for prior versus current periods, we will be reporting revenues with Questar and without Questar.

RESULTS OF OPERATIONS

        The following table compares the revenues for the fiscal quarter and nine months ended July 31, 2006 versus the fiscal quarter and nine months ended July 31, 2005. The results of operations for the fiscal quarter and nine months ended July 31, 2006 include the results of operations of Questar since the date of acquisition (June 1, 2006) through July 31, 2006. The results of operations for the fiscal quarter and nine months ended July 31, 2005 include the results of operations of ADI after the date of acquisition (July 1, 2005) through July 31, 2005. Pro forma results of operations inclusive of the Questar and ADI acquisitions for these periods are included in the notes to the consolidated financial statements filed with this Report.

         RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS AND
       FISCAL QUARTERS ENDED ON JULY 31, 2006 AND ON JULY 31, 2005

                                          RESULTS OF OPERATIONS


                               Nine Months                         Three Months
                             Ended July 31,                       Ended July 31,
                             --------------                       --------------

                                                    %                                    %
                           2006         2005      Change        2006         2005      Change
                           ----         ----      ------        ----         ----      ------
                             (in thousands                      (in thousands
                              of dollars)                        of dollars)


Revenues:

  Excluding              $ 9,959.7    $8,008.9      24%        $3,404.0     $2,975.8     14%
  Questar


  Questar                $ 5,138.2    $     --     100%        $5,138.2     $     --    100%
                         ---------    --------                 --------     --------

Total Revenues           $15,097.9    $8,008.9      89%        $8,542.2     $2,975.8    187%
                         =========    ========                 ========     ========





        The following are selected ratios as a percentage of revenues on the Company's financial statements:


                                        Nine Months          Three Months
                                       Ended July 31,        Ended July 31,
                                       --------------        --------------

                                      2006       2005       2006       2005
                                      ----       ----       ----       ----
                                      (in percentages)      (in percentages)

Revenues                              100%          100%       100%        100%

  Gross Profit                         44            52         50          51

Operating Expense:

  Selling Expense                       9            14          6          13

General & Administrative               32            32         32          32

Income from Operations                  3             6         12           6

  Other Income (Expense)               (1)            1         (2)          1

Income before Taxes                     2             7         10           7

Income Taxes                            2             3          4           2

Net Income                              *             5          6           5

____________
*Less than 1%

        REVENUES.  Revenues for the nine-month period ended
        --------
July 31, 2006 (the "current period") were $15,097,954 representing an 89% increase, or $7,089,009, from $8,008,945 for the nine-month period ended July 31, 2005 (the "comparable period"). Net revenues for the three months ended July 31, 2006 (the "current quarter") increased by 187%, or $5,566,404, to $8,542,237 as compared to net revenues of $2,975,833 in the three months ended July 31, 2005 (the "comparable quarter").

        Assessment revenues excluding Questar increased by 24% year-to-date and have increased by 14% for the current quarter over the comparable quarter. This increase has taken place because the Company has increased its custom contract business with the expansion of its Indiana Core 40 and Idaho ESL programs. Additionally, the BETA and AEC units increased revenues during the current period and current quarter.

        Assessment revenues including Questar increased by 89% year-to-date and have increased by 187% for the current quarter over the comparable quarter. The Questar acquisition was completed on May 31, 2006. Consequently, Questar's revenues for June and July, 2006 are included in the current period and current quarter financial statements.

        COST OF GOODS SOLD.  Cost of goods sold increased by
        ------------------
$4,661,540, or 121%, to $8,498,438 for the current period from $3,836,898 in the comparable period. Cost of goods sold is now 56% of revenues versus 48% in the comparable period. Cost of goods sold for the current quarter increased by 192%, or $2,805,269, to $4,265,846 in the current quarter from $1,460,577 in the comparable quarter. Cost of goods sold is now 50% of revenues for the current quarter versus 49% for the comparable quarter. The increase can be attributed to the higher start-up costs associated with large operation contracts. The Company, as a whole, is bidding on larger administration contracts that inherently have lower margins, but higher revenues and gross margin dollars. While the start-up costs associated with the large contracts may be unique for each such contract, management expects that the Company will be able to utilize its experiences to make the start-up processes for future contracts more efficient.

        GROSS PROFIT.  Gross profit from operations increased
        ------------
by $2,427,469, from $4,172,047 in the comparable period to $6,599,516 in the current period. The gross profit margin is now 44% in the current period versus 52% in the comparable
period.   For the current quarter, the gross profit increased to
$4,276,391 versus $1,515,256 in the comparable quarter. The gross profit margin is now 50% in the current quarter versus 51%
in the comparable quarter.   The increase in gross margin
percentage was the result of a change in mix of the contracts with fewer large start up operation contracts and more mature contracts in the current quarter together with the addition of the Questar gross margins attained on certain projects during this reporting period. The Company budgets for, and now expects, relative stability in its gross margin percentages, though fluctuations may occur from time to time due to contract and product mix.

        SELLING EXPENSE.  Selling expense increased for the
        ---------------
current period by 24%, or $270,138, versus the comparable
period, or from $1,138,711 to $1,408,849. For the current
quarter, selling expense increased by 31%, or $123,320, or from $392,577 in the comparable quarter to $515,897 in the current quarter. Selling expenses are 9% of revenues in the current period versus 14% in the comparable period. For the current
quarter, selling expenses as a percentage of revenues decreased
to 6% from 13% in the comparable quarter.   We anticipate selling
expenses, in terms of whole dollars, to increase modestly over the next twelve months as we revamp our marketing and sales organizations to effect revenue gains, but to decline as a percentage of revenue.

        The increase in selling expense is due to the Company's decision to invest in marketing and sales personnel in anticipation of its acquisition of Questar, completed as of May 31, 2006. The marketing and sales organization will be a corporate resource for TASA and all of its subsidiaries.
Because the sales process has a long lead-time, management determined that it was necessary to expand the sales force now with the anticipation that future revenues attributable to an expanded sales force will exceed the future costs associated with such sales force.

        GENERAL AND ADMINISTRATIVE (G&A) EXPENSES.  General
        -----------------------------------------
and administrative expenses increased by $2,278,979, or 90%, for the current period and are now $4,813,287 versus $2,534,308 for the comparable period. For the current period and the comparable period, G&A is 32% of revenues. For the current quarter, G&A expenses increased by $1,768,679, or 188%, and are now $2,708,464 versus $939,785 in the comparable quarter. G&A is 32% of revenues in the current quarter and the comparable quarter. The dollar increase in G&A costs is associated with the enlarged organization, including TASA and its existing subsidiaries, and now, Questar.

        An amount of $151,777 of the G&A increase relates to the expensing of employee stock option compensation attributable to options that were granted between February 1, 2006 and July 31, 2006, as required by accounting principles adopted by the Company in February 2006. Overall a majority of the increase in general and administrative expenses in the current quarter is attributable to a combination of both the expensing of employee stock option compensation and the increased level of general and administrative expenses due to the inclusion of ADI and Questar.

        OTHER INCOME (EXPENSE).  The Company had net other
        ----------------------
income (expense) of ($149,281) for the current period versus net other income of $90,334 for the comparable period. For the current quarter, the Company had net other income (expense) of ($169,739) versus net other income of $23,700 for the comparable quarter. Net other income (expense) decreased for the current quarter because of interest expenses associated with the acquisitions of ADI and Questar. Other income (expense) for both the current period and the current quarter includes amortization of deferred gain on the sale/leaseback of the Company's headquarters building in July 2003, of $94,079 in both the current period and the comparable period, and $31,359 in each of the current quarter and the comparable quarter.

        INCOME FROM OPERATIONS. Income from the Company's
        ----------------------
operations for the current period was $377,380 versus $ 499,028 for the comparable period. For the current quarter, the Company had income from operations of $ 1,052,030 versus $182,894 in the comparable quarter.

        EBITDA.  EBITDA represents net (loss) income from
        ------
operations before the non-cash charges for interest, taxes, depreciation and amortization. We present EBITDA because we consider such information an important supplemental measure of our performance. We believe EBITDA facilitates comparisons of the Company to its competitors and other similarly situated companies and comparisons of the Company's results over time. The calculation of EBITDA excludes differences unrelated to operating performance, such as variations in capital structures (affecting interest expense), taxation (tax attributes may vary based on time and historical results rather than current operations), and the age and mix of tangible and intangible assets (affecting depreciation and amortization expense required by GAAP). In addition, we are presenting "Adjusted EBITDA" which excludes the effects of the grant of employee stock options during the period, which are now required to be expensed in the Company's financial statements.

        EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported (loss) income from operations to EBITDA and Adjusted EBITDA.



                                                 EBITDA

                                Nine Months Ended          Three Months Ended
                                    July 31,                      July 31,
                                 2006       2005            2006          2005
                                 ----       ----            ----          ----

Income from
  operations                  $377,380    $499,028       $1,052,030     $182,894
Depreciation &
  amortization                 779,082     485,945          400,029      164,776
                            ----------    --------       ----------     --------
EBITDA                      $1,156,462    $984,973       $1,452,059     $347,670
Stock option
  compensation
  expense                      151,777          --           65,192           --
                            ----------    --------       ----------     --------
Adjusted EBITDA             $1,308,237    $984,973       $1,517,251     $347,670
                            ==========    ========       ==========     ========



        NET INCOME AND EARNINGS PER SHARE.  Net income for the
        ---------------------------------
current period was $72,639 versus net income of $365,422 in the comparable period. For the current quarter, the Company had net income of $483,492 versus net income of $148,184 in the comparable quarter.

        INCOME TAXES. Income taxes accrued for both federal and
        ------------
state purposes for the current quarter and the current period were $398,799 and $155,460, respectively. The Company updates the income tax accrual quarterly for changes in book to tax income. The Company uses an estimated consolidated federal and state tax rate of approximately 40% when estimating its current accrual.
For the current quarter, the Company recognized approximately $45,000 in income tax expense for Fiscal 2005 as a result of an under-accrual of estimated income taxes in such fiscal year.

        EARNINGS PER SHARE. For the current period, the Company
        ------------------
had net income of $.02 per share versus $.12 per share (diluted) in the comparable period. For the current quarter, the Company had $.10 earnings per share (diluted) versus $.05 earnings per share (diluted) in the comparable quarter.

        The Company's diluted weighted average shares outstanding increased during the period by approximately 66% due to the stock issued in the acquisition of Questar.

LIQUIDITY AND CAPITAL RESOURCES

        WORKING CAPITAL. Working capital increased by $98,671
        ---------------
during the current period from $3,106,382 at October 31, 2005, to $3,205,053 at July 31, 2006. This increase resulted primarily from an increase in accounts receivable due to the Questar acquisition. However, this increase was partially offset by an increase in the short-term maturities of the long-term portion of debt. The ratio of current assets to current liabilities was approximately 2.23 to 1 at October 31, 2005 versus 1.37 to 1.0 at July 31, 2006.

        CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES.
        ----------------------------------------------------
During the current period, the Company had net cash provided by (used in) operating activities of ($403,284) as compared to $342,439 in the comparable period. The increase in cash used in operating activities in the current period resulted primarily from an increase in accounts receivable that was partially offset by an increase in accounts payable.

        CASH FLOW USED IN INVESTING ACTIVITIES. During the
        --------------------------------------
current period, the Company had net cash used in investing activities of $15,572,845, as compared to net cash used in investing activities of $2,308,503 in the comparable period. The $15,572,845 in cash used in investing activities resulted primarily from the acquisition of Questar during the current period.

        CASH FLOW PROVIDED BY FINANCING ACTIVITIES. In the
        ------------------------------------------
current period, the Company had net cash provided by financing activities of $16,577,757 as compared to $1,593,528 in the comparable period. The cash provided by financing activities in the current period resulted primarily from the financing provided for the acquisition of Questar and from the proceeds from the exercise of employee stock options and warrants.

        During the current period, options to purchase 5,000 shares of the Company's Common Stock were exercised resulting in aggregate proceeds to the Company of $4,700. Warrants for the purchase of 138,047 shares of Common Stock were exercised in the comparable period providing proceeds to the Company of $155,303. During the current period, options to purchase 92,500 shares of the Company's Common Stock were granted to existing employees of the Company pursuant to the 2000 Stock Incentive Plan, and options to purchase 50,000 shares were granted to new employees. The options granted during the current period had exercise prices equal, or in some cases plus a premium, to the closing sales price on the date of the grant, These exercise prices ranged from $2.85 to $4.50 per share, and are all subject to vesting periods contained in the individual grants. In addition, during the current period pursuant to the Directors Stock Option Plan, options to purchase 12,500 shares of Common Stock were granted to non-employee directors at an exercise price of $2.96 per share. These options become exercisable in three equal installments commencing on the first anniversary date of the grant.

        ACQUISITION OF QUESTAR.  On May 31, 2006, the Company
        ----------------------
acquired all of the outstanding shares of Questar. The Company financed the acquisition through senior debt and a private equity investment. The Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 and had issued on its behalf a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit. The Loan Agreement contains ongoing financial covenants which are measured on an annual basis. The term loan is interest-only for the first six months of the loan, and then is payable in fifty-four equal monthly installments of principal and interest on a five year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR BBA rate and the Company is paying Banknorth a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan. The interest rate swap agreement expires after thirty months on December 1, 2008. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of Questar. The proceeds from the loans were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, and for working capital.

        The Company also entered into a securities purchase agreement with Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. (collectively, the "Investors"), pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") valued at $7,500,000, based on a price of $4.50 per share. The proceeds from the sale of stock were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, with the balance being retained by the Company for working capital. Two members of the Company's Board of Directors, Donald W. Hughes and David L. Warnock are also principals of each of the Investors.

        The Company has entered into employment agreements for an initial twenty-four month term with certain members of the management of Questar. Such employment agreements with the Questar management team include non-competition covenants and proprietary rights agreements.

        ACQUISITION OF ADI.  On July 1, 2005, the Company
        ------------------
completed the acquisition of all of the outstanding stock of ADI. ADI provides on-line testing capabilities to state testing programs and also offers an electronic testing engine. The total consideration paid by the Company for the ADI stock was $1,650,000, consisting of $1,155,000 in cash, the issuance of 89,488 shares of Common Stock of the Company (valued at $331,650, based on the average of closing prices for the Company's Common Stock for the five trading days preceding the closing) and $163,350 in subordinated promissory notes issued to two of the former stockholders of ADI. The promissory notes bear interest at the rate of 5% per annum and are payable in six semi-annual installments of principal plus interest.

        In connection with the acquisition of ADI, the Company entered into a loan agreement with its bank, pursuant to which the Company borrowed an aggregate principal amount of $1,200,000, almost all of which was used to pay the purchase price for the shares of ADI and closing costs for the transaction, with the balance being retained by the Company for working capital. Borrowings under the loan incur interest at the rate of 6.25% per annum. Interest only payments are due for the first year, and thereafter monthly payments of principal and interest of $23,339 through July 2011. As part of the financing that occurred in May 2006, this outstanding balance was refinanced.

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

        ACQUISITION OF AEC.  In January 2005, the Company
        ------------------
acquired all of the outstanding stock of AEC in consideration of $83,000 in cash and 12,000 shares of the Company's Common Stock. In addition, options to purchase 50,000 shares of the Company's Common Stock were granted to offiers of AEC pursuant to the 2000 Stock Incentive Plan on the date of the closing exercisable at $3.06 per share. The options are exercisable commencing one year from the closing, through January 2015. In addition, the Company entered into two-year employment agreements with the two officers of AEC. Pursuant to the agreements, the officers of AEC are entitled to a base salary and bonuses determined by the attainment of certain performance goals. Goodwill totaling $118,074 was recorded as a result of the acquisition.

        Long-term debt, operating leases and other long-term obligations outstanding as of July 31, 2006 mature as follows:


                                 Payments Due

                                        1-12            13-36            37-60         More than 60
Obligations            Total            Months          Months           Months        Months
-----------            -----            ------          ------           ------        ------------


Long-term debt       $13,876,922      $1,051,860      $3,708,403       $9,116,659        $     --

Operating leases       6,371,080       1,155,858       2,265,622        2,167,180         782,420

Other long-term
obligations (1)        5,568,895       3,077,018       2,031,460          460,417              --
                     -----------      ----------      ----------       ----------        --------

Total
obligations          $25,816,897      $5,284,736      $8,005,485      $11,744,256        $782,420
                     ===========      ==========      ==========      ===========        ========

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

        * Goodwill and other intangible assets are deemed to have indefinite lives and are no longer amortized but are subject to annual impairment tests. If impairment exists, it would be necessary to record an impairment expense, resulting in a reduction in income.

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

        *  Effective February 1, 2006, the Company's 2000
    Stock Incentive Plan (the "Plan") is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS No. 123"R"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion" (""APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission" (""SEC") Staff Accounting Bulletin" (""SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

        As a result of the adoption of FAS No. 123(R), the Company's results for the nine-month period ended July 31, 2006 include stock option compensation expense totaling $151,777. Such amount has been included in the Consolidated Statements of Operations within general and administrative expenses. The Company recognized related tax benefits associated with share-based compensation arrangements totaling approximately $60,000 during the nine-month period ended July 31, 2006. The impact of the adoption is a reduction of net income before tax and after tax for the nine months ended July 31, 2006 of $151,777 and $91,777, respectively. In addition, basic and diluted net income per share is decreased by approximately $(0.02). There was no impact on cash flows from operations and cash flows from financing activities. Stock option compensation expense calculated and disclosed under APB No. 25 in the Notes to the Consolidated Statements of Operations for the three months ended July 31, 2005 totaled $141,134

        Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by the amount the estimated fair value of options forfeited as indicated in FAS No. 123(R) since the forfeiture rate based upon historical data was determined to be immaterial.

ITEM 3. CONTROLS AND PROCEDURES

The Certifications required by Item 307 of Regulation S-B are set forth after the signatures to this Report.

        (a) Evaluation of disclosure controls and procedures. As of the end of the most recent fiscal quarter covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Evaluation") was done under the supervision and with the participation of management, including Andrew Simon, the Company's Chief Executive Officer ("CEO") and James Williams, the Company's Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in each periodic report filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"); the Company presents the conclusion about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Evaluation.

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

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange
Act) as of the end of the period covered by this Quarterly Report. Based upon that Evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        As previously disclosed the Company acquired Questar during this reporting period and is thus including in its Statement of Operations financial results for that entity. The Company has yet to assess, or conclude as to the effectiveness of, Questar's internal controls and procedures. The Company is in the process of performing such assessment of Questar's internal controls and procedures.

        (b) Changes in internal controls. There was no change in the Company's internal controls over financial reporting occurring in the Company's fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                               PART II

                         OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Upon consummation of the transactions described in
Item 5 below, the Company (a) issued to the selling shareholders of Questar, 222,222 shares of Series A-2 Convertible Preferred Stock ("Series A-2 Preferred Stock") (valued at $4.50 per share), as part payment of the purchase price at closing and (b) delivered to the escrow agent, 1,111,111 shares of the Series A-2 Preferred Stock (valued at $4.50 per share), which will be deemed earned by, and will be released to, the former shareholders of Questar, if revenue goals over the earn out period of the three fiscal years ending October 31, 2007, 2008 and 2009, are met. The issuance and sale of the Series A-2 Preferred Stock did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act. With respect to the 222,222 shares of Series A-2 Preferred Stock issued as part payment of the purchase price at closing, the Company has agreed to include the shares of Common Stock underlying the Series A-2 Preferred Stock in a registration statement if, and when, filed by the Company, upon demand of the Investors, at any time following one year after the issuance date of the Series A-1 Preferred Stock. With respect to the escrowed shares, the Company has agreed to file a registration statement under the Act for the shares of Common Stock into which the Series A-2 Preferred Stock will be convertible, upon demand of the former shareholders of Questar following the release, if any, of the escrowed shares, or to include such shares of Common Stock in a registration statement if, and when, filed by the Company with respect to the shares of Common Stock beneficially owned by the Investors.

        The Company issued 1,666,667 shares of the Series A-1 Convertible Preferred Stock to Camden III and Camden III-A, in a transaction not involving a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act. The Company has agreed to file a registration statement under the Act with respect to the shares of Common Stock underlying the Series A-1 Preferred Stock, upon demand of the Investors, at any time following one year after the issuance date of the Series A-1 Preferred Stock.

        Initially, the shares of Series A-1 Preferred Stock and Series A-2 Preferred Sock are convertible into shares of Common Stock on a one-for-one basis. The conversion rate is subject to anti-dilution adjustments set forth in the Certificate of Designations. For the first three years after the issuance, neither Series A-1 Preferred Stock nor Series A-2 Preferred Stock will accrue dividends. Thereafter, dividends will accrue at the rate of 8% per annum, payable in cash or additional shares of Series A Preferred Stock, at the election of the Company; provided, however, that no escrowed shares of Series A-2 Preferred Stock will accrue any dividends until, and after the time when, the Series A-2 Preferred Stock is released to the selling shareholders of Questar in accordance with the Escrow Agreement.

        Each share of Series A-1 Preferred Stock is entitled to cast one vote per each share of Common Stock into which such share of Series A-1 Preferred Stock is convertible as of the record date for a stockholder vote. Each share of Series A-2 Preferred Stock that has been issued to the selling shareholders of Questar on the closing date is entitled to cast one vote per each share of Common Stock into which such share of Series A-2 Preferred Stock is convertible as of the record date for a stockholder vote. The shares of Series A-2 Preferred Stock that are held in escrow pending release if the earn out hurdles are satisfied, will not be entitled to vote so long as such shares remain in escrow. The shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock which are entitled to vote shall vote together with the Common Stock as a single class.

        Upon closing of the acquisition of Questar, the Company issued to Signal Hill Capital Group, LLC, a five-year warrant to purchase up to 50,000 shares of the Company's Common Stock, at an exercise price of $4.50 per share. The warrant was issued as part of the consideration paid to Signal Hill for its role as the Company's investment banker and financial advisor in the acquisition of Questar and the financing thereof. Neither the warrant nor the underlying shares of Common Stock have been registered under the Act, in reliance upon the exemption from registration pursuant to Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        On May 31, 2006, the Company acquired all of the outstanding shares of Questar. Total consideration paid by the Company was $20,000,000 consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Preferred Stock of the Company valued at $1,000,000 and a $4,000,000 promissory note. The Company has also agreed to pay additional consideration in 2010 if Questar achieves certain revenue goals during the three fiscal years ending October 31, 2007, 2008 and 2009. The maximum contingent earn out payment is $12,500,000, of which up to $10,000,000 shall be paid half in cash and half in Series A-2 Preferred Stock and $2,500,000 shall be paid, if earned, at the election of the Company, in cash or additional shares of Series A-2 Preferred Stock, or any combination thereof, valued at fair market value at the time of issuance.

        The Company reported the acquisition of Questar in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2006, and as amended on August 14, 2006 (collectively, the "Questar 8-K"), and the information contained in the Questar 8-K is hereby incorporated herein by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended.

ITEM 6. EXHIBITS

        3.1 Amended Certificate of Designations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on May 25, 2006 (incorporated by reference from the Company's Current Report on Form 8-K, filed on June 6, 2006, as amended on August 14, 2006 (collectively, the "Questar 8-K"))

        4.1 Voting Agreement, dated as of May 31, 2006, by and among Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P. and Touchstone Applied Science Associates, Inc. (incorporated by reference from the Questar 8-K)

        4.2  Investor Rights Agreement, dated as of May 31,
             2006, by and among Camden Partners Strategic
             Fund III, L.P., Camden Partners Strategic Fund
             III-A, L.P. and Touchstone Applied Science
             Associates, Inc. (incorporated by reference from the Questar 8-K)

        4.3  Questar Investor Rights Agreement, dated as of
             May 31, 2006, by and among John Adams, David
             Ihle, Theodore Naegeli, Terry Appleman, Mark
             Budde, MaJeana Hallstrom, Greg Lindstrom and
             Susan Trent, and Touchstone Applied Science
             Associates, Inc. (incorporated by reference from the Questar 8-K)

        4.4  Warrant Certificate issued to Signal Hill
             Capital Group, LLC dated May 31, 2006
             (incorporated by reference from the Questar 8-K)

       10.1  Stock Purchase Agreement, dated as of May 31,
             2006, by and among John Adams, David Ihle,
             Theodore Naegeli, Terry Appleman, Mark Budde,
             MaJeana Hallstrom, Greg Lindstrom and Susan
             Trent, and Touchstone Applied Science
             Associates, Inc. (incorporated by reference from the Questar 8-K)

       10.2 Subordinated Note, dated May 31, 2006, issued by Touchstone Applied Science Associates, Inc.
             to Questar Data Systems, Inc., as paying agent for the selling shareholders of Questar
             Educational Systems, Inc. (incorporated by reference from the Questar 8-K)

       10.3 Escrow Agreement, dated as of May 31, 2006, by and among John Adams, David Ihle, Theodore
             Naegeli, Terry Appleman, Mark Budde, MaJeana
             Hallstrom, Greg Lindstrom, Susan Trent, and
             Rider, Weiner & Frankel, P.C. and Touchstone
             Applied Science Associates, Inc. (incorporated by reference from the Questar 8-K)

       10.4 Loan Agreement, dated as of May 31, 2006, by and among Touchstone Applied Science
             Associates, Inc., Questar Educational Systems,
             Inc. and TD Banknorth, N.A. (incorporated by reference from the Questar 8-K)

       10.5 Security Agreement, dated as of May 31, 2006, between Touchstone Applied Science Associates,
             Inc. and TD Banknorth, N.A. (incorporated by reference from the Questar 8-K)

       10.6 Security Agreement, dated as of May 31, 2006, between Questar Educational Systems, Inc. and
             TD Banknorth, N.A. (incorporated by reference from the Questar 8-K)

       10.7 Series A Convertible Preferred Stock Purchase Agreement, dated as of May 31, 2006, by and among Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P. and Touchstone Applied Science Associates, Inc. (incorporated by reference from the Questar 8-K)

       31.1  Certification Pursuant To 18 U.S.C. Section
             1350, As Adopted Pursuant To Section 302 of The
             Sarbanes-Oxley Act of 2002 (filed herewith)

       31.2  Certification Pursuant To 18 U.S.C. Section
             1350, As Adopted Pursuant To Section 302 of The
             Sarbanes-Oxley Act of 2002 (filed herewith)

       32    Certification Pursuant To 18 U.S.C. Section
             1350, As Adopted Pursuant To Section 906 of The
             Sarbanes-Oxley Act of 2002 (filed herewith)

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


           Index to Consolidated Financial Statements (Unaudited) for the Fiscal Quarter and Nine Months Ended July 31, 2006



     Consolidated Balance Sheets                                   F-2

     Consolidated Statements of Operations                         F-4

     Consolidated Statements of Cash Flows                         F-5

     Notes to Consolidated Financial Statements                    F-7

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                       CONSOLIDATED BALANCE SHEETS



                                                  July 31,        October 31,
                                                    2006              2005
                                                    ----              ----
                                                (UNAUDITED)

ASSETS
------

Current assets:

  Cash and temporary investments                $1,891,258        $1,289,630
  Accounts receivable, net of allowance
   for doubtful accounts of
   $1,647 and $2,683, respectively               8,384,992         2,886,915
  Inventories                                      466,381           467,762
  Prepaid expenses and
   other current assets                            611,630           397,420
  Restricted cash                                   43,783            20,347
  Deferred income taxes                            571,417           571,417
                                                ----------        ----------

        Total current assets                    11,969,461         5,633,491
                                                ----------        ----------


Property, plant and equipment - net of
  accumulated depreciation of $862,747
   and $488,863, respectively                    3,751,740           675,999
                                                ----------        ----------


Other assets:
  Test passage bank and test development,
    net of accumulated amortization of
     $3,907,252 and $3,579,751, respectively     2,901,979         2,750,239
  Goodwill                                      18,479,653         1,969,542
  Deferred income taxes                            553,559           492,677
  Other assets                                     536,537           252,931
                                                ----------        ----------


        Total assets                           $38,192,929       $11,774,879
                                               ===========       ===========

See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (Continued)


                                                  July 31,        October 31,
                                                    2006              2005
                                                    ----              ----
                                                (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Lines of credit                                 $925,000        $       --
  Current maturities of long-term debt           1,051,860           166,750
  Accounts payable                               3,079,881           489,428
  Accrued expenses                               1,466,627         1,427,963
  Other Liabilities                                255,699           317,529
  Due to former shareholders -
    Questar Educational Services                 1,859,902                --
  Deferred gain on sale of building -
    current portion                                125,439           125,439
                                                ----------        ----------


        Total current liabilities                8,764,408         2,527,109
                                                ----------        ----------


Long-term debt:
  Long-term debt, net of current portion        12,825,062         1,396,212
  Deferred gain on sale of building, net
    of current portion                             742,176           836,255
                                                ----------        ----------


        Total liabilities                       22,331,646         4,759,576
                                                ----------        ----------

Stockholders' equity:
  Preferred stock, $.0001 par value,
    5,000,000 shares authorized,
    1,888,889 and 0 shares issued
    and outstanding, respectively                      189                --
  Common stock, $.0001 par value,
    20,000,000 shares authorized,
    2,914,738 and 2,909,738 shares issued
    and outstanding, respectively                      291               291
  Additional paid-in capital                    14,935,694         6,164,387


Retained earnings                                  925,109           850,625
                                                ----------        ----------


        Total stockholders' equity              15,861,283         7,015,303
                                                ----------        ----------


Total liabilities and stockholders' equity     $38,192,929       $11,774,879
                                               ===========       ===========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Nine Months Ended               Three Months Ended
                                                           July 31,                        July 31,
                                                       ----------------               ------------------
                                                   2 0 0 6         2 0 0 5        2 0 0 6          2 0 0 5
                                                   -------         -------        -------          -------
                                                 (UNAUDITED)     (UNAUDITED)    (UNAUDITED)      (UNAUDITED)

Net revenue                                       $15,097,954     $8,008,945     $8,542,237       $2,975,833

Cost of goods sold                                  8,498,438      3,836,898      4,265,846        1,460,577
                                                  -----------     ----------     ----------       ----------

Gross profit                                        6,599,516      4,172,047      4,276,391        1,515,256
                                                  -----------     ----------     ----------       ----------

Operating expenses:
  Selling expenses                                  1,408,849      1,138,711        515,897          392,577
  General and administrative expenses               4,813,287      2,534,308      2,708,464          939,785
                                                  -----------     ----------     ----------       ----------


Total operating expenses                            6,222,136      3,673,019      3,224,361        1,332,362
                                                  -----------     ----------     ----------       ----------


Income from operations                                377,380        499,028      1,052,030          182,894


Other income (expense):
Gain on sale/leaseback of building                     94,079         94,079         31,359           31,359
Interest income (expense) net                        (243,360)        (3,745)      (201,098)          (7,659)
                                                  -----------     ----------     ----------       ----------


Income before income taxes                            228,099        589,362        882,291          206,594


Income taxes                                          155,460        223,940        398,799           58,410
                                                  -----------     ----------     ----------       ----------


Net income                                        $    72,639     $  365,422     $  483,492       $  148,184
                                                  ===========     ==========     ==========       ==========

Weighted average shares outstanding:
Basic                                               4,801,318      2,774,768      4,803,627        2,829,104

Diluted                                             5,007,338      2,964,884      5,009,645        3,052,577


Basic earnings per share                          $       .02     $      .13     $      .10       $      .05
Diluted earnings per share                        $       .01     $      .12     $      .10       $      .05





See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                  Nine Months Ended July 31,
                                                  --------------------------
                                                    2006              2005
                                                    ----              ----
                                                 (UNAUDITED)       (UNAUDITED)




OPERATING ACTIVITIES
Net income (loss)                                 $  72,639        $  365,422
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                     778,186           485,945
  Deferred income taxes                             (60,882)          163,197
  (Gain) on sale/leaseback of building              (94,079)          (94,079)
  Stock option expense                              151,777                --

Changes in operating assets and liabilities:
  Accounts receivable                            (2,065,166)         (845,127)
  Inventories                                         1,381           (45,847)
  Restricted cash                                   (23,436)               --
  Prepaid expense and other current assets         (113,619)           38,138
  Deferred revenue                                  (61,830)          684,123
  Accounts payable and accrued expenses           1,011,745          (409,333)
                                                 ----------         ---------



NET CASH FLOWS PROVIDED BY (USED IN) FROM
OPERATING ACTIVITIES                               (403,284)          342,439
                                                 ----------         ---------


INVESTING ACTIVITIES
  Acquisition of property, plant and
    equipment                                      (460,095)         (191,932)
  Test passage bank and test development           (479,241)         (668,523)
  Cash and fees paid to acquire stock
    of Questar Educational Systems, Inc.        (14,555,869)               --
  Cash and fees paid to acquire stock
    of Assessment & Evaluation Concepts Inc.             --           (83,000)
  Cash and fees paid to acquire stock
    of Achievement Data Inc.                             --        (1,365,048)

  Software development costs                        (28,030)               --
  Other assets                                      (49,610)               --
                                                 ----------         ---------


CASH USED IN INVESTING ACTIVITIES               (15,572,845)       (2,308,503)
                                                 ----------         ---------



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                  Nine Months Ended July 31,
                                                  --------------------------
                                                    2006              2005
                                                    ----              ----
                                                 (UNAUDITED)       (UNAUDITED)



FINANCING ACTIVITIES
  Repayment of long-term debt                    (1,286,040)          (26,214)
  Proceeds from long-term debt                    9,600,000         1,451,382
  Net Borrowings on line of credit                  925,000                --
  Costs associated with obtaining
    long-term debt                                 (282,767)          (12,033)
  Proceeds from the exercise of warrants                 --           155,303
  Proceeds from the exercise of
    employee stock options                            4,700            25,090


  Proceeds from issuance of Series A-1
    Preferred Stock                               7,500,000                --
  Non-cash warrants issued                          116,864                --


CASH PROVIDED BY FINANCING ACTIVITIES            16,577,757         1,593,528
                                                 ----------         ---------


NET CHANGE IN CASH AND TEMPORARY INVESTMENTS        601,628          (372,536)


CASH AND TEMPORARY INVESTMENTS
AT BEGINNING OF PERIOD                            1,289,630         1,751,487
                                                 ----------         ---------


CASH AND TEMPORARY INVESTMENTS
AT END OF PERIOD                                 $1,891,258        $1,378,951
                                                 ==========        ==========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $135,854           $12,412
                                                 ==========        ==========
  Income taxes paid                                $170,002            $7,683
                                                 ==========        ==========


Noncash investing and financing activities:
  Stock issued in acquisition of AEC                     --           $39,000
                                                 ==========         =========
  Stock issued in acquisition of ADI                     --          $331,650
                                                 ==========         =========
  Note payable issued in acquisition
    of QES                                       $4,000,000                --
                                                 ==========         =========
  Stock issued in acquisition of QES             $1,000,000                --
                                                 ==========         =========


See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               July 31, 2006


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

In the opinion of management, the accompanying condensed unaudited consolidated financial statements of Touchstone Applied Science Associates, Inc. ("TASA") and its subsidiaries contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 2006 and October 31, 2005, the consolidated statements of operations for the nine months and three months ended July 31, 2006 and 2005 and cash flows for the nine months ended July 31, 2006 and 2005.

The consolidated results of operations for the nine and three months ended July 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005.


NOTE 2 - ACQUISITIONS
---------------------

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               July 31, 2006


NOTE 2 - ACQUISITIONS (continued)
---------------------------------

In connection with the acquisition of ADI, the Company entered into a loan agreement with its bank, pursuant to which the Company borrowed an aggregate principal amount of $1,200,000, almost all of which was used to pay the purchase price for the shares of ADI and closing costs for the transaction, with the balance being retained by the Company for working capital. Borrowings under the loan incur interest at the rate of 6.25% per annum. Interest only payments are due for the first year, and thereafter monthly payments of principal and interest of $23,339 through July 2011. The note is secured by the assets of the Company and is guaranteed by BETA and ADI. As part of the financing that occurred in May 2006, this outstanding balance was refinanced.

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

On May 31, 2006 the Company acquired all of the outstanding shares of Questar. Total consideration paid by the Company was $20,000,000 consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Preferred Stock of the Company valued at $1,000,000 and a $4,000,000 promissory note. The Company has also agreed to pay additional consideration in 2010 if Questar achieves certain revenue goals during the three fiscal years ending October 31, 2007, 2008 and 2009. The maximum contingent earn out payment is $12,500,000, of which up to $10,000,000 shall be paid half in cash and half in Series A-2 Preferred Stock and $2,500,000 shall be paid, if earned, at the election of the Company, in cash or additional shares of Series A-2 Preferred Stock, or any combination thereof, valued at fair market value at the time of issuance.

The Company financed the acquisition of Questar through senior debt and a private equity investment. The Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 and had issued on its behalf a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit.
The Loan Agreement contains ongoing financial covenants which are measured on an annual basis. The term loan is interest-only for the first six months of the loan, and then is payable in fifty-four equal monthly installments of principal and interest on a five year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR BBA rate and the Company is paying Banknorth a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan. The interest rate swap agreement expires after thirty months on December 1, 2008. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of Questar. The proceeds from the loans were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, and for working capital.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               July 31, 2006


NOTE 2 - ACQUISITIONS (continued)
---------------------------------

The Company also entered into a securities purchase agreement with Camden Partners Strategic Fund III, L.P. and Camden Partners
Strategic Fund III-A, L.P. (collectively, the "Investors"), pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") (valued at $7,500,000, based on a price of $4.50 per share). The proceeds from the sale of the Series A-1 Preferred Stock were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, with the balance being retained by the Company for working capital. Two members of the Company's Board of Directors, Donald W. Hughes and David L. Warnock, are also principals of each of the Investors.

The purchase price in the acquisition contained an allocation to Goodwill in the amount of $16,510,110. This amount is estimated at this time as the Company has not fully determined the individual values of other intangible assets, such as finite-lived intangibles, purchased from Questar. Any assignment of value to other intangible assets will reduce the amount of estimated Goodwill that is currently reflected in these financial statements as such valuation may result in future amortization of any finite-lived assets. The accompanying financial statements do not include any amortization expense that may result from the recognition of finite-lived intangibles upon completion of management's valuation.

The Company has entered into employment agreements for an initial twenty-four month term with certain members of the management of Questar. Such employment agreements with the Questar management team include non-competition covenants and proprietary rights agreements.



The following unaudited pro forma income statement data presents the
                        --- -----
consolidated results of operations of the Company had the acquisitions of ADI and Questar occurred at the beginning of the earliest period presented:

                                Nine months ended July 31,              Three months ended July, 31,
                                --------------------------              ----------------------------
                                  2006              2005                  2006               2005
                                  ----              ----                  ----               ----

Net revenue                    $36,525,830       $29,514,657            $12,840,844        $8,552,635
Net income                     $ 2,407,150       $ 2,043,981            $   534,176        $  526,016
Basic earnings per share             $ .50             $ .42                  $ .11             $ .11
Diluted earnings per share           $ .48             $ .41                  $ .11             $ .11


The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or the results which may occur in the future.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                July 31, 2006


NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

Accounts receivable consist of the following:

                                          July 31,        October 31,
                                            2006              2005
                                            ----              ----
                                        (UNAUDITED)

Billed, net of allowance                $6,667,597        $2,559,630
Unbilled (costs in excess of billing)    1,717,395           327,285
                                        ----------        ----------

                                        $8,384,992        $2,886,915
                                        ==========        ==========


Management expects that the unbilled accounts receivable will be collected; therefore, no allowance for doubtful accounts has been recorded on this balance. Allowances for doubtful accounts at July 31, 2006 and October 31, 2005 are based on prior collection experience and pertain to billed accounts receivable.

NOTE 4 - OTHER LIABILITIES
--------------------------

Other liabilities consist of the following:


                                          July 31,        October 31,
                                            2006              2005
                                            ----              ----
                                        (UNAUDITED)

Billings in excess of costs             $  30,390          $  22,921
Customer advance                          225,309            294,608
                                        ---------          ---------

                                        $ 255,699          $ 317,529
                                        =========          =========


NOTE  5 - ACCRUED EXPENSES
--------------------------

Accrued expenses consist of the following:

                                          July 31,        October 31,
                                            2006              2005
                                            ----              ----
                                        (UNAUDITED)

Retirement plans                        $  229,811         $ 262,723
Compensation                               586,107           174,590
Professional fees                           45,981           208,828
Royalties                                    2,767            12,571
Outside Service                             11,426           212,024
Rent                                       111,152            93,084
Purchases                                       --            93,405
Consulting                                      --           128,573
Interest                                    94,425                --
Corporate Tax                              122,465                --
Other                                      262,493           242,165
                                        ----------        ----------

                                        $1,466,627        $1,427,963
                                        ==========        ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                July 31, 2006


NOTE 6 - STOCK-BASED COMPENSATION
---------------------------------

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                July 31, 2006


NOTE 6 - STOCK-BASED COMPENSATION (continued)
---------------------------------------------

As a result of the adoption of FAS No. 123(R), the Company's results for the three-month period ended July 31, 2006 include stock option compensation expense totaling $65,192 and for nine-months ended July 31, 2006, $151,777. Such amount has been included in the Consolidated Statements of Operations within general and administrative expenses. The Company recognized related tax benefits associated with share-based compensation arrangements totaling approximately $26,000 during the three-month period ended July 31, 2006 and $60,000 during the nine-month period ended July 31, 2006. The impact of the adoption is a reduction of net income before tax and after tax for the three months ended July 31, 2006 of $65,192 and $39,192 and for the nine-months ended July 31, 2006 of $151,777 and $91,777, respectively. In addition, basic and diluted net income per share is decreased by approximately $0.02. There was no impact on cash flows from operations and cash flows from financing activities. Stock option compensation expense calculated and disclosed under APB No. 25 in the Notes to the Consolidated Statements of Operations for the three months ended July 31, 2005 totaled $141,134.

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

The weighted average estimated fair value of stock options granted in the three months ended July 31, 2006 and 2005 was $3.56 and $3.75, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS No. 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options are as follows:


                                               Three Months Ended
                                   July 31, 2006                July 31, 2005
                                   -------------                -------------

    Expected term (in years)            10                           10
    Expected volatility                125%                         121%
    Expected dividend yield              0%                           0%
    Risk-free interest rate           4.88%                        4.23%

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                July 31, 2006


NOTE 6 -STOCK-BASED COMPENSATION (continued)
--------------------------------------------

The following table addresses the additional disclosure requirements of FAS No. 123(R) in the period of adoption. The table illustrates the effect on net income and income per share as if the fair value recognition provisions of FAS No. 123(R) had been applied to all outstanding and unvested employee awards in all prior periods:


                                    For the Three          For the Nine           For the Three
                                    Months Ended           Months Ended           Months Ended
                                  January 31, 2006         July 31, 2005          July 31, 2005
                                  ----------------         -------------          -------------
                                     (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
Net income (loss)
 attributable to common
 stockholders, as reported           ($159,975)              $365,422               $148,184
Add: Stock-based compensation
 included in report net
 income (loss)                              --                     --                     --
Deduct: Total stock based
 compensation expense
 determined under the fair
 value based method for all
 awards, net of tax                     95,798                183,532                 83,269
                                     ---------               --------               --------
Pro forma net income
 attributable to common
 stockholders                        ($225,773)              $181,890               $ 64,915
                                     =========               ========               ========
Net income per share:
Basic net income (loss per
 share - as reported                    ($0.05)                 $0.13                  $0.05
Diluted net income (loss)
 per share - as reported                ($0.05)                 $0.12                  $0.05

Basic net income (loss) per
 share - pro forma                      ($0.09)                 $0.07                  $0.02
Diluted net income (loss)
 per share - pro forma                      --                  $0.06                  $0.02



The Company granted 7,500 and 12,500 options to purchase shares of the Company's Common Stock under the 2000 Plan and the Directors Plan, respectively, during the three months ended April 30, 2006 at exercise prices of $2.85 per share and $2.96 per share, respectively. During the three months ended July 31, 2006 the Company granted 135,000 options to officers of the company at exercise prices of $4.50 per share.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                July 31, 2006


NOTE 6 -STOCK-BASED COMPENSATION (continued)
--------------------------------------------

      The following table represents stock options granted, exercised, and forfeited for all Company stock option plans during the quarter ended July 31, 2006.


                                         Weighted      Weighted
                                         Average       Average
                                         Exercise      Remaining
                          Number of      Price         Contractual     Intrinsic
                          Shares         per Share     Term            Value
                          ------------------------------------------------------

Stock Options
Outstanding at
May 1, 2006               797,713           $2.76

Granted                   135,000            4.50

Exercised                  (1,000)           2.10

Forfeited/expired         (41,250)           4.376
--------------------------------------------------------------------------------

Outstanding at                                          5 years,
July 31, 2006             890,463            $2.97      9 months        $692,671
--------------------------------------------------------------------------------

Exercisable at                                          4 years,
July 31, 2006             706,713            $ 2.68     10 months       $777,296



The intrinsic value of all stock options exercised during the three months ended July 31, 2006, was $1,650. Cash received from the exercise of all stock options during the three months ended July 31, 2006, was $2,100. There were 34,500 stock options exercised during the three months ended July 31, 2005 which resulted in cash proceeds to the Company of $25,090.

As of July 31, 2006, there was $413,951 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 3 years.


NOTE 7 - AMENDMENT TO LINE OF CREDIT AGREEMENT
----------------------------------------------

In May 2006, the Company's line of credit agreement was refinanced to increase the credit line from $1,200,000 to $4,000,000 and extended the due date of the loan to April 30, 2008. The Company borrowed $925,000 under the line of credit during the three months ended July 31, 2006. The line is secured by the assets of the Company.

                               SIGNATURE

            In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TOUCHSTONE APPLIED SCIENCE
                                 ASSOCIATES, INC.



                                 By: /s/ ANDREW L. SIMON
                                     -----------------------------
                                     Andrew L. Simon
                                     President and Chief Executive
                                     Officer

                                 By: /s/ JAMES J. WILLIAMS
                                     ------------------------------
                                     James Williams
                                     Vice President and Chief
                                     Financial Officer

Date:  September 14, 2006

                           EXHIBIT INDEX

        3.1 Amended Certificate of Designations of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on May 25, 2006 (incorporated by reference from the Company's Current Report on Form 8-K, filed on June 6, 2006, as amended on August 14, 2006 (collectively, the "Questar 8-K"))

        4.1 Voting Agreement, dated as of May 31, 2006, by and among Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P. and Touchstone Applied Science Associates, Inc. (incorporated by reference from the Questar 8-K)

        4.2 Investor Rights Agreement, dated as of May 31, 2006, by and among Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P. and Touchstone Applied Science Associates, Inc. (incorporated by reference from the Questar 8-K)

        4.3 Questar Investor Rights Agreement, dated as of May 31, 2006, by and among John Adams, David Ihle, Theodore Naegeli, Terry Appleman, Mark Budde, MaJeana Hallstrom, Greg Lindstrom and Susan Trent, and Touchstone Applied Science Associates, Inc. (incorporated by reference from the Questar 8-K)

        4.4 Warrant Certificate issued to Signal Hill Capital Group, LLC dated May 31, 2006 (incorporated by reference from the Questar 8-K)

       10.1 Stock Purchase Agreement, dated as of May 31, 2006, by and among John Adams, David Ihle, Theodore Naegeli, Terry
            Appleman, Mark Budde, MaJeana Hallstrom, Greg Lindstrom and Susan Trent, and Touchstone Applied Science Associates, Inc. (incorporated by reference from the Questar 8-K)

       10.2 Subordinated Note, dated May 31, 2006, issued by Touchstone Applied Science Associates, Inc. to Questar Data Systems, Inc., as paying agent for the selling shareholders of Questar Educational Systems, Inc. (incorporated by reference from the Questar 8-K)

       10.3 Escrow Agreement, dated as of May 31, 2006, by and among John Adams, David Ihle, Theodore Naegeli, Terry Appleman, Mark Budde, MaJeana Hallstrom, Greg Lindstrom, Susan Trent, and Rider, Weiner & Frankel, P.C. and Touchstone Applied Science Associates, Inc. (incorporated by reference from the Questar 8-K)

       10.4 Loan Agreement, dated as of May 31, 2006, by and among Touchstone Applied Science Associates, Inc., Questar Educational Systems, Inc. and TD Banknorth, N.A. (incorporated by reference from the Questar 8-K)

       10.5 Security Agreement, dated as of May 31, 2006, between
            Touchstone Applied Science Associates, Inc. and TD Banknorth, N.A. (incorporated by reference from the Questar 8-K)

       10.6 Security Agreement, dated as of May 31, 2006, between Questar Educational Systems, Inc. and TD Banknorth, N.A.
            (incorporated by reference from the Questar 8-K)

       10.7 Series A Convertible Preferred Stock Purchase Agreement, dated as of May 31, 2006, by and among Camden Partners Strategic Fund III, L.P., Camden Partners Strategic Fund III-A, L.P. and Touchstone Applied Science Associates, Inc. (incorporated by reference from the Questar 8-K)

       31.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith)

       31.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith)

       32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith)