Form 10-K/A
period 2005-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2007-01-26
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB/A
(Mark One)
      [X]  Annual report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934
               For the fiscal year ended October 31, 2005
      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
      Commission files number            0-20303
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

      This Amendment No. 1 on Form 10-KSB/A includes the restated audited consolidated financial statements for the fiscal years ended October 31, 2005 and 2004, which supersede the Company's previously issued audited consolidated financial statements for such fiscal years. This Amendment No. 1 also includes related changes to the disclosures in "Management Discussion and Analysis or Plan of Operation". See Note 1 to the accompanying audited consolidated financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal years ended October 31, 2005 and 2004.


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

      This Amendment No. 1 on Form 10-KSB/A includes the restated audited consolidated financial statements for the fiscal years ended October 31, 2005 and 2004, which supersede the Company's previously issued audited consolidated financial statements for such fiscal years. This Amendment No. 1 also includes related changes to the disclosures in "Management Discussion and Analysis or Plan of Operation". See Note 1 to the accompanying audited consolidated financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal years ended October 31, 2005 and 2004.


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
                          ----------------------------------------------------------------------------

                             %                        %                     %                      %
                           Change         $        Change       $        Change        $        Change
                        ------------------------------------------------------------------------------

Proprietary Products
and Services               10.2%      $3,976.7      11.3%     $4,481.0     1.2%     $4,428.3      3.9%

Custom Test
Development and
Services                   44.6%      $7,709.9      15.0%     $6,704.3    25.7%     $5,333.4     61.6%

Total Revenues
from Assessment
Products and Services      19.7%     $11,686.6       4.5%    $11,185.3    14.6%     $9,761.7     29.1%


        The following are selected ratios as a percentage of revenues from continuing operations based on the Company's financial statements:

                                            Fiscal Year Ended October 31,
                                            -----------------------------

                                               2005      2004     2003
                                             ----------------------------

                                             ============================
Revenues from continuing operations. . . . .   100%      100%     100%
   Gross profit margins. . . . . . . . . . .    49%       48%      48%
Operating expenses:
   Selling expenses. . . . . . . . . . . . .    12%       11%      15%
   General & administrative. . . . . . . . .    31%       26%      24%
Income from operations. . . . . . . . . . . .    6%       11%       9%
Other income (expense). . . . . . . . . . . .    1%        1%      (4%)
   Interest expense, net. . . . . . . . . . .   --        --       (4%)
Income before income taxes
from continuing operations. . . . . . . . . .    7%       12%       5%
Income taxes. . . . . . . . . . . . . . . . .    3%        5%       3%
Income from continuing operations. . . . . .     4%        7%       3%
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

        GENERAL AND ADMINISTRATIVE.  The Company's general and
        --------------------------
administrative ("G&A") expenses for Fiscal 2005 increased $783,726, or 27.5%, from $2,853,372 in Fiscal 2004 to $3,637,098 in Fiscal
2005. G&A expense as a percentage of revenues is 31% in Fiscal 2005 versus 26% in Fiscal 2004. Almost half of the increase relates to the G&A expenses associated with the evaluation and implementation of internal controls necessary to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Increased professional fees with respect to new regulatory requirements and interior restructuring expenses also include the Company's hiring of a new Chief Operating Officer for its proprietary unit. Further, the infrastructure component of G&A costs increased as a result of the acquisitions of AEC and ADI completed during Fiscal 2005.

        INCOME FROM OPERATIONS.  Income from operations decreased by
        ----------------------
$631,009, or 50% from $1,257,946 in Fiscal 2004 to $626,937 in
Fiscal 2005. The decrease in income is primarily due to increases in selling, scoring and administrative expenses.

        EBITDA FROM OPERATIONS.  Earnings before interest, taxes,
        ----------------------
depreciation and amortization on the Company's operations were $1,305,945 for Fiscal 2005 versus $1,845,572 for Fiscal 2004. The decline in EBITDA from operations is a direct result of the decline in income from operations.

        EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from operations to EBITDA from operations.

                          EBITDA From Operations

                                   Fiscal 2005            Fiscal 2004
                                   -----------            -----------

Income from Operations             $  626,937             $1,257,946
Depreciation & Amortization        $  679,008             $  587,626
EBITDA from Operations             $1,305,945             $1,845,572

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

        INCOME AND EARNINGS PER SHARE.  The Company had net income of
        -----------------------------
$802,441 in Fiscal 2004 versus net income of $432,529 in Fiscal 2005.

        The Company had diluted earnings per share of $0.28 in Fiscal 2004 versus diluted earnings per share of $0.14 in Fiscal 2005.

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

        GENERAL AND ADMINISTRATIVE.  The Company's general and
        --------------------------
administrative expenses for Fiscal 2004 increased $508,515, or 21.7%, from $2,344,857 in Fiscal 2003 to $2,853,372 in Fiscal 2004.
Almost 56% of the increase in G&A expense is due to the lease on the company building. In July 2003, the Company entered into a sale-lease back on its corporate headquarters. Therefore, during Fiscal 2004, the Company had lease expense for the full year versus four months of lease expense in Fiscal 2003. Additionally, because of strong performance in Fiscal 2004, approximately 15% of the increase in G&A expense is represented by performance bonuses in excess of those awarded in Fiscal 2003. Also, during Fiscal 2003, the Company recorded for the first time an accrual for unused employee vacation of $155,539. The carry forward accrual in Fiscal 2004 increased by $33,602, this increase was charged to G&A expense.

        INCOME FROM OPERATIONS.  Income from operations increased by
        ----------------------
$369,503, or from $888,443 in Fiscal 2003 to $1,257,946 in Fiscal
2004. The increase in income is due to increased revenues, partially offset by higher cost of sales.

        EBITDA FROM OPERATIONS.  Earnings before interest, taxes,
        ----------------------
depreciation and amortization on the Company's operations were $1,845,572 for Fiscal 2004 versus $1,493,753 for Fiscal 2003.
EBITDA has been adversely affected by the sale leaseback of the Company's building.

        EBITDA is a non-GAAP financial measure and should not be used as a substitute for the directly comparable GAAP financial measure. In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from operations to EBITDA from operations.

                          EBITDA From Operations

                                   Fiscal 2004            Fiscal 2003
                                   -----------            -----------

Income from Operations             $1,257,946             $  888,443
Depreciation & Amortization        $  587,626             $  605,310
EBITDA from Operations             $1,845,572             $1,493,753


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

        INCOME AND EARNINGS PER SHARE.  Combining income from both
        -----------------------------
continuing and discontinued operations, the Company had net income of $442,210 in Fiscal 2003 versus net income of $802,441 in Fiscal 2004.

        For Fiscal 2003, the Company had diluted earnings per share of $0.17, versus diluted earnings per share of $0.28 in Fiscal 2004.
Diluted earnings from continuing operations were $0.10 per share in Fiscal 2003, as compared to $0.28 in Fiscal 2004.

        The diluted weighted average shares outstanding were 2,661,014 in Fiscal 2003 versus 2,870,327 in Fiscal 2004.

LIQUIDITY AND WORKING CAPITAL

        WORKING CAPITAL.  Working capital increased by $53,706 during
        ---------------
Fiscal 2005 from $2,792,810 at October 31, 2004 to $2,846,516 at
October 31, 2005. This increase resulted primarily from the increase in cash and accounts receivable. A portion of the increase in accounts receivable is attributable to the timing of invoices sent by BETA shortly before the end of Fiscal 2005. In addition, accounts receivable increased from the acquisitions of AEC and ADI. The ratio of current assets to current liabilities was approximately 2.54 to 1.0 at the end of the Fiscal 2004 versus 2.02 to 1.0 at the end of Fiscal 2005.

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


                                           Fiscal Year Ended October 31,
                                    ------------------------------------------

                                        2005            2004            2003
                                    ------------------------------------------

Income Statement Data:
Operating revenues                  $11,686,649      $11,185,254    $9,761,638
Gross profit                          5,696,322        5,389,496     4,686,490
Income before income taxes              728,307        1,381,449       526,316
Income from continuing operations       432,529          802,441       261,992
Income (loss) from discontinued
   operations
   Loss from operations
   net of income tax (benefit) of
   ($248,127) in Fiscal 2003                  0                0      (372,190)
   Income on disposal, net
   of income tax of $309,349 in
   Fiscal 2003                                0                0       552,408
   Income from discontinued
   operations                                 0                0       180,218
Net income                              432,529          802,441       442,210
Diluted earnings per share from
continuing operations                     $0.14            $0.28         $0.10
Balance Sheets:
Current assets                       $5,633,491       $4,605,990    $2,998,149
Total assets                         11,878,825        8,766,162     7,609,092
Long-term obligations                 1,396,212          120,291        30,400
Total liabilities                     5,019,442        2,895,163     2,600,429
Working capital                       2,846,516        2,792,810     1,515,251
Stockholders' equity                  6,859,383        5,870,999     5,008,663

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



ITEM 7. FINANCIAL STATEMENTS

                            EXPLANATORY NOTE
                            ----------------

	This Amendment No. 1 on Form 10-KSB/A includes the restated audited consolidated financial statements for the fiscal years ended October 31, 2005 and 2004, which supersede the Company's previously issued audited consolidated financial statements for such fiscal years. This Amendment No. 1 also includes related changes to the disclosures in "Management Discussion and Analysis or Plan of Operation". See Note 1 to the accompanying audited consolidated financial statements. Except as otherwise specifically noted, all information contained herein is as of October 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal years ended October 31, 2005 and 2004.

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

         Additionally, during the course of Fiscal 2006 the Company identified a previously unrecorded liability for employee's earned but unused vacation. The Company's written policy has been to allow employees who have earned vacation hours as a result of their employment to carry forward a limited amount of the unused vacation at each fiscal year end. When an employee terminates employment with the Company the value (based upon an employee's daily pay rate) of any earned but unused vacation is paid by the Company in the form of a cash payment to the former employee. This carry forward provision within the Company's employee benefits policy creates a future accrued liability that according to Generally Accepted Accounting Principles ("GAAP") should be valued and recorded as a liability of the Company during each fiscal reporting period. As a result, the Company has recorded a liability of $259,866 and $189,141 for the fiscal years ended October 31, 2005 and 2004, respectively. The recording of this liability results in a reduction of net income before tax of $70,725 and $33,602 for fiscal years ended October 31, 2005 and 2004, respectively. On January 16, 2007 the Company concluded that the Company should restate its consolidated financial statements for the fiscal years ended October 31, 2005 and 2004 however the financial impact of a change in unused vacation liability to the Company's un-audited consolidated financial statements for any individual quarter end during Fiscal 2005, 2004 and 2003 is immaterial and no restatement is deemed necessary. Such restatements of the annual financial statements do not affect the Company's revenues from operations for any of these periods. The restatements result in the inclusion of a previously unrecorded liability for employee's earned but unused vacation on the Company's Consolidated Balance Sheets and the recording of the related G&A expense on the Consolidated Statements of Income.

         As of the end of Fiscal 2004 and Fiscal 2005, the Company's management, including the CEO, concluded that, because the Company had not separated the CEO and CFO functions, the Company's Disclosure Controls were not effective at the end of such fiscal year to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Subsequently, in June 2006, the Company hired a CFO thus separating the responsibility from the CEO function.

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

As discussed in Note 1 to the Consolidated Financial Statements, the accompanying 2005 and 2004 financial statements have been restated.


Lazar Levine & Felix LLP
New York, New York
January 19, 2006
Except to Note 1 as to which the date is January 12, 2007

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                  October 31,
                                                                  -----------
                                                             2 0 0 5       2 0 0 4
                                                             -------       -------
ASSETS
------

Current assets:
  Cash and temporary investments                        $ 1,289,630      $ 1,751,487
  Accounts receivable, net of allowance for
   doubtful accounts of
   $2,683 and $4,417, respectively                        2,886,915        1,526,559
  Inventories                                               467,762          431,196
  Prepaid expenses and other current assets                 397,420          338,354
  Restricted cash                                            20,347           21,954
  Deferred income taxes                                     571,417          536,440
                                                        -----------      -----------

     Total current assets                                 5,633,491        4,605,990
                                                        -----------      -----------


Property, plant and equipment - net of
 accumulated depreciation of $488,863 and
  $284,567, respectively                                    675,999          525,319


Other assets:
  Test passage bank and test development,
   net of accumulated amortization of $3,579,751
   and $3,174,865, respectively                           2,750,239        2,227,077
  Goodwill                                                1,969,542          198,159
  Deferred income taxes                                     596,623          883,328
  Other assets                                              252,931          326,289
                                                        -----------      -----------

     Total assets                                       $11,878,825       $8,766,162
                                                        ===========      ===========












See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                   CONSOLIDATED BALANCE SHEETS (Continued)
                                                                     October 31,
                                                                     -----------
                                                               2 0 0 5        2 0 0 4
                                                               -------        -------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


Current liabilities:
  Lines of credit                                           $       --     $         --
  Current maturities of long-term debt                         166,750           28,606
  Accounts payable                                             489,428          119,448
  Accrued expenses                                           1,427,963        1,288,230
  Other liabilities                                            317,529           62,316
  Accrued employee vacation                                    259,866          189,141
  Deferred gain on sale of building -
   current portion                                             125,439          125,439
                                                            ----------     ------------

     Total current liabilities                               2,786,975        1,813,180
                                                            ----------     ------------

Long-term debt:
  Long-term debt, net of current portion                     1,396,212          120,291
  Deferred gain on sale of building, net
   of current portion                                          836,255          961,692
                                                            ----------     ------------

     Total liabilities                                       5,019,442        2,895,163
                                                            ----------     ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value,
   5,000,000 shares authorized,
   0 shares-issued and outstanding                                  --               --
  Common stock, $.0001 par value,
   20,000,000 shares authorized,
   2,909,738 and 2,627,703 shares issued
   and outstanding, respectively                                   291              263
  Additional paid-in capital                                 6,164,387        5,609,480
  Subscriptions receivable                                          --             (920)
  Retained earnings                                            694,705          262,176
                                                            ----------     ------------

     Total stockholders' equity                              6,859,383        5,870,999
                                                            ----------     ------------


Total liabilities and stockholders' equity                 $11,878,825     $  8,766,162
                                                           ===========     ============




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF INCOME



                                                       Fiscal Years Ended October 31,
                                                       ------------------------------
                                                   2 0 0 5        2 0 0 4        2 0 0 3
                                                   -------        -------        -------


Net revenue                                     $11,686,649     $11,185,254      $9,761,638

Cost of goods sold                                5,990,327       5,795,758       5,075,148
                                                -----------     -----------      ----------

Gross profit                                      5,696,322       5,389,496       4,686,490
                                                -----------     -----------      ----------

Operating expenses:
  Selling expenses                                1,432,287       1,278,178       1,453,190
  General and administrative expenses             3,637,098       2,853,372       2,344,857
                                                -----------     -----------      ----------


Total operating expenses                          5,069,385       4,131,550       3,798,047
                                                -----------     -----------      ----------


Income from operations                              626,937       1,257,946         888,443


Other income (expense):
  Gain on sale/leaseback of building                125,439         125,439          41,813
  Interest expense, net                             (24,069)         (1,936)       (403,940)
                                                -----------     -----------      ----------

Income before income taxes                          728,307       1,381,449         526,316

Income taxes                                        295,778         579,008         264,324
                                                -----------     -----------      ----------

Income from continuing operations                   432,529         802,441         261,992
                                                -----------     -----------      ----------

Income (loss) from discontinued operations:
  Loss from operations
   net of income tax (benefit) of
   $(248,127) in Fiscal 2003                             --              --        (372,190)
  Income (loss) on disposal, net
   of income tax expense of
   $309,349 in Fiscal 2003                               --              --         552,408
                                                -----------     -----------      ----------
Income (loss) from discontinued operations               --              --         180,218
                                                -----------     -----------      ----------


Net income                                      $   432,529    $    802,441     $   442,210
                                                ===========    ============     ===========





See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF INCOME (Continued)



                                                       Fiscal Years Ended October 31,
                                                       ------------------------------
                                                   2 0 0 5        2 0 0 4        2 0 0 3
                                                   -------        -------        -------

Weighted average shares outstanding:
  Basic                                          2,807,275       2,614,662       2,596,252
  Diluted                                        3,023,262       2,870,327       2,661,014

Basic earnings per share
  Continuing operations                         $      .15      $      .31      $      .10
  Discontinued operations                               --              --             .07
                                                ----------      ----------      ----------

                                                $      .15      $      .31      $      .17
                                                ==========      ==========      ==========

Diluted earnings per share
  Continuing operations                         $      .14      $      .28      $      .10
  Discontinued operations                               --              --             .07
                                                ----------      ----------      ----------

                                                $      .14      $      .28      $      .17
                                                ==========      ==========      ==========-




















See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                             Additional                                     Retained
                  Preferred Stock         Common Stock       Paid-in      Deferred        Subscriptions     Earnings
                Shares      Amount     Shares      Amount    Capital      Interest        Receivable        (Deficit)
                ------      ------     ------      ------    -------      --------        -------------     --------




Balance at
 October 31,
 2002             --      $   --       2,594,453    $259      $5,538,393    $(117,293)    $    --         $  (982,475)

Exercise of
 employee
 stock options    --          --           9,000       1          10,275           --          --                  --
Interest expense  --          --              --      --              --      117,293          --                  --
Net income        --          --              --      --              --           --          --             442,210
                 ---      ------       ---------    ----      ----------    ---------     -------         -----------

Balance at
 October 31,
 2003             --          --       2,603,453     260       5,548,668           --          --            (540,265)

Issuance of
  warrants        --          --              --      --          42,700           --          --                  --
Exercise of
  employee
  stock
  options         --          --          24,250       3          18,112            --       (920)                 --
Net income        --          --              --      --              --            --         --             802,441
                 ---      ------       ---------    ----      ----------     ---------     -------         ----------

Balance at
 October 31,
 2004             --          --       2,627,703     263       5,609,480            --       (920)            262,176

Exercise of
 employee
 stock
 options          --          --          42,500       4          28,986            --         --                  --
Stock
 subscription
 received         --          --              --      --              --            --        920                  --
Acquisition
 of AEC           --          --          12,000       1          38,999            --         --                  --
Acquisition
 of ADI           --          --          89,488       9         331,633            --         --                  --
Exercise
 of warrants      --          --         138,047      14         155,289            --         --                  --
Net Income        --          --              --      --              --            --         --             432,529
                 ---      ------         -------     ---       ---------      --------      -----           ---------

Balance at
 October 31,
 2005             --          --       2,909,738    $291      $6,164,387    $       --    $    --            $694,705
                 ===      ======       =========    ====      ==========    ==========    =======           ---------



See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Fiscal Years Ended October 31,
                                                              ------------------------------
                                                         2 0 0 5        2 0 0 4         2 0 0 3
                                                         -------        -------         -------

OPERATING ACTIVITIES
Net income                                            $   432,529     $  802,441     $   442,210
Adjustments to reconcile net
income to net cash provided
by operating activities:
  Depreciation and amortization                           679,008        587,626         605,310
  Deferred interest                                            --             --         117,293
  Deferred income taxes                                   251,728        503,476         190,543
  (Income) on discontinued
   operations                                                  --             --        (861,757)
  Bad debt expense                                         (1,732)            --         (17,463)
  (Gain) on sale/leaseback of building                   (125,439)      (125,439)        (41,813)
Changes in operating assets and liabilities:
  Restricted cash                                           1,607           (498)        (21,456)
  Accounts receivable                                  (1,219,977)      (566,572)        128,583
  Inventories                                             (36,566)        80,214         (82,668)
  Prepaid expenses                                        (55,555)        (8,906)        108,087
  Other assets                                               (866)            --          (1,388)
  Other liabilities                                       255,213         62,316              --
  Unused employee vacation                                 70,725         33,602         155,539
  Accounts payable and accrued expenses                   299,900        213,355         (32,666)
                                                      -----------     ----------       ---------


NET CASH FLOWS FROM OPERATING ACTIVITIES                  550,575      1,581,615         688,354
                                                      -----------     ----------       ---------


INVESTING ACTIVITIES
  Test passage bank and test development                 (928,048)      (480,463)       (355,518)
  Software development costs                                   --        (13,971)       (175,682)
  Prepublication costs                                         --       (135,927)       (169,960)
  Proceeds from the sale of building                           --             --       2,875,000
  Cash and fees paid to acquire
   stock of Achievement Data, Inc. ("ADI")             (1,318,350)            --              --
  Cash and fees paid to acquire
   stock of Assessment & Evaluation
   Concepts, Inc. ("AEC")                                 (83,000)            --              --
  Proceeds from the sale of
   discontinued operations                                     --             --       4,070,000
  Closing costs on sale of building                            --             --        (161,891)
  Closing costs on sale of
   discontinued operations                                     --             --        (556,037)
  Acquisition of fixed assets                            (270,279)      (291,294)       (299,174)
                                                      -----------     ----------       ---------



NET CASH FLOWS FROM INVESTING ACTIVITIES               (2,599,677)      (921,655)      5,226,738
                                                      -----------     ----------       ---------









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

Restatement
-----------

The audited consolidated financial statements included in this Report for the Company's fiscal years ended October 31, 2005 and 2004, have been restated and supersede the Company's previously-issued audited consolidated financial statements for such fiscal years. See subsequent disclosure in Note 1 regarding Accrued Expenses.

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
                                           ==========     ==========

Accrued Employee Vacation
-------------------------

Subsequent to the issuance of the Company's audited consolidated financial statements in its Form 10-KSB for the fiscal years ended October 31, 2005 and 2004 the Company concluded that it had previously omitted an accrued liability recognizing the effect of its employee's earned but unused vacation and that such omission was not consistent with generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement does not affect previously reported revenues for the restated period or future periods.

A summary of the significant effects of the restatement is as follows:

                                      As Previously
                                         Reported                        Restated          Restated
                                           2005            2004            2005              2004
                                           ----            ----            ----              ----

As of October 31,
-----------------

Accrued employee vacation                 $ 0             $ 0           $259,866          $189,141
Retained earnings                         850,625         375,661        694,705           262,176

For the fiscal year ended October 31,
-------------------------------------

Income before income taxes                799,032       1,415,051         728,307        1,381,449
Income taxes                              324,068         592,448         295,778          579,008
Income from continuing operations         474,964         822,603         432,529          802,441
Net Income                                474,964         822,603         432,529          802,441
Net Income per common share
   Basic (from continuing operations)         .17             .31             .15              .31
   Diluted (from continuing operations)       .16             .29             .14              .28


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

The pro forma net income and income per share consists of the following:

                                  Fiscal Years Ended October 31,
                                  ------------------------------
                                 2005          2004          2003
                                 ----          ----          ----

Net income as reported        $ 432,529     $ 802,441     $ 442,210
Effect of stock options,
 net of tax                    (290,650)     (138,993)      (18,443)
                              ---------     ---------     ---------
Pro forma net income          $ 141,879     $ 663,448     $ 423,767
                              =========     =========     =========


Historic basic earnings
 per share                    $     .15     $     .31     $     .17
Historic diluted earnings
 per share                    $     .14     $     .28     $     .17
Pro forma basic earnings
 per share                    $     .05     $     .25     $     .16
Pro forma diluted
 earnings per share           $     .05     $     .23     $     .16


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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS (Continued)
---------------------

The following unaudited pro forma income statement data presents the consolidated results of operations of the Company had the acquisitions of AEC and ADI occurred at the beginning of the earliest period presented:

                                   Year Ended October 31,
                                   ----------------------
                                   2005              2004
                                   ----              ----
Net revenue                   $12,968,960       $12,658,228
Net income                       $495,363          $930,951
Basic earnings per share             $.18              $.36
Diluted earnings per share           $.16              $.32

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
                                            =======


NOTE 12 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets and liabilities are comprised as follows:


                                                   October 31,
                                                   -----------
                                               2005           2004
                                               ----           ----

Deferred tax assets:
  Net operating loss                         $584,723       $806,436
  Sale/leaseback of building                  394,295        445,724
  Salaries                                     44,934         84,404
  Rent                                         38,164         24,697
  Employee vacation                           103,946         75,656
  Other                                        44,302          7,160
                                            ---------      ---------

  Gross deferred tax assets                 1,210,364      1,444,077
                                            ---------      ---------

Deferred tax liabilities:

  Goodwill                                    (36,102)        (8,607)
  Test passage bank and
   test development                            (6,222)       (15,702)
                                            ---------      ---------

  Gross deferred tax liabilities              (42,324)       (24,309)
                                            ---------      ---------

Net deferred tax assets                    $1,168,040     $1,419,768
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

The Company's income tax expense from continuing operations consists of the following:



                                  Fiscal Years Ended October 31,
                                  ------------------------------
                                 2005          2004          2003
                                 ----          ----          ----

Current:
  Federal                      $     --     $      --      $     --
  State                          44,050        75,531        73,781
                               --------     ---------      --------

                                 44,050        75,531        73,781
                               --------     ---------      --------

Deferred:
  Federal                       195,089       390,195       147,671
  State                          56,639       113,282        42,872
                               --------     ---------      --------

                                251,728       503,477       190,543
                               --------     ---------      --------

Provision for income taxes     $295,778     $ 579,008      $264,324
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



January 26, 2007

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

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman       January 26, 2007
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director              January 26, 2007
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director              January 26, 2007
-------------------------
    Steven R. Berger

/s/ DONALD W. HUGHES                 Director              January 26, 2007
-------------------------
    Donald W. Hughes

    CHRIS L. NGUYEN                  Director              January 26, 2007
-------------------------
    Chris L. Nguyen

/s/ LINDA G. STRALEY                 Director              January 26, 2007
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director              January 26, 2007
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director              January 26, 2007
-------------------------
    David L. Warnock