Form 10KSB
period 2006-10-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2007-03-13
CIK 726603

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB
(Mark One)
      [X]  Annual report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934
               For the fiscal year ended October 31, 2006
      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
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

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes         No    X
                                                -------    ---------

     State issuer's revenues for its most recent fiscal year: $23,686,213 for the fiscal year ended October 31, 2006.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $12,398,521 as of February 28, 2007. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes           	No
   ---------    ----------

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2007, 3,011,561 shares of Common Stock, par value $.0001 per share.

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
                          ----

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

                               PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

        Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market. The Company competes in both the custom and proprietary product lines of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against specific standards established by each individual state. The Company has recognized this trend and has aligned its long term and short term strategic initiatives and resources to take advantage of these changes in the market. During the fiscal year ended October 31, 2006 ("Fiscal 2006"), the Company decided to minimize its efforts in growing its proprietary products business, and to devote significant resources to expanding its custom testing services. The Company implemented this strategy by acquiring all the outstanding stock of Questar Educational Systems, Inc. ("Questar") in May 2006. Questar provides test delivery, scoring, and score analysis capabilities for state testing programs. In addition to the Questar acquisition, the Company had previously acquired all the outstanding stock of both Assessment and Evaluation Concepts, Inc. ("AEC") and Achievement Data, Inc. ("ADI") in January 2005 and July 2005, respectively.

        As a result of the Company's recent acquisitions and change in strategic initiatives, and because of the industry shift from proprietary to custom work, the Company believes that the descriptions of its revenues as either custom or proprietary are no longer representative of the Company's business. Consequently, the Company is combining categories in the reporting of its assessment revenues. In order to report clearly the growth of our business for prior versus current periods, we will be reporting revenues with Questar and without Questar since that acquisition has a significant impact on the overall revenues of the Company during the current reporting period.

        Revenues were $11.7 million for the fiscal year ended October 31, 2005 ("Fiscal 2005") and $23.7 million for Fiscal 2006. Fiscal 2006 revenues without Questar were $13.8 million.

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

SUMMARY OF RECENT ACQUISITIONS

        In January 2005, the Company acquired all of the outstanding stock of AEC for $122,000 consisting of $83,000 in cash and 12,000 shares of the Company's Common Stock. AEC provides professional consulting services in the areas of program evaluation, student assessment, professional development and data collection and reporting systems to state, federal and higher education institutions as well as private companies. In addition, options to purchase 50,000 shares of the Company's Common Stock were granted pursuant to the 2000 Stock Incentive Plan on the date of the closing exercisable at $3.06 per share. The options are exercisable commencing one year from the closing, through January 2015. Goodwill totaling $118,074 was recorded as a result of the acquisition.

        On July 1, 2005, the Company completed the acquisition of all of the outstanding stock of ADI. ADI provides on-line testing capabilities to state testing programs and also offers an electronic testing engine. The total consideration paid by the Company for the ADI stock was $1,650,000, consisting of $1,155,000 in cash, the issuance of 89,488 shares of Common Stock of the Company (valued at approximately $331,650, based on the average of closing prices for the Company's Common Stock for the five trading days preceding the closing) and $163,350 in subordinated promissory notes issued to two of the former stockholders of ADI. The promissory notes bear interest at the rate of 5% per annum and are payable in six semi-annual installments of principal plus interest. Goodwill totaling $1,653,309 was recorded as a result of the acquisition. In connection with the acquisition of ADI, the Company entered into a loan agreement with its bank, pursuant to which the Company borrowed an aggregate principal amount of $1,200,000, almost all of which was used to pay the purchase price for the shares of ADI and closing costs for the transaction, with the balance being retained by the Company for working capital.
Borrowings under the loan incur interest at the rate of 6.25% per annum. Interest only payments are due for the first year, and thereafter monthly payments of principal and interest of $23,339 through July 2011. The $1,200,000 bank loan was subsequently refinanced in May 2006.

        In May 2006 the Company acquired all of the outstanding shares of Questar. Questar provides test delivery, scoring and score analysis capabilities to state testing programs and also provides test material development. Total consideration paid by the Company was $20,000,000 consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Preferred Stock of the Company valued at $1,000,000, and a $4,000,000 promissory note. Goodwill totaling $11,678,544 was recorded as a result of the acquisition. The
Company also has valued and recorded $4,860,000 in intangible assets identified during the acquisition. The Company has also agreed to pay additional consideration in 2010 if Questar achieves certain revenue goals during the three years ending October 31, 2007, 2008, and 2009. The maximum contingent earn out payment is $12,500,000, of which up to $10,000,000 shall be paid half in cash and half in Series A-2 Preferred Stock and $2,500,000 shall be paid, if earned, at the election of the Company, in cash or additional shares of Series A-2 Preferred Stock, or any combination thereof, valued at fair market value at the time of issuance. The Company financed the acquisition through senior debt and a private equity investment. The Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 and had issued on its behalf a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit. The Loan
Agreement contains ongoing financial covenants which are measured on an annual basis beginning in October 2007. The term loan was interest-only for the first six months of the loan (through
November 2006), and thereafter is payable in fifty-four equal monthly installments of principal and interest on a five-year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR
BBA rate and the Company is paying Banknorth a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan. The interest rate swap agreement expires after thirty months on December 1, 2008. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of Questar. The proceeds from the loans were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, and for working capital.

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

        The Company has been aggressively integrating the operations of AEC, ADI and Quester into its operations generally since the respective acquisitions of such companies.


PROPOSED CHANGE OF CORPORATE NAME

        The Company will be changing its corporate name to Questar Assessment, Inc. This action was approved on January 24, 2007 by our Board of Directors, and as of February 5, 2007 by the holders of a majority of our issued and outstanding voting securities who have executed a written consent in lieu of a special meeting in accordance with the relevant sections of the Delaware General Corporation Law. Subject to compliance with the requirements of applicable securities laws and regulations, we expect the change in our corporate name to become effective in mid- March 2007.

THE MARKET

        As previously stated in the Overview section, there has been a decided shift over the past decade from the use of propriety assessment products to custom tests developed to measure the results of individual state standards. This has been reflected with the growth of the Company's custom test unit (BETA) as well as the recent acquisitions of ADI, AEC and Questar. Additionally, the Company recognized this trend and has been using its assets to build and expand its custom third party testing services.

        There are two components to the education industry that the Company competes in: summative assessments which are part of the NCLB state programs and the formative assessment programs that are used in schools and test for instructional purposes.

        The acquisition of Questar integrated with the Company's existing ability to develop and deliver custom test materials now enables the Company to take advantage of the NCLB driven market trend. The Company, previous to the acquisition, did not have the internal resources to bid on the large state custom-work contracts. Questar has experience in terms of management, systems and staff to win and manage large state-wide contracts that can deliver significant economic value. Questar's business has grown on it being able to provide scoring, scanning and reporting services to a state-wide student population level. Management anticipates that combining such capabilities with the Company's existing test development resources will create incremental value for the combined organizations.

BUSINESS DEVELOPMENT & MARKETING

        The Company markets its assessment products and services as follows:

       * Bidding on large scale contracts by responding to requests for proposal (RFP)

       * Utilizing its sales and senior executives to develop relationships and insights in the education market

       * Seeking partners by performing as either a prime or subcontractor on certain proposals based on our core capabilities

       * Producing catalogs and other direct mail materials to support propriety sales

       * Attending and presenting at trade conventions and industry shows to meet current and prospective clients

COMPETITION

        Success in the educational industry is based on technological superiority, service, product support, the availability of patent protection, and access to adequate capital, the ability to successfully develop and market products and processes and the ability to obtain government approvals. Although there is intense competition in the industry and there are both domestic and foreign companies which may be deemed dominant competitors, the Company believes that the features of its products coupled with its ability to provide quality services will permit the Company to compete successfully in its designated marketplace.

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

        Although there are a number of for-profit firms that develop, publish, market, and distribute educational tests, the market is dominated by a number of firms including: Pearson Educational
Measurement, Iowa City, Iowa; Harcourt Assessment, Inc., San
Antonio, Texas; CTB/McGraw-Hill, Lake Forest, Illinois, and
Monterey, California; and The Riverside Publishing Company,
Chicago, Illinois. As large, well-established publishers of educational tests and related products and services, these firms are considered strong competitors of the Company.

        There are a number of for-profit and non-profit organizations that provide test design, production and consulting services to states under contract. For example, National Evaluation Systems
(NES), Amherst, Massachusetts; and Pearson Educational Measurement, Iowa City, Iowa; are among the for-profit firms that supply test development, printing, distribution, and scoring services to individual states under contract. Among the non-profit organizations, Measured Progress, Inc. (Dover, New Hampshire), American College Testing Program (ACT), Iowa City, Iowa and Educational Testing Services (ETS), Princeton, New Jersey have conducted such contract work for states and ETS is the current contractor for the National Assessment of Educational Progress. By enabling states to have tests developed and administered to their own specifications, these for-profit and non-profit organizations compete directly with the Company's assessment division. In terms of size alone, these firms have greater marketing capability and resources than does the Company.

        Furthermore, there are a number of non-profit organizations that develop, publish and distribute educational tests such as the aforementioned ACT and ETS. In addition, there are various organizations that sponsor educational tests even though they do not have the technical capability to produce tests. For example, The College Board, New York, New York, sponsors the SAT which is developed for The College Board by ETS. All of these non-profit organizations have, or have access to, the capability to develop, publish and distribute tests to schools. Currently, ACT, The College Board, and ETS publish one or more educational tests for the school market.

EMPLOYEES

        As of October 31, 2006, the Company employed a total of 160 employees, of which 153 work on a full-time basis, and 7 work on a part-time basis. Of the 160 employees, 23 are engaged in research and/or test development, 114 are in operations, 13 are in executive capacities and 10 are in sales and marketing.

GOVERNMENT REGULATIONS

        NCLB legislation bodes well for TASA. NCLB requires that that student success be measured against specific standards established by each individual state. This state specific customization of testing assessment ties directly into the Company's initiative to expand its resources and service offerings in this area. NCLB is expected to provide annual funding for Fiscal 2007 of approximately $24.3 billion* to this initiative. Approximately half of that amount is for Title I funding, which requires schools to use a portion of this funding to evaluate student progress in reading.
The assessment and evaluation testing services being sought after by states in the subject matter of reading as well as other curriculums benefits the Company by having a large opportunistic customer market to draw from.

        NCLB also provides over one billion dollars* for annual testing in reading and math; Title III allows for three-quarters of a billion dollars* for bilingual and immigrant education and almost one billion dollars* for early language literacy. TASA has developed a full range of products and services to meet the needs of this legislation. This includes test development for "mainstream" programs in K-12 levels as well as English Language
Learners (ELL) and children eligible for alternative assessment.

  * Source - BMO Capital Markets Education and Training / September 2006

PATENTS, COPYRIGHTS, TRADEMARKS, TRADE SECRETS AND ROYALTIES

        The Company owns the copyrights in all of the proprietary assessments and instructional materials that it creates and asserts such rights as against third parties.

        The following are registered trademarks and/or service marks of the Company: TASA (for design and preparation of educational testing materials and test scores); TASA (with logo) (for design and preparation of educational testing materials and test scores); TASA (with logo) (for computer programs used in association with educational testing and instructional materials); Degrees of Reading Power; DRP Program The Readability Standard; BROWZER--> BOOKLINK (with logo); DRP-->EZ Converter; EZ Converter; DRP Linking Text to Ability; BookMatch; MicRA-->DRP (with logo); TextSense;
TASA Literacy; Signposts; Signposts (with logo); We've Done the Research for You; The MAC II Test of English Language Proficiency (with logo); DWM and Degrees of Word Meaning; Questar Educational Systems; Questar; Test Path; Score Point; and Service Point. An application for trademark registration is pending for SSSMART. TASA is the owner of the service mark "Questar Educational Systems", which is the only service mark registered with the United States Patent & Trademark Office utilizing "Questar" in Class 41, relating to educational testing and assessment services.

       Trade secrets are maintained by entering into license agreements, containing trade secret clauses, with third parties for their use of TASA software and certain proprietary data. In addition, all employees execute nondisclosure agreements as a condition of employment. The Company regularly asserts copyrights to all of its assessment and instructional materials.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company completed the sale/lease-back of its 30,000 square-foot headquarters building in Brewster, New York in July 2003. The building was constructed in 1987, with the second phase completed in 1991. In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a pre-tax gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The Company then signed a ten-year triple net lease for the building. The cost per square foot was $10.50 for the July 2003/June 2004 period and increases each year thereafter. The final year of the lease has a rental cost of $13.69 per square foot. As a result of the sale/leaseback, the gain is being recognized over the ten-year term of the lease as other income. Proceeds from the sale of the building were used to repay debt, to increase the Company's working capital and to fund the expansion of its scanning and scoring facility. In the fall of 2003, the Company completed an expansion of this scanning and scoring facility at a cost of approximately $250,000. This facility is now four times the capacity of the prior facility and has accommodated new growing business in this area. Additionally, subsequent to the end of Fiscal 2006, the Company entered into a short term lease commitment (February 2007 - July 2007) to occupy office space in Minnesota. The additional space was needed in order to enable the Company to complete certain customer project requirements during such period of time. The Company presently has no intention of renewing the lease after its termination.

        As part of the acquisition of Questar, the Company entered in two separate lease agreements with the former shareholders of Questar. Through one lease agreement, the Company rents approximately 49,000 square-feet of office space in Apple Valley, Minnesota. The initial term of this lease is for five years concluding on May 31, 2011 with the Company holding an option to renew for an additional five-year period. Pursuant to the second lease agreement, the Company uses 45,000 square-foot of distribution center also in Apple Valley, Minnesota. This lease also concludes on May 31, 2011 with the Company holding an option to renew for an additional five-year period. The Company also holds an option to lease an additional 11,000 square feet of distribution center space that is adjacent to the current distribution center. See "Certain Relationships and Related Transactions".

        BETA rents a small office facility in Austin, Texas, which affords good proximity to the Texas Education Agency. The Company's current lease concludes in November 2007. The Company made the decision to open the office in Texas because of the volume of business in that state.

        ADI rents approximately 4,400 square feet of office space in downtown Minneapolis, Minnesota. The Company's current lease concludes in October 2007. This space is used for offices, conference rooms, workstations and houses its project management personnel.

        The Company expends resources for capital improvements of its facilities as necessary.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, par value $.0001 per share (the "Common Stock"), is traded in the Nasdaq Electronic Bulletin Board under the symbol TASA.OB. The approximate high and low closing prices for each fiscal quarter in the two fiscal years ended
October 31, 2005 and October 31, 2006 were as follows:

                      Common Stock Prices
       --------------------------------------------

       Fiscal Quarter:       High ($)       Low ($)
       ---------------       --------       -------


         1st Qtr 05            3.33          3.05
         2nd Qtr 05            3.70          3.00
         3rd Qtr 05            4.50          3.20
         4th Qtr 05            4.50          3.85
         1st Qtr 06            4.20          3.01
         2nd Qtr 06            3.75          2.75
         3rd Qtr 06            4.00          2.21
         4th Qtr 06            6.85          3.70

        During the first quarter of Fiscal 2007, the Company's Common Stock had a high closing price of $7.50 and a low closing price of $6.00; and during the second quarter of Fiscal 2007 (through March
2, 2007), the Company's Common Stock had a high closing price of $7.10 and a low closing price of $6.00

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

        The Company's Common Stock is traded on the Nasdaq Electronic Bulletin Board.

        As of February 28, 2007, there were 66 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others or in nominee names exceeds approximately 600 in number.

        The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

        ACQUISITION OF QUESTAR.  The Company entered into a securities
        ----------------------
purchase agreement (the "Series A Convertible Preferred Stock
Purchase Agreement") with Camden Partners Strategic Fund III, L.P.
and Camden Partners Strategic Fund III-A, L.P. (collectively, the "Investors" or the "Camden Entities"), pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Preferred Stock (valued at $7,500,000, based on a price of $4.50 per share). The proceeds from the sale of stock were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, with the balance being retained by the Company for working capital. The transaction did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act.

        In the acquisition of Questar, the Company (a) issued to the selling shareholders of Questar, 222,222 shares of Series A-2 Preferred Stock (valued at $4.50 per share), as part payment of the purchase price at closing and (b) delivered to the escrow agent, 1,111,111 shares of the Series A-2 Preferred Stock (valued at $4.50 per share), which will be deemed earned by, and will be released to, the former shareholders of Questar if revenue goals over the earn out period of the three fiscal years ending October 31, 2007, 2008 and 2009, are met. Such escrowed shares are not deemed to be outstanding (and therefore, are not eligible to vote) until the revenues goals are met and the shares are released from escrow.
The issuance and sale of the Series A-2 Preferred Stock did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act.

        There is no trading market for the Company's Series A-1 Preferred Stock or Series A-2 Preferred Stock, and the Company has no intention of applying to list shares of its Preferred Stock.
The Company has agreed to use its best efforts to file a registration statement under the Act with respect to the shares of Common Stock underlying the Series A-1 Preferred Stock, upon request of the Investors, at any time following one year after the issuance date of the Series A-1 Preferred Stock, in accordance with the Investor Rights Agreement. With respect to the 222,222 shares of Series A-2 Preferred Stock issued as part payment of the purchase price at closing, the Company has agreed to use its best efforts to include such shares of Common Stock underlying the Series A-2 Preferred Stock in a registration statement if, and when, filed by the Company, upon request of the Investors, at any time following one year after the issuance date of the Series A-1 Preferred Stock. With respect to the escrowed shares, the Company has agreed to use its best efforts to file a registration statement under the Act for the shares of Common Stock into which the Series A-2 Preferred Stock will be convertible, upon request of the former shareholders of Questar following the release, if any, of the escrowed shares, or to include such shares of Common Stock in a registration statement if, and when, filed by the Company with respect to the shares of Common Stock beneficially owned by the Investors.

        Initially, the shares of Series A-1 Preferred Stock and the Series A-2 Preferred Sock are convertible into shares of Common Stock on a one-for-one basis. The conversion rate is subject to anti-dilution adjustments set forth in the Certificate of Designations for the Series A Preferred Stock. For the first three years after the issuance, neither Series A-1 Preferred Stock nor Series A-2 Preferred Stock will accrue dividends. Thereafter, dividends will accrue at the rate of 8% per annum, payable in cash or additional shares of Series A Preferred Stock, at the election of the Company; provided, however, that no shares of Series A-2 Preferred Stock will accrue any dividends until, and after the time when, the Series A-2 Preferred Stock is released to the selling shareholders of Questar in accordance with the Escrow Agreement.

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

        In connection with the sale of shares of Series A-1 Preferred Stock to the Investors, the Company entered into a voting agreement (the "Voting Agreement") with the Investors pursuant to which the Company has agreed that so long as the Investors own at least 50% of the Series A-1 Convertible Preferred Stock or the equivalent number of shares of Common Stock of the Company if converted, the Investors shall have the right to nominate up to three members of the Board of Directors of the Company. As of the date of this Report, the Investors have nominated David L. Warnock, and Donald
W. Hughes as two of the members of the Board of Directors they are permitted to nominate. Messrs. Warnock and Hughes are incumbent directors on the Board. Pursuant to the Voting Agreement, certain executive officers who are stockholders of the Company have agreed that so long as the Investors own at least 833,333 shares of Series A-1 Preferred Stock of the Company or the equivalent shares of Common Stock of the Company if converted, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Investors. In addition, at each meeting of stockholders for the purpose of electing directors, the Investors have agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

        EQUITY COMPENSATION PLANS. The following table describes the
        -------------------------
equity securities of the Company issuable as of October 31, 2006 pursuant to the Company's equity compensation plans. The Company has four equity compensation plans, each of which has been approved by the stockholders of the Company: (1) the Amended and Restated 1991 Stock Incentive Plan (under which no further incentive awards may be made); (2) the 2000 Stock Incentive Plan, as amended; (3) the Amended and Restated Directors Stock Option Plan, as amended, and (4) the Consultants Stock Incentive Plan. For a description of each of the Company's equity compensation plans, please see "Executive Compensation Stock Incentive Plans".



                       EQUITY COMPENSATION PLAN INFORMATION
                              AS OF OCTOBER 31, 2006
                     -----------------------------------------------------------------------------
                             Number of
                          securities to be                                 Number of securities
                            issued upon           Weighted-average       remaining available for
                            exercise of           exercise price of       future issuance under
                            outstanding              outstanding        equity compensation plans
                         options, warrants        options, warrants       (excluding securities
                             and rights              and rights           reflected in column (a))
                                 (a)                     (b)                       (c)
--------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders               818,228                 $2.704                    218,450
--------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                  --                     --                         --
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

COMPANY BACKGROUND

        For over thirty years, TASA has served the rapidly expanding education market. Approximately three years ago the Company made the decision to focus its activities and efforts in the K-12 assessment arena. As a result, it marshaled its resources to build both its internal capacity as well as to make strategic acquisitions in order to round out its service offerings.

        In Fiscal 2005, the Company acquired Achievement Data Inc.
(ADI), which enabled the Company to provide on-line web based assessments at a state-wide level. It also acquired in Fiscal 2005 Assessment and Evaluation Concepts, Inc. (AEC) which expanded the Company's capabilities into the third party program evaluation field. In Fiscal 2006, the Company acquired Questar Educational Systems. With that acquisition, TASA can both manage large state assessment programs as well as provide performance scoring activities.

      As a consequence of these acquisitions TASA can now provide an end-to-end testing solution or a full range of assessment services to the education community.

RESULTS OF OPERATIONS

        Effective June 2006 TASA combined the previously separately reported revenue categories of custom and proprietary since such distinction is no longer representative of the Company's business. Additionally, due the inclusion of the Questar revenues TASA will be reporting Company revenues with Questar and without Questar. Questar revenues are included beginning June 2006. The following table sets forth the revenues in each of these units and the annual percentage change for each of these units for Fiscal 2006 and 2005:

      TASA Revenues Breakdown (in thousands of dollars) and
                     % of Year-To-Year Change


                                    Fiscal Year Ended October 31,
                                    -----------------------------

                                      2006                  2005
                                      ----                  ----

                                             %                    %
                                 $        Change        $      Change
                             ------------------------------------------

Revenues without Questar     $13,777.5     18%      $11,686.6     4.5%

Questar Revenues             $ 9,908.7     n/a      $      --      --%

Total Revenues               $23,686.2    103%      $11,686.6     4.5%


        The following are selected ratios as a percentage of total revenues based on the Company's financial statements:

                                        -----------------------------
                                        Fiscal Year Ended October 31,
                                        -----------------------------
                                            2006           2005
                                        -----------------------------
      Total Revenues                        100%           100%
        Gross profit margins                 41%            49%
      Operating expenses:
        Selling expenses                      8%            12%
        General & administrative             37%            31%
      Income (loss) from operations         (4)%             6%
      Other income (expense)                (2)%             1%
      Income (loss) before income taxes     (6)%             7%

      Income tax expense (benefit)          (1)%             3%
      Net Income (loss) from operations     (5)%             4%

                                        ==============================

                                        ==============================




FISCAL 2006 AS COMPARED TO FISCAL 2005

        REVENUES.  The Company's revenues for Fiscal 2006 were
        --------
$23,686,213, representing a 103% increase, or $11,999,564, from
$11,686,649, for Fiscal 2005. The overall increase was attributable to growth in the custom testing arena along with the inclusion of the Questar revenue beginning June 2006. TASA revenue, exclusive of Questar, grew 18% year over year from $11.7 million in Fiscal 2005 to $13.8 million in Fiscal 2006.

        COST OF GOODS SOLD.  Cost of goods sold increased by 135% or
        ------------------
$8,062,881 from $5,990,327 in Fiscal 2005 to $14,053,208 in Fiscal
2006. As a percentage of revenue, cost of goods represented 51% of revenues in Fiscal 2005 and 59% of revenues in Fiscal 2006. The dollar increase in Cost of Goods Sold is directly attributable to the acquisition of Questar which was completed during the third quarter of Fiscal 2006. In addition to Questar's effect on Cost of Goods Sold, the Company incurred charges ($747,680) related to the write off of certain non-performing products.

        GROSS PROFIT.  The Company's gross profit for Fiscal 2006
        ------------
increased by $3,936,683, or 69%, from $5,696,322 in Fiscal 2005 to
$9,633,005 in Fiscal 2006. The gross profit margin was 41% in Fiscal 2006 and 49% in Fiscal 2005. The Company determined in Fiscal 2006 that certain proprietary products were non-performing and having a limited useful life. Such products with a carrying value of $747,680 were written off in Fiscal 2006. This write off had a 3% negative effect on gross profit margins during Fiscal 2006. As the Company continues to bid and win larger custom assessment projects, the gross margin as a percentage of revenue may be less than the Company has historically realized, though the net gross profits are likely to be larger.

        SELLING EXPENSES.  The Company's selling expenses increased by
        ----------------
$369,686, or 26%, from $1,432,287 in Fiscal 2005 to $1,801,973 in
Fiscal 2006. Selling expense is 8% of revenues in Fiscal 2006 versus 12% in Fiscal 2005. The net effect of the Questar acquisition in the third quarter of Fiscal 2006 and thus the inclusion of the related revenues from Questar, increased total dollars spent on selling expenses though it decreased selling expenses as a percentage of revenue. In Fiscal 2006, the Company expanded its sales force to include additional selling resources to support both its custom and proprietary products and services.

        GENERAL AND ADMINISTRATIVE.  The Company's general and
        --------------------------
administrative ("G&A") expenses for Fiscal 2006 increased $5,082,399, or 140%, from $3,637,098 in Fiscal 2005 to $8,719,497 in Fiscal 2006. G&A expense is 37% in Fiscal 2006 versus 31% in Fiscal 2005. The infrastructure component of G&A costs increased significantly as a result of the acquisition of Questar completed in Fiscal 2006. Additionally in 2006, the Company incurred approximately $413,272 in charges resulting from a reorganization of certain executive personnel positions along with the reallocation of staff salaries. The Company also incurred charges of $198,014 in Fiscal 2006 related to the expensing of employee stock options. The Company has included in Fiscal 2006 charges of approximately $421,000 related to the amortization of certain intangible assets acquired from Questar on May 31, 2006.

        INCOME (LOSS) FROM OPERATIONS.  Income (loss) from operations
        -----------------------------
decreased by $1,515,402, or 242%, from $626,937 in Fiscal 2005 to a loss of ($888,465) in Fiscal 2006. As discussed in the above sections, Fiscal 2006 Income (loss) from Operations was negatively affected by charges to Cost of Goods Sold for non-performing proprietary products ($747,680), and by the expenses, discussed above under G&A, for the expansion of the sales force, certain reorganization expenses and amortization expenses in connection with the acquisition of Questar.

        EBITDA FROM OPERATIONS.  EBITDA is defined as earnings before
        ----------------------
interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the U.S., or GAAP, and should not be considered an alternative to net income, or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. EBITDA has its limitations as an analytical tool, and you should not consider it is isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBITDA are:

        * EBITDA does not reflect our cash used for capital expenditures;

        * Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBITDA does not reflect the cash requirements for replacements;

        * EBITDA does not reflect changes in, or cash requirements for, our working capital requirements; and

        * EBITDA does not reflect the cash necessary to make payments of interest or principal on our indebtedness.

        Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to service our debt or to invest in the growth of our business. We compensate for these limitations by relying on our GAAP results as well as on our EBITDA. Our management believes that EBITDA is useful in evaluating our operating performance in relation to other companies in our industry because the calculation of EBITDA generally eliminates the effects of financings and income taxes which items may vary for different companies for reasons unrelated to overall operating performance.

        In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from operations to EBITDA from operations.



                       EBITDA From Operations

                                  Fiscal 2006            Fiscal 2005

Income (loss) from Operations      $(888,465)            $  626,937
Depreciation & Amortization       $2,189,990             $  679,008
                                  ----------             ----------
EBITDA from Operations            $1,301,525             $1,305,945

        EBITDA on the Company's operations was $1,301,525 for Fiscal 2006 versus $1,305,945 for Fiscal 2005. The decline in EBITDA from operations is a direct result of the decline in income from operations. As described above Fiscal 2006 income from operations was negatively affected by certain charges to Cost of Goods Sold as well as personnel and reorganization charges included in G&A.

        OTHER INCOME (EXPENSE).  Net other income (expense) decreased
        ----------------------
from $101,370 in Fiscal 2005 to ($485,172) in Fiscal 2006. As the result of the acquisition of Questar in Fiscal 2006, the Company incurred an additional $427,136 of interest expense with respect to borrowings that had not been in place in Fiscal 2005.

        INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE.  The Company had
        -------------------------------------------
net income of $432,529 in Fiscal 2005 versus a net loss of ($1,124,845) in Fiscal 2006. The Company had diluted earnings per share of $0.14 in Fiscal 2005 versus basic and diluted loss per share of $(0.23) in Fiscal 2006. The diluted weighted average shares outstanding were 3,023,262 in Fiscal 2005 versus 4,802,835 in Fiscal 2006.

LIQUIDITY AND WORKING CAPITAL

        WORKING CAPITAL.  Working capital decreased by $844,462 during
        ---------------
Fiscal 2006 from $2,846,516 at October 31, 2005 to $2,002,054 at
October 31, 2006. The ratio of current assets to current liabilities was approximately 2.02 to 1.0 at the end of the Fiscal 2005 versus 1.23 to 1.0 at the end of Fiscal 2006. The decrease in working capital dollars as well as the decrease in the ratio is the result of the acquisition of Questar in Fiscal 2006, which increased the Company's short term debt.

        CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES.  During
        ----------------------------------------------------
Fiscal 2006, the Company had net cash used in operating activities of $(209,129), as compared to $550,575 provided by operating activities in Fiscal 2005. The decrease in cash from operating activities resulted primarily from lower net income. The year over year change in net income (loss) decreased cash flow provided by (used in) operating activities by $1,423,495.

        CASH FLOW USED IN INVESTING ACTIVITIES.  During Fiscal 2006,
        --------------------------------------
the Company had net cash used in investing activities of ($15,820,391) as compared to ($2,599,677) for Fiscal 2005. The increase in cash used in investing activities during Fiscal 2006 was primarily the result of the acquisition of Questar. The Company financed the acquisition of Questar through senior debt and a private equity investment. The Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 and had issued on its behalf a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit. The Loan Agreement contains ongoing financial covenants measured on a yearly basis beginning in Fiscal 2007. The term loan is interest-only for the first six months of the loan, and then is payable in fifty-four equal monthly installments of principal and interest on a five year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR BBA rate and the Company is paying Banknorth a fixed rate of 7.9% on a value of $9,600,000 declining concurrently with the term loan. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of Questar. The proceeds from the loans were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, and for working capital.

        CASH FLOW PROVIDED BY FINANCING ACTIVITIES.  The Company had
        ------------------------------------------
net cash provided by financing activities of $15,529,178 for Fiscal 2006 as compared to $1,587,245 provided by financing activities for Fiscal 2005. The cash provided by financing activities in Fiscal 2006 resulted primarily from the financing in connection with the purchase of Questar. The Company financed a portion of the purchase price for Questar from the issuance of shares of its Preferred Stock. As part of the acquisition of Questar, the Company issued and sold to investors 1,666,667 shares of its Series A-1
Convertible Preferred Stock (valued at $7,500,000, based on a price of $4.50 per share), and issued to the former shareholders of Questar 222,222 shares of Series A-2 Preferred Stock of the Company (valued at $1,000,000, based on a price of $4.50 per share). See discussion under "Item 5-Market for Common Equity and Related Stockholders Matters".

        During Fiscal 2006, options to purchase 15,750 shares of the Company's Common Stock were exercised resulting in proceeds totaling $32,752. Additionally, during Fiscal 2006 options to purchase 55,460 shares of the Company's Common Stock were exercised in a "Cashless" transaction which required approval by the compensation committee. During Fiscal 2005, options to purchase 42,500 shares of the Company's Common Stock were exercised resulting in proceeds totaling $28,990. Also, during Fiscal 2005, warrants to purchase 138,047 shares of common stock were exercised resulting in proceeds of $155,303.

        In October 2006, we made the decision to refocus our development, sales and marketing efforts into our growing customary product line. As a result of this decision, we incurred a write-off of $610,588. This expense consisted of the net value of costs of underperforming proprietary products.


Long-term debt, operating leases and other long-term obligations as of October 31, 2006 mature as follows:


                                               Payments Due
                                               ------------
                                                                                 More Than
                                     0 - 12        13 - 36         37 - 60       ---------
Obligations             Total        months        months          months        60 months
-----------             -----        ------        -------         -------       ---------

Long-term debt      $13,865,237    $1,459,502     $3,777,828      $8,627,907     $       --

Operating Leases      6,347,386     1,422,196      2,261,360       1,977,763        686,067

Other long-term
obligations(1)        4,663,777     2,731,124      1,932,653              --             --
                    -----------------------------------------------------------------------

TOTAL
OBLIGATIONS         $24,876,400    $5,612,822     $7,971,841     $10,605,670     $  686,067
                    ===========    ==========     ==========     +==========     ==========



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

        The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the un-audited Consolidated Financial Statements:

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

        * As a result of the sale-leaseback of the building, a deferred gain is being recognized over the ten-year term of the lease as other income for each period.

        * Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance against the deferred tax assets would be necessary with a charge to income.

        * We test goodwill and other identifiable intangible assets for impairment either annually, as required for goodwill, or when changes in circumstances or the occurrence of events suggests an impairment may have occurred. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, it may prompt us to engage a third party valuation firm to perform a valuation of us or the specific assets to further assess whether our goodwill or other identifiable intangibles are impaired pursuant to SFAS 142. We consider our goodwill or other identifiable intangible asset impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

        * The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's DRP Test have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Such amortization costs are included in the cost of goods sold in that period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period. If these estimates of the useful lives of test passages prove to be shorter periods, the Company would be required to accelerate the amortization of these passages, resulting in a reduction in income.

        * Effective November 1, 2005, the Company's 2000 Stock Incentive Plan (the "Plan") is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised
    2004), Share-Based Payment ("FAS No. 123"R"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion" (""APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission" (""SEC") Staff Accounting Bulletin" (""SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

        Prior to November 1, 2005, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

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

        As a result of the adoption of FAS No. 123(R), the Company's results for Fiscal 2006 include stock option compensation expense totaling $198,014. Such amount has been included in the Consolidated Statements of Operations within general and administrative expenses. The Company recognized related tax benefits associated with share-based compensation arrangements totaling approximately $82,000 during Fiscal 2006. The impact of the adoption is a reduction of net income before tax and after tax for Fiscal 2006 of $198,014 and $116,014, respectively. In addition, basic and diluted net income per share is decreased by approximately $(0.02). There was no impact on cash flows from operations and cash flows from financing activities.

        Stock option compensation expense in 2006 is the estimated fair value of options granted during fiscal 2006 and the remaining portion of any unvested and outstanding options granted prior to fiscal 2006, amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by the amount the estimated fair value of options forfeited as indicated in FAS No. 123(R) since the forfeiture rate based upon historical data was determined to be immaterial.

SELECTED FINANCIAL DATA

        The following tables summarize certain financial data for the operations of the Company for Fiscal 2006 and 2005, respectively.
See "Financial Statements" in Item 8 below.

                                       Fiscal Year Ended October 31,

                                       2006                     2005
                                       ----                     ----
Income Statement Data:
Operating revenues                 $23,686,213              $11,686,649
Gross profit                         9,633,005                5,696,322
Income (loss) from operations         (888,465)                 626,937
Income (loss) before income taxes   (1,373,637)                 728,307
Net income (loss)                   (1,124,845)                 432,529
Diluted income (loss) per share
  from operations                       $(0.23)                   $0.14
Balance Sheets:
Current assets                     $10,827,084               $5,633,491
Total assets                        36,658,115               11,878,825
Current liabilities                  8,825,030                2,786,975
Long-term liabilities               13,193,707                2,232,467
Total liabilities                   22,018,737                5,019,442
Working capital                      2,002,054                2,846,896
Stockholders' equity                14,639,378                6,859,383

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

        * The ability of the Company to accommodate any changes in government regulation which may impact the marketability of its tests (see "Description of Business- -Government Regulation", above);

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

ITEM 7. FINANCIAL STATEMENTS

                             EXPLANATORY NOTE
                             ----------------

        Financial information required by this item appears in the pages marked F-1 through F-36 at the end of this Report and are incorporated herein by reference as if fully set forth herein.


               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page

Reports of Independent Registered Public Accounting Firm(s)          F-2&3


Consolidated Financial Statements:


     Consolidated Balance Sheets                                     F-4


     Consolidated Statements of Income                               F-6


     Consolidated Statements of Changes in Stockholders' Equity      F-8


     Consolidated Statements of Cash Flows                           F-9


Notes to Consolidated Financial Statements                           F-11




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

        Among other matters, the Company sought in the Evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Evaluation generally and because items 4, 5 and 6 in the Section 302 Certification require that the CEO and CFO disclose that information to the Board's Audit Committee and to the Company's independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other control matters in the Evaluation, and in case a problem was identified, we considered what revision, improvement and/or correction to make in accordance with on-going procedures.

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that Evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the end of the period covered by this Annual Report and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        As previously disclosed, during the third quarter of Fiscal 2006, the Company acquired during the third quarter of Fiscal 2006 Questar and is thus including in its 2006 Statement of Operations financial results for that entity from the date of acquisition. The Company is in the process of evaluating Questar's internal controls and procedures, and has not yet completed such evaluation for purposes of setting forth its conclusions in this Report. In this process, nothing has come to the attention of the Company so far which would require the Company to supplement the disclosure contained in this Report.

PRIOR YEAR RESTATEMENTS:
------------------------

        Based on an evaluation in Fiscal 2005 the Company believed that it did not have adequate personnel and technical resources with respect to accounting for the sale-leaseback of the Company's headquarters in July 2003. As a result, the gain from the sale-leaseback was originally recognized in its entirety in the third fiscal quarter of 2003, during which the sale-leaseback occurred. After consulting with the Company's independent registered public accountants during Fiscal 2005, management concluded that such gain should have been recognized over the ten-year term of the lease.
On May 24, 2005, the Company concluded that the Company should restate it's audited consolidated financial statements for the fiscal years ended October 31, 2003 and 2004, and its quarterly un-audited consolidated financial statements for the quarters ended July 31, 2003, January 31, 2004, April 30, 2004, July 31, 2004, and
January 31, 2005. Such restatements do not affect the Company's revenues from operations for any of these periods. These restatements reflect the correction in the Company's accounting for the sale-leaseback transaction.

        During Fiscal 2006 the Company identified a previously unrecorded liability for employees' earned but unused vacation. The Company's policy has been to allow employees who have earned vacation hours as a result of their employment to carry forward a limited amount of the unused vacation at the Company's fiscal year end into the subsequent period. If an employee were to terminate employment with the Company, the value (based upon such employee's daily pay rate) of any earned but unused vacation would be paid by the Company in the form of a cash payment to the former employee. This carry forward provision within the Company's employee benefits policy creates an accrued liability that, in accordance with accounting principles generally accepted in the United States, should be valued and recorded as a liability during each fiscal reporting period. As a result, the Company recorded a liability valued at $259,866 and $189,141 for the fiscal years ended October 31, 2005 and 2004 respectively. The effect of recording this liability resulted in a reduction of net income before tax of $70,725 and $33,602 for Fiscal 2005 and Fiscal 2004, respectively. On January 16, 2007 the Company concluded that the Company should restate its consolidated financial statements for Fiscal 2005 and Fiscal 2004. The Audit Committee of the Board also concluded that the financial impact of such change in unused vacation liability on the Company's un-audited consolidated financial statements for individual fiscal quarters ended during Fiscal 2005, 2004 and 2003 was immaterial, and therefore no restatement of the interim
financial statements for such periods was deemed necessary.   The
restatements for Fiscal 2005 and Fiscal 2004 do not affect the Company's revenues from operations for either such fiscal year. These restatements reflect the inclusion of a previously unrecorded liability for employees' earned but unused vacation. The restated consolidated financial statements for Fiscal 2005 and Fiscal 2004 were filed with the SEC on January 26, 2007. The financial statements for Fiscal 2006 and 2005 included in this Report include a recorded liability for employees' earned but unused vacation.

        As of the end of Fiscal 2004 and Fiscal 2005, the Company's management, including the CEO, concluded that, because the Company had not separated the CEO and CFO functions, the Company's Disclosure Controls were not effective at the end of such fiscal years to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Board of Directors of the Company authorized the hiring of a CFO for the Company. In June 2006, the Company hired its current CFO thus achieving the separation of the CEO function and the CFO function.

        (b) Changes in Internal Controls. There were no changes in the Company's Internal Controls in the Company's fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's Internal Controls.

ITEM 8B.  OTHER INFORMATION

          None.

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        As of February 28, 2007, the directors and executive officers of the Company were as follows:

     Name                  Age         Position
     ----                  ---         --------

Michael D. Beck             60   Director; Sr. Vice President, TASA; and
                                 President, Chief Executive Officer, BETA

Steven R. Berger(1)(2)      51   Director

Donald W. Hughes(1)         56   Director

Theodore Naegeli            55   Director

Chris L. Nguyen(1)(2)       45   Director

Andrew L. Simon             64   Chairman of the Board of Directors;
                                 President, Chief Executive Officer, TASA

Linda G. Straley            50   Director; Sr. Vice President, and
                                 Secretary, TASA

Thomas G. Struzzieri(1)(2)  48   Director

David L. Warnock(2)         49   Director

James J. Williams           39   Chief Financial Officer, TASA

________________________
(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee.

        Each director shall hold office until the earliest of the next annual meeting of the Company's stockholders or his or her resignation and until a successor is selected and qualified.

        MICHAEL D. BECK was elected as a Director of the Company in March 1997 and has been Sr. Vice President of the Company since January 1997. Mr. Beck is also a Director and President and Chief Executive Officer of BETA. Since 1983, Mr. Beck has been President of BETA, which provides consulting and contractual services to school districts, state education departments and test and textbook publishers. As of January 2, 1997, BETA became a wholly-owned subsidiary of the Company and Mr. Beck continues to serve as the President of BETA. Mr. Beck has also provided consulting services on matters of educational research and assessment for various military, governmental and commercial organizations. Mr. Beck received an A.B. from John Carroll University and an M.A. from Fordham University.

        STEVEN R. BERGER was elected as a Director of the Company in March 1996 and he also serves on each of the Company's Compensation and Audit Committees. Mr. Berger is currently a shareholder in the law firm of Vedder, Price, Kaufman & Kammholz, P.C. in New York City. The Company has retained Vedder, Price, Kaufman & Kammholz, P.C. since October 2002 as its special securities counsel. Previously, Mr. Berger was a partner in the law firm of Salans from January 1989 through September 2002. Salans acted as special securities counsel to the Company from January 1995 through September 2002. Mr. Berger received an A.B. from Harvard
University and a J.D. from Harvard Law School.

        DONALD W. HUGHES was elected as Director in June 2001. Since July 2001, Mr. Hughes has served on, and is Chairman of, the Company's Audit Committee. Since 1999, Mr. Hughes has served as Executive Vice President and Chief Financial Officer of Camden Partners, Inc. and a member of and Chief Financial Officer of Camden Partners Holdings, LLC, each of which is an affiliate of Cahill Warnock. Mr. Hughes has served as an officer of Cahill Warnock since February 1997 and is a General Partner and Chief Financial Officer of Cahill Warnock. Prior to joining Cahill
Warnock in February 1997, Mr. Hughes had served as Vice President, Chief Financial Officer and Secretary of Capstone Pharmacy
Services, Inc. from December 1995 and as Executive Vice President and Chief Financial Officer of Broventure Company, Inc., a closely-held investment management company, from July 1984 to November
1995. Mr. Hughes also serves on the board of New Horizons International, Inc. and Accruit, LLC. Mr. Hughes received a B.A. from Lycoming College and an M.S.F. from Loyola College in Maryland, and is a Certified Public Accountant.

        THEODORE NAEGELI was elected as a Director in September 2006. Mr. Naegeli is one of the founders of Questar Educational Systems, Inc. and served as its CEO from its inception until its sale to TASA in May 2006. In addition to those duties, he has served as President of Questar Data Systems, Inc. since 1991. In addition,
Mr. Naegeli served as President of National Business Systems, Inc.
(NBS) from 1994 to 2001. He was CFO of NBS prior to taking over the presidency. Mr. Naegeli worked as a CPA in public accounting prior to joining NBS. He holds a B.S. in Accounting from the University of Minnesota.

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

        ANDREW L. SIMON was elected as Director and as President in March 1995. Mr. Simon serves as Chairman of the Board of Directors. Mr. Simon is also a Director and Secretary of BETA. He served as Interim President of TASA from June 1994 through March 1995. He was a founder of the Company and previously served as a Director from 1976 to 1991 and has acted as a financial consultant to the Company since its inception in 1976. From 1983 to 1986, he was a Vice President/Marketing Division Head in the Private Clients Group at Bankers Trust Company. He was a Vice President at Citibank, NA, where he held a number of senior marketing and sales positions, from 1980 to 1983. Prior to 1980, Mr. Simon served as Marketing Director for several consumer package goods companies including Norcliff-Thayer and Lederle Laboratories. He holds an M.B.A. from Columbia University and a B.A. from Washington University. Mr. Simon is on The George Washington University National Council for Education and Human Development and a director of The Hudson Valley Trust.

        LINDA G. STRALEY was elected as a Director of the Company and has been Sr. Vice President since June 1994. From June 1994 through March 1995, she was Chairman of the Board of Directors.
She has been Secretary since August 1992 and, from 1984 to 1994, she served as director of DRP Services for the Company. Ms.
Straley received a B.A. in Education from Bethany College and an M.S. in Educational Psychology and Statistics from the State University of New York.

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

        DAVID L. WARNOCK was elected as a Director of the Company in October 1998 and, since that time, he has also served on the Company's Compensation Committee. Since 1999, Mr. Warnock has been President and Chief Executive Officer of each of Camden Partners, Inc. and Camden Partners Holdings, LLC, each of which is an affiliate of Cahill Warnock. Mr. Warnock is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions, including President of the corporate general partner of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II, and as the Executive Vice President of T. Rowe Price New Horizons fund. Mr. Warnock also serves on the
Boards of Directors of Bridges Learning Systems, The National Alliance to End Homelessness, the Center for Fathers, Families and Workforce Development, Nobel Learning Communities, Inc., and American Public Education, Inc. Mr. Warnock received a B.A. in History from the University of Delaware and a Masters in Finance from the University of Wisconsin.

        JAMES J. WILLIAMS was appointed Chief Financial Officer of TASA in June 2006. Prior to his employment at TASA, Mr. Williams held senior financial and operational roles for Tech Depot, one of the major subsidiaries of Office Depot, an industry leader in the distribution and sale of office supply products. Prior to his position at Office Depot, Mr. Williams was the Chief Financial Officer for 4SURE.com, a privately held organization specializing in the sale of technology products to businesses and public institutions. From 1993 through 1999, Mr. Williams held senior financial positions within Daymon Associates, Inc. and Louis Vuitton Moet Hennessey (LVMH). Mr. Williams holds a degree in Accounting from Pace University. He is a certified public accountant (CPA) with memberships in the New York State Society Certified Public Accountants (NYSSCPA) and the American Institute of Certified Public Accountants (AICPA).

ITEM 10.  EXECUTIVE COMPENSATION

        The following table shows compensation for services rendered to the Company during Fiscal 2006 and 2005, respectively, by the Chief Executive Officer, the Chief Financial Officer, the President of BETA, and the Senior Vice President of TASA, a President of ADI, and the former Sr. Vice President of the Company's proprietary unit. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the Company received cash compensation that exceeded $100,000 during Fiscal 2006. Therefore, pursuant to Item 402 of Regulation S-B, only compensation for each of the persons listed below is shown in the Summary Compensation Table below.



                      SUMMARY COMPENSATION TABLE



                                            Annual Compensation                Long-Term Compensation
                                     ------------------------------------------------------------------
                                                                               Awards             Payouts
                                                                               --------------------------

                                                                           Restricted     Securities            All Other
                                                            Other Annual     Stock        Underlying     LTIP    Compen-
 Name and Principal                   Salary      Bonus     Compensation    Award(s)       Option/      Payouts  sation
     Position                Year       ($)        ($)           ($)          ($)          SARs(1)        ($)      ($)
-----------------------------------------------------------------------------------------------------------------------
Andrew L. Simon,             2006    $288,167    $195,000    $24,657(2)       0           50,000/0(2)      0         0
President and                2005    $244,000       --       $24,311(2)       0               --  (2)      0         0
Chief Executive
Officer
-----------------------------------------------------------------------------------------------------------------------
Michael D.                   2006    $185,417     $60,000    $23,346(3)       0           20,000/0(3)      0         0
Beck, Sr. Vice               2005    $175,000       --       $24,589(3)       0               --  (3)      0         0
President,
TASA;
President and
Chief
Executive
Officer, BETA
-----------------------------------------------------------------------------------------------------------------------
Linda G.                     2006    $149,323     $20,000    $16,591(4)       0           15,000/0(4)      0         0
Straley                      2005    $113,000       0        $14,830(4)       0            6,000/0(4)      0         0
Sr. Vice
President and
Secretary,
TASA
-----------------------------------------------------------------------------------------------------------------------
Martin Borg,                 2006    $175,000       --       $13,581(5)       0                0/0(5)      0         0
President, ADI               2005                                                         40,000/0(5)      0         0
-----------------------------------------------------------------------------------------------------------------------
Anne H. Cheevers             2006    $170,000       --        $5,539(6)       0                0/0(6)      0         0
Senior Vice                  2005    $114,024     $35,000     $3,127(6)       0           40,000/0(6)      0         0
President &
COO TASA
(terminated
effective
February 2007)
-----------------------------------------------------------------------------------------------------------------------
James J. Williams,           2006    $104,146     $50,000     $1,710(7)     0             50,000/0(7)      0         0
Chief Financial              2005       --           --          --           --             --           --        --
Officer
(hired June 2006)
-----------------------------------------------------------------------------------------------------------------------

(1)     To date, the Company has issued no SARs.

(2) Includes: contributions to the Company's qualified 401(k) Profit Sharing Plan (the "401(k)") and the Company's Money Purchase Pension Plan (the "Pension Plan") of $11,000 in Fiscal 2006, and $10,500 in Fiscal 2005; and $8,250, and $8,250, for a
        company car in Fiscal 2006 and 2005, respectively. Also includes: stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of each of Fiscal 2006 and Fiscal 2005 in respect of such fiscal years, respectively.

(3)     Includes: contributions to the Company's 401(k) and Pension
        Plan of $9,321 in Fiscal 2006, and $10,500 in Fiscal 2005; and $8,906, and $8,906 for a company car in Fiscal 2006 and 2005, respectively. Also includes: stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of each of Fiscal 2006 and Fiscal 2005 in respect of such fiscal years, respectively.

(4)     Includes: contributions to the Company's 401(k) and Pension
        Plan of $7,521 in Fiscal 2006, and $6,305 in Fiscal 2005; and $3,540 and $3,540 for a company car in Fiscal 2006 and 2005, respectively. Also includes: stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of each of Fiscal 2006 and Fiscal 2005 in respect of such fiscal years, respectively.

(5)     Includes: contributions to the Company's 401(k) and Pension
        Plan of $8,750 in Fiscal 2006; Also includes: stock options issued pursuant to the Company's 2000 Stock Incentive Plan after the end of Fiscal 2006.

(6) Includes: contributions to the Company's 401(k) and Pension Plan of $708 in Fiscal 2006; stock options issued pursuant to the Company's 2000 Stock Incentive Plan upon hiring and after the end of Fiscal 2005 in respect of such fiscal year.

(7)     Includes: stock options issued pursuant to the Company's
        2000 Stock Incentive Plan upon hiring; also includes incentive bonus of $50,000 upon hiring.

EMPLOYMENT CONTRACTS

        On March 1, 1996, the Company entered into an employment agreement with each of Andrew L. Simon and Linda G. Straley, pursuant to which the Company agreed to employ Mr. Simon and Ms. Straley, and each of Mr. Simon and Ms. Straley agreed to remain, as the Company's President and Chief Executive Officer, and Sr. Vice President, respectively, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in each such agreement.

        As of January 2, 1997, the Company entered into an employment agreement with Michael D. Beck, pursuant to which the Company agreed to employ Mr. Beck, and Mr. Beck agreed to remain, as Sr.
Vice President of TASA and President and Chief Executive Officer of BETA, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in such agreement.

        In the employment agreements with each of Messrs. Simon and Beck and Ms. Straley, the Company has agreed to provide for certain benefits and protections for such executive officers in connection with a change of control of the Company. Such agreements provide that upon the occurrence of a change of control (as defined in each agreement) and the termination of such executive's employment agreement, each such executive officer would be awarded a lump sum bonus equal to and one-half times such executive officer's base salary plus such executive's highest annual bonus during the preceding three fiscal years, such lump sum bonus to be paid for each of three years following termination of employment following a change in control. .

        In February 2005, the Company entered into an employment agreement with Anne H. Cheevers as Senior Vice President and Chief Operating Officer, TASA - Proprietary Division, for an initial one-year term, automatically renewable for additional one-year terms, subject to early termination notices given by either party prior to the expiration of the then current term. The Company has elected not to renew Ms. Cheever's employment contract after February 2007.

        In June 2006, the Company entered into an employment agreement with James J. Williams as Chief Financial Officer of TASA for a two year term subject to early termination notices given by either party prior to the expiration of the current term. Pursuant to such employment agreement, Mr. Williams will be paid an annual base salary of $250,000, receive an annual car allowance of $7,200, and will be eligible to receive annual incentive bonus. As condition of his employment, Mr. Williams was paid a $50,000 bonus in November 2006. Mr. Williams was granted 50,000 options to purchase shares of the Company's Common Stock pursuant to the Company's stock option plan, at an exercise price of $4.50 per share, subject to vesting to a three year vesting schedule.

        The Company entered in two-year employment agreements with the two officers of AEC. Pursuant to the agreements, the officers of AEC are entitled to a base salary and bonuses determined by the attainment of certain performance goals. In addition, an aggregate of 50,000 options to purchase shares of the Company's Common Stock were granted to such persons pursuant to the 2000 Stock Incentive
Plan at $3.06 per share.

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

        The following table summarizes the options granted, exercised and cancelled or expired under the Amended Option Plan and the 2000 Option Plan during the preceding three fiscal years:


                                 Fiscal 2006     Fiscal 2005     Fiscal 2004

Options granted                    142,500         216,000          73,000
Options exercised                   70,210          45,000          19,250
Restricted shares awarded               --              --              --
Options canceled/expired            51,025          53,500              --

        As of October 31, 2006, options to purchase up to an aggregate of 463,300 shares were outstanding under the 2000 Plan. As of October 31, 2006, options to purchase up to an aggregate of 256,553 shares were outstanding under the Amended Option Plan.




                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             (INDIVIDUAL GRANTS)

                         Number of     Percent of Total
                         Securities      Options/SARs
                         Underlying       Granted to
                       Options/SARs(1)   Employees in      Exercise Or Base
Name                     Granted (#)      Fiscal Year      Price ($/Share)    Expiration Date
---------------------------------------------------------------------------------------------

Andrew L. Simon,
President, Chief
Executive Officer and
Chief Financial
Officer                     50,000            35%               $4.50*          6/1/2016
---------------------------------------------------------------------------------------------
Michael D. Beck,
Sr. Vice President, TASA;
President and Chief
Executive Officer,
BETA                        20,000            14%               $4.50*          6/1/2016
---------------------------------------------------------------------------------------------
Linda G. Straley,
Sr. Vice President and
Secretary, TASA             15,000            11%               $4.50*          6/1/2016
---------------------------------------------------------------------------------------------
Martin Borg,
President, ADI                   0            --                  --               --
---------------------------------------------------------------------------------------------
Anne H. Cheevers,
Senior Vice President,
TASA (employment will
cease February 2007)             0            --                  --               --
---------------------------------------------------------------------------------------------
James J. Williams,          50,000            35%               $4.50*          6/26/2016
Chief Financial Officer,
TASA
---------------------------------------------------------------------------------------------

        (1) To date, the Company has issued no SARs.

        (2) The exercise price on these particular grants for the listed employees was issued at a premium to the normal prevailing exercise price, and was equal to the conversion price of Preferred Stock issued in connection with the Questar acquisition.



                  AGGREGATED OPTION/SAR EXERCISES IN LAST
                FISCAL YEAR AND FISCAL-END OPTION/SAR VALUES

------------------------------------------------------------------------------------------------

                                                             Number of
                                                             Securities          Value of
                                                             Underlying         Unexercised In-
                                                            Unexercised           the-Money
                                                           Options/SARs(1)      Options/SARs(1)
                                                            at FY-End (#)        at FY-End ($)
------------------------------------------------------------------------------------------------
                            Shares
                         Acquired on     Value Realized      Exercisable/        Exercisable/
    Name                 Exercise (#)         ($)           Unexercisable       Unexercisable
-------------------------------------------------------------------------------------------------


Andrew L. Simon,
President, Chief
Executive Officer
and Chief Financial
Officer                   23,434(3)       $165,127          135,791/50,000    $862,273/$317,500(2)
--------------------------------------------------------------------------------------------------
Michael D. Beck,
Sr. Vice President,
TASA; President and
Chief Executive
Officer, BETA                 --                --           63,500/20,000    $403,225/$127,000(2)
--------------------------------------------------------------------------------------------------
Linda G. Straley,
Sr. Vice President and
Secretary, TASA            1,875          $  5,625           72,675/15,000    $461,486/$95,250(2)
--------------------------------------------------------------------------------------------------
Martin Borg,
President, ADI                --                --           40,000/0         $254,000/0(2)
--------------------------------------------------------------------------------------------------
Anne H. Cheevers,
Senior Vice President,
TASA (employment will
cease February 2007)           0                0            40,000/0         $254,000/0(2)
--------------------------------------------------------------------------------------------------
James J. Williams,
Chief Financial
Officer, TASA                  0                0            0/50,000         0/$317,500(2)
--------------------------------------------------------------------------------------------------


(1) To date, the Company has issued no SARs. Amounts are calculated net of exercise price of the options.

(2) Based on the closing price of the Company's Common Stock on NASDAQ on October 31, 2006, of $6.35.

(3) In an exception to the compensation committee's normal practice, it allowed the option holder to exercise 55,459.50 options on a cashless basis resulting in 21,559 shares outstanding after the exercise. This is the only cashless exercise that the compensation committee has ever allowed under this plan. Mr. Simon also exercised 1,875 options with cash consideration of $5,625.

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

        Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he (she) first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he
(she) is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant.
The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years. Effective for options granted under the Directors Plan in Fiscal
2006 and thereafter, such options will become exercisable in three equal annual installments following the grant date. On April 25, 2003, the Company granted 10,000 options under the Directors Plan;
on April 30, 2004, the Company granted 15,000 options under the Directors Plan, on April 29, 2005, the Company granted 12,500 options under the Directors Plan and on April 27, 2006 the Company granted 12,500 options under the Directors Plan. In Fiscal 2006, zero options under the Directors Plan were exercised. As of October 31, 2006, an aggregate of 78,750 options were outstanding under the Directors Plan.

        Effective in Fiscal 2007 each independent Director will receive, in addition to the annual stock option grant as prescribed by the Directors Plan, a monetary compensation award of $2,500 each fiscal quarter.

OTHER PLANS

        CONSULTANTS STOCK INCENTIVE PLAN.  In March 1997, the Board of
        --------------------------------
Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 50,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant; however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. As of October
31, 2006, 7,500 options were outstanding under the Consultants
Plan.

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

        QUESTAR EDUCATIONAL SYSTEMS, INC. RETIREMENT SAVINGS PLAN.  In
        ---------------------------------------------------------
connection with the acquisition of Questar in Fiscal 2006, the Company assumed the existing employee's retirement plan. Questar has a qualified 401(k) Profit Sharing Plan. The Company matches 100 percent of the first $250 of each employee's contributions, then 50 percent of contributions thereafter up to a maximum of $2,500 or
2.5 percent of employee earnings, whichever is reached first. Eligibility requirements are a minimum of 18 years of age with at least six months of service with the Company.

        For Fiscal 2006 and 2005, the Company's retirement costs totaled $352,647 and $262,723, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file.
Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 2006.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of February 28, 2007, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding
Common Stock; (ii) each of the Company's officers and directors;
and (iii) all officers and directors as a group.

        As of February 28, 2007, there were 3,011,561 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share.


                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------

5% Beneficial Owners:
--------------------

Cahill, Warnock Strategic                         592,849(1)            19.7%
Partners Fund, L.P.
c/o Cahill, Warnock & Co., LLC
500 East Pratt Street, Suite 1200
Baltimore, MD 21202
-------------------------------------------------------------------------------

Camden Partners Strategic Fund III, L.P.        1,600,167(2)            34.8%
c/o Camden Partners Strategic Manager, LLC
500 East Pratt Street, Suite 1200
Baltimore, MD 21202
-------------------------------------------------------------------------------

Midsouth Investor Fund L.P.                       215,000                7.1%
1776 Peachtree St., N.W. Suite 412 North
Atlanta, GA 30309
-------------------------------------------------------------------------------

Kevin Gruneich                                    185,600                6.2%
12 White Pine Canyon Road
Park City, UT 84060
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Officers and Directors
----------------------

Michael D. Beck                                   198,875(3)             6.5%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Steven R. Berger                                    9,375(4)               *
805 Third Avenue
New York, NY 10022
-------------------------------------------------------------------------------
Donald W. Hughes                                2,307,366(5)            49.2%
500 East Pratt Street, Suite 1200
Baltimore, Maryland 21202
-------------------------------------------------------------------------------
Theodore Naegeli                                   43,488(6)             1.4%
2905 West Service Road
Egan, MN 55121
-------------------------------------------------------------------------------
Chris L. Nguyen                                     7,500(7)               *
4204 St. Paul Street
Baltimore, Maryland  21218
-------------------------------------------------------------------------------
Andrew L. Simon                                   250,468(8)             8.0%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Linda G. Straley                                  126,244(9)             4.1%
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Thomas G. Struzzieri                               22,500(10)              *
319 Main Street
Saugerties, NY  12477
-------------------------------------------------------------------------------
David L. Warnock                                2,309,241(11)           49.3%
500 East Pratt Street, Suite 1200
Baltimore, Maryland 21202
-------------------------------------------------------------------------------
James Williams                                          0(12)              *
4 Hardscrabble Heights
Brewster, NY 10509
-------------------------------------------------------------------------------
Officers and Directors as a                     2,982,691(13)           57.0%
Group (10 persons)
-------------------------------------------------------------------------------

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

2 Includes 1,600,167 shares of Common Stock which are issuable upon conversion of 1,600,167 shares of Series A-1 Preferred Stock, subject to anti-dilution adjustments. Excludes 66,650 shares of Common Stock which are issuable upon conversion of 66,650 shares of Series A-1 Preferred Stock owned by Camden Partners Strategic Fund III-A, L.P. ("Camden III-A"), an affiliate of Camden Partners Strategic Fund III, L.P. (the "Camden III"), but as to which Camden III disclaims beneficial ownership. (Camden III and Camden III-A, the "Camden Entities"). David Warnock and Donald Hughes, who are directors of the Company, are each managers of Camden Partners Strategic Manager, LLC. Each of David L. Warnock and Donald W. Hughes is also a director of the Company (see footnotes 6 and 11 to this table).

3 Includes (i) 42,000 shares which are owned jointly with Mr. Beck's wife, (ii) 9,375 shares owned by Mr. Beck's daughter, and (iii) 63,500 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days. Excludes:
      (i) 9,375 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership, and (ii) 20,000 shares which are the subject of options which are not currently exercisable.

4 Includes 9,375 shares which Mr. Berger has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days, and excludes 2,500 shares which are the subject of options that are not currently exercisable.

5 Includes (i) 625,699 shares owned by the Cahill Warnock Entities, (ii) 1,666,667 shares of Common Stock issuable upon conversion of shares of Series A-1 Preferred Stock owned by the Camden Entities, and (iii) 15,000 shares which Mr. Hughes has the right to acquire upon the exercise of currently exercisable options or stock options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

 6 Includes 43,488 shares of Common Stock issuable upon conversion of shares of Series A-2 Preferred Stock.

 7 Includes 7,500 shares which Mr. Nguyen has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

 8 Includes 135,791 shares which Mr. Simon has the right to acquire upon the exercise of currently exercisable stock options or stock options that will become exercisable within 60 days.
      Excludes: (i) 375 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership, and (ii) 50,000 shares which are the subject of stock options that are not currently exercisable.

 9 Includes 73,675 shares which Ms. Straley has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days.
      Excludes 15,000 shares which are the subject of options that are not currently exercisable.

10 Includes 17,500 shares which Mr. Struzzieri has the right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

11 Includes (i) 625,699 shares owned by the Cahill Warnock Entities, (ii) 1,666,667 shares of Common Stock issuable upon conversion of shares of Series A-1 Preferred Stock owned by the Camden Entities, and (iii) 10,000 shares which Mr. Warnock has the right to acquire upon the exercise of currently exercisable options or stock options which become exercisable within the next 60 days. Excludes 2,500 shares which are the subject of options that are not currently exercisable.

12 Excludes 50,000 shares which are the subject of options that are not currently exercisable.

13 Includes 329,841 shares which officers and directors have the right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days. Includes shares beneficially owned by Messrs. Warnock and Hughes through the Camden Entities and the Cahill Warnock Entities. Excludes 147,500 shares which are the subject of options that are not currently exercisable.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CAHILL WARNOCK TRANSACTIONS.  In November 1998, the Company issued
---------------------------
and sold to the Cahill, Warnock Entities 8% Debentures due 2003 (the "Debentures"), in the aggregate principal amount of $4,000,000, and as additional consideration for purchasing the Debentures, Warrants to acquire shares of the Company's Common Stock, which, on the closing date of such transaction, constituted 20% of the Company's issued and outstanding common stock on a fully diluted basis. The Debentures were repaid in Fiscal 2003, and a portion of the Warrants held by the Cahill, Warnock Entities expired at the end of Fiscal 2003. The Cahill Warnock Entities exercised its remaining 138,047 warrants outstanding in December 2004 (after the end of Fiscal 2004), resulting in additional paid-in capital to the Company of $155,303. As of the date of this Report, the Cahill Warnock Entities beneficially own 20.8% of the Company's outstanding Common Stock, fully-diluted.

Pursuant to an investor rights agreement between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the shares issued upon exercise of such Warrants, the Cahill, Warnock Entities shall have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Donald W. Hughes are the current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities.

ACQUISITION OF AEC.  Pursuant to the acquisition of AEC in January
------------------
2005, the Company issued 12,000 shares of the Company's Common Stock to the former stockholders of AEC in a transaction not involving a public offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ACQUISITION OF ADI.  Pursuant to the acquisition of ADI in July
------------------
2005, the Company issued 89,488 shares of the Company's Common Stock to the former stockholders of ADI who had elected to receive shares, in whole or in part in lieu of cash, in a transaction not involving a public offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Martin Borg, currently the President of ADI, received 68,119 of such shares and options to acquire 40,000 shares of Common Stock, and entered into an employment agreement with the Company.

CAMDEN ENTITIES TRANSACTIONS.  In connection with the acquisition
----------------------------
of Questar, the Company entered into a securities purchase agreement the with Camden Entities, pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Preferred Stock (valued at $7,500,000, based on a price of $4.50 per share). The proceeds from the sale of stock were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, with the balance being retained by the Company for working capital. The transaction did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act.

Camden Partners Strategic Fund III, L.P. ("Camden III") is a Delaware limited partnership formed in 2004. It is a private equity fund that invests in emerging micro-cap public and late stage private companies, focusing on companies in the business and financial services, education, and healthcare industries. Camden III is managed by its general partner, Camden Partners Strategic III, LLC which, in turn, is managed by its managing member, Camden Partners Strategic Manager, LLC. David Warnock and Donald Hughes, who are directors of the Company, are each managing members of Camden Partners Strategic Manager, LLC.

Camden Partners Strategic Fund III-A, L.P. ("Camden III-A") is a Delaware limited partnership formed in 2004. It is a private equity fund that invests in parallel with Camden III. Camden III-A is managed by its general partner, Camden Partners Strategic III, LLC, which in turn is managed by its managing member, Camden Partners Strategic Manager, LLC.

Cahill, Warnock Strategic Partners Fund, L.P. ("CW") and Strategic Associates, L.P. ("SA") are stockholders of the Company and affiliates of Camden III and Camden III-A. David Warnock and Donald Hughes, who are directors of the Company, are each managers of Camden Partners Strategic Manager, LLC and general partners of the general partner of CW and SA. Mr. Warnock is President and Mr. Hughes is Executive Vice President of Camden Partners Holdings, LLC, which serves as a manager and advisor to Camden III, Camden III-A, CW and SA.

As of the date of this Report, the Camden Entities beneficially own 36.9% of the Company's Common Stock on a fully-diluted basis. The entities controlled by Messrs. Warnock and Hughes - the Cahill Warnock Entities and the Camden Entities - beneficially own an aggregate of 46.9% of the Company's Common Stock on a fully diluted basis.

ACQUISITION OF QUESTAR.  In the acquisition of Questar, the Company
----------------------
issued to the selling shareholders of Questar, 222,222 shares of Series A-2 Preferred Stock (valued at $4.50 per share), as part payment of the purchase price at closing and (b) delivered to the escrow agent, 1,111,111 shares of the Series A-2 Preferred Stock (valued at $4.50 per share), which will be deemed earned by, and will be released to, the former shareholders of Questar if revenue goals over the earn out period of the three fiscal years ending October 31, 2007, 2008 and 2009, are met. Such escrowed shares are not deemed to be outstanding (and therefore, are not eligible to vote) until the revenues goals are met and the shares are released from escrow. The issuance and sale of the Series A-2 Preferred Stock did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act. The Company issued 222,222 shares of the Company's Series A-2 Preferred Stock to the former shareholders of Questar who had elected to receive shares, in whole or in part in lieu of cash, in a transaction not involving a public offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

In consideration for his sale of shares of Questar, Mr. Naegeli, who has since been elected a director of the Company, received 43,488 shares of Series A-2 Preferred Stock, which are convertible into 43,488 shares of Common Stock of the Company, subject to anti-dilution adjustments. Mr. Naegeli is also a shareholder in Questar Data Systems ("QDS"). In connection with the acquisition of Questar, the Company purchased, on a contractual basis, monthly services from QDS for certain accounting and administrative functions. The monthly fee for these services was $15,500 beginning in June 2006. Total fees paid in Fiscal 2006 to QDS were $77,500. The contract for services with QDS concluded in December 2006 with no further obligations due from the Company.

As part of the acquisition of Questar, the Company entered in two separate lease agreements with the former shareholders of Questar. Through one lease agreement, the Company rents approximately 49,000 square-feet of office space in Apple Valley, Minnesota. The initial term of this lease is for five years concluding on May 31, 2011 with the Company holding an option to renew for an additional five -year period. Pursuant to the second lease agreement the Company uses 45,000 square-foot of distribution center also in Apple Valley, Minnesota. This lease also concludes on May 31, 2011 with the Company holding an option to renew for an additional five-year period. The Company also holds an option to lease an additional 11,000 square feet of distribution center space that is adjacent to the current distribution center.

LEGAL FEES.  One of the Company's directors, Steven R. Berger, is a
----------
shareholder in Vedder, Price, Kaufman & Kammholz, P.C. The Company has retained Vedder, Price, Kaufman & Kammholz, P.C. as its special securities counsel, and the Company paid an aggregate of $238,237 and $177,273 in legal fees and expense in Fiscal 2006 and Fiscal 2005, respectively.

APPROVAL OF DISINTERESTED MEMBERS OF THE BOARD.  The disinterested
----------------------------------------------
members of the Board of Directors of the Company discussed and approved the transactions between the Company and the Investors, and concluded that the terms of such transactions were no less favorable to the Company than those that would otherwise have been available to the Company from unrelated third parties.

ITEM 13.  EXHIBITS

        (b)  The following Exhibits are filed as part of this Report:

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

          3.5   Amended Certificate of Designations of
                Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on May 25, 2006 (incorporated by reference to the exhibit contained in the Company's
                Current Report on Form 8-K, filed June 6,
                2006, as amended (the "June 2006 8-K")

          4.1 Specimen Certificate evidencing shares of Common Stock (incorporated herein by reference to the exhibit contained in the Company's Registration Statement on Form S-3 (File No. 333-75377) under the Securities Act of 1933, as amended, filed with the Securities and Exchange Commission on March 31, 1999)

          4.2   Investor Rights Agreement, dated as of
                September 4, 1998, by and among the
                Company, Cahill Warnock Strategic Partners
                Fund, L.P., Strategic Associates, L.P., and the Individual Shareholders Named Therein (incorporated by reference to the exhibit contained in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on November 23, 1998 (the "November 1998 8-K"))

          4.3   Registration Rights Agreement, dated as of
                September 4, 1998, by and among the
                Company, Cahill, Warnock Strategic Partners
                Fund, L.P., and Strategic Associates, L.P.
                (incorporated by reference to the exhibit contained in the November 1998 8-K)

          4.4 Voting Agreement, dated as of May 31, 2006, by and among Camden Partners Strategic Fund
                III, L.P., Camden Partners Strategic Fund
                III-A, L.P. and Touchstone Applied Science
                Associates, Inc. (incorporated by reference to the exhibit contained in the June 2006
                8-K)

          4.5   Investor Rights Agreement, dated as of May
                31, 2006, by and among Camden Partners
                Strategic Fund III, L.P., Camden Partners
                Strategic Fund III-A, L.P. and Touchstone
                Applied Science Associates, Inc.
                (incorporated by reference to the exhibit
                contained in the June 2006   8-K)

          4.6 Questar Investor Rights Agreement, dated as of May 31, 2006, by and among John Adams,
                David Ihle, Theodore Naegeli, Terry
                Appleman, Mark Budde, MaJeana Hallstrom,
                Greg Lindstrom and Susan Trent, and
                Touchstone Applied Science Associates, Inc.
                (incorporated by reference to the exhibit contained in the June 2006 8-K)

          4.7   Warrant Certificate issued to Signal Hill
                Capital Group, LLC dated May 31, 2006
                (incorporated by reference to the exhibit contained in the June 2006 8-K)


         10.1   Securities Purchase Agreement, dated as of
                September 4, 1998, by and among the
                Company, Cahill Warnock Strategic Partners
                Fund, L.P., and Strategic Associates, L.P.
                (incorporated by reference to the exhibit contained in the November 1998 8-K)

         10.2   Contract of Sale, dated as of January 31,
                2003, between the Company and 26 Palmer,
                LLC (incorporated by reference to the
                exhibit contained in the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended January 31, 2003)

         10.3 Agreement of Lease between the Company and 26 Palmer, LLC (incorporated by reference to the exhibit contained in the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended January 31, 2003)

         10.4   Stock Purchase Agreement, dated as of
                January 1, 2005, by and between Pasquale J.
                DeVito, Ph.D. and Richard S. Zusman, Ed.D., and Touchstone Applied Science Associates,
                Inc. (incorporated by reference to the
                exhibit contained in the Company's Current
                Report on Form 8-K, filed January 21, 2005)

         10.5   Stock Purchase Agreement, dated June 15,
                2005, by and among Martin Borg, Kevin
                Byrne, Karen Gerard, Brad Begley, Russell
                Leverenz, and Debbie Leverenz, and
                Touchstone Applied Science Associates, Inc.
                (incorporated by reference to the exhibit to the Company's Current Report on Form 8-K, filed June 20, 2005, as amended) (the "ADI 8-K")

         10.6   Stock Purchase Agreement, dated as of May
                31, 2006, by and among John Adams, David
                Ihle, Theodore Naegeli, Terry Appleman,
                Mark Budde, MaJeana Hallstrom, Greg
                Lindstrom and Susan Trent, and Touchstone
                Applied Science Associates, Inc.
                (incorporated by reference to the exhibit contained in the June 2006 8-K)

         10.7   Subordinated Note, dated May 31, 2006,
                issued by Touchstone Applied Science
                Associates, Inc. to Questar Data Systems,
                Inc., as paying agent for the selling
                shareholders of Questar Educational
                Systems, Inc. (incorporated by reference to the exhibit contained in the June 2006 8-K)

         10.8 Escrow Agreement, dated as of May 31, 2006, by and among John Adams, David Ihle,
                Theodore Naegeli, Terry Appleman, Mark
                Budde, MaJeana Hallstrom, Greg Lindstrom,
                Susan Trent, and Rider, Weiner & Frankel,
                P.C. and Touchstone Applied Science
                Associates, Inc. (incorporated by reference to the exhibit contained in the June 2006 8-K)

         10.9 Loan Agreement, dated as of May 31, 2006, by and among Touchstone Applied Science
                Associates, Inc., Questar Educational
                Systems, Inc. and TD Banknorth, N.A.
                (incorporated by reference to the exhibit contained in the June 2006 8-K)

         10.10  Security Agreement, dated as of May 31,
                2006, between Touchstone Applied Science
                Associates, Inc. and TD Banknorth, N.A.
                (incorporated by reference to the exhibit
                contained in the June 2006   8-K)

         10.11  Security Agreement, dated as of May 31,
                2006, between Questar Educational Systems,
                Inc. and TD Banknorth, N.A. (incorporated by reference to the exhibit contained in the June 2006 8-K)

         10.12  Series A Convertible Preferred Stock
                Purchase Agreement, dated as of May 31,
                2006, by and among Camden Partners
                Strategic Fund III, L.P., Camden Partners
                Strategic Fund III-A, L.P. and Touchstone
                Applied Science Associates, Inc.
                (incorporated by reference to the exhibit contained in the June 2006 8-K)

         10.13  Employment Agreement with Andrew L. Simon
                (incorporated herein by reference to the exhibit contained in the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended April 30, 1996)

         10.14  Employment Agreement with Linda G. Straley
                (incorporated herein by reference to the exhibit contained in the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended April 30, 1996)

         10.15  Employment Agreement, dated as of January
                2, 1997, between the Company and Michael D.
                Beck (incorporated by reference to the
                exhibit contained in the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended January 31, 1997)

         10.16  Employment Agreement, dated as of January
                1, 2005, between Assessment and Evaluation
                Concepts Inc. and Richard S. Zusman, Ed.D.
                (incorporated by reference to the exhibit contained in the AEC 8-K)

         10.17  Employment Agreement, dated as of January
                1, 2005, between Assessment and Evaluation
                Concepts Inc. and Pasquale J. DeVito, PH.D.
                (incorporated by reference to the exhibit contained in the AEC 8-K)

         10.18  Employment Agreement, dated as of July 1,
                2005, between Achievement Data, Inc. and
                Martin Borg (incorporated by reference to the exhibit contained in the AEC 8-K)

          21    Subsidiaries of the Company (filed herewith)

          23.1  Consent of Lazar, Levine & Felix LLP (filed herewith)

          23.2  Consent of McGladrey & Pullen, LLP (filed herewith)

          31 Certifications by Chief Executive Officer and Chief Financial Officer (filed herewith)

          32 Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of
                2002 (filed herewith)


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        In May 2006, the Audit Committee of the Board of Directors of Touchstone Applied Science Associates, Inc. (the "Company") authorized the Company to seek proposals from certified public accounting firms to provide audit services for the fiscal year ending October 31, 2006 and the interim period ending July 31, 2006. The Audit Committee decided to issue the request for proposal because it wanted the opportunity to review firms in light of the Company's then pending acquisition of Questar Education Systems, Inc., which has its principal office in Minneapolis, MN. Questar was acquired by the Company in June 2006 and constitutes a significant subsidiary of the Company. After the closing of the acquisition of Questar, the Audit Committee of the Company reviewed the proposals received from accounting firms, completed its due diligence investigations and considered the benefits and detriments of changing independent auditors. On July 26, 2006, the Audit Committee notified Lazar Levine & Felix, LLP ("Lazar Levine"), of its decision to dismiss Lazar Levine as the Company's independent auditors.

        During each of the last two fiscal years of the Company, ended October 31, 2005 and October 31, 2004, the reports of Lazar Levine on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

        The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors.

        During the two most recent fiscal years of the Company and any subsequent interim periods, there were no disagreements between the Company and Lazar Levine on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lazar Levine, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

        The Company has provided Lazar Levine with a copy of the above disclosures in response to Item 304(a) of Regulation S-B in conjunction with the filing of Form 8-K dated July 28 2006. The Company requested that Lazar Levine deliver to the Company a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in response to
Item 304(a) of Regulation S-B, and if not, stating the respects in which it does not agree. A copy of the letter of Lazar Levine is filed as Exhibit 16.1 to the Form 8-K Current Report.

        On July 26, 2006, the Audit Committee notified McGladrey & Pullen LLP ("McGladrey") that the Company had selected McGladrey as the Company's independent registered public accountant for the Company's fiscal year ending October 31, 2006 and the interim period ended July 31, 2006, subject to the execution of a definitive engagement letter. During the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted with McGladrey regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did McGladrey provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years or subsequent interim periods, the Company has not consulted with McGladrey on any matter that was the subject of a disagreement or a reportable event.

        The following table shows the fees billed to us for the audit and other services provided by Lazar Levine, McGladrey & Pullen, LLP and RSM McGladrey, Inc. for the fiscal years 2006 and 2005


                                                  2006            2005
                                                  ----            ----

              Audit Fees                        $60,000        $124,710
              (Lazar Levine)
              Audit Fees                        176,000              --
              (McGladrey)
              Tax Fees                           18,000
                                               --------        --------
                                               $254,000        $124,710
                                               ========        ========

        AUDIT FEES. Audit fees consist of fees for professional
        ----------
services rendered for the audit of the consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports and services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. For Lazar Levine, audit fees in fiscal 2006 consisted of fees for the review of the consolidated financial statements included in our 1st and 2nd quarter reports. For McGladrey, audit fees in fiscal 2006 consisted of services rendered for the audit of the consolidated financial statements as of and for the year ending October 31, 2006 and the review of the consolidated financial statement included in our 3rd quarter report.

        TAX FEES.  Tax related fees are principally for professional
        --------
services rendered for tax compliance, planning and reporting.

        AUDIT COMMITTEE POLICIES. The Audit Committee believes that,
        ------------------------
on the basis of the relevant facts and circumstances pertaining to that firm's engagement by the Company, McGladrey and Lazar satisfy the requirements for independence from the Company. Consistent with Sarbanes-Oxley and the SEC regulations promulgated there under, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services to be performed by the Company's independent accountants.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







                                                                   PAGE
                                                                   ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS          F - 2/3

CONSOLIDATED BALANCE SHEETS                                        F - 4

CONSOLIDATED STATEMENTS OF INCOME                                  F - 6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY         F - 8

CONSOLIDATED STATEMENTS OF CASH FLOWS                              F - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F - 11

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries
Brewster, NY


We have audited the accompanying consolidated balance sheet of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment.


McGladrey & Pullen, LLP
Minneapolis, Minnesota
March 12, 2007

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To The Board of Directors
Touchstone Applied Science Associates, Inc. and Subsidiaries
Brewster, NY


We have audited the accompanying consolidated balance sheet of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Touchstone Applied Science Associates, Inc. and Subsidiaries as of October 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the accompanying 2005 financial statement has been restated.


Lazar Levine & Felix LLP
New York, New York
January 19, 2006
Except to Note 1 as to which the date is January 12, 2007

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


                       CONSOLIDATED BALANCE SHEETS
                        OCTOBER 31, 2006 and 2005



                                                             2006           2005
                                                             ----           ----
ASSETS
------

Current assets:
  Cash and temporary investments                        $   789,288      $ 1,289,630
  Restricted cash                                            20,307           20,347
  Accounts receivable, net of allowance for
   doubtful accounts of $33,000 and $3,000
   in 2006 and 2005, respectively                         8,611,587        2,886,915
  Inventories                                               545,362          467,762
  Prepaid expenses and other current assets                 496,509          397,420
  Deferred income taxes                                     364,031          571,417
                                                         ----------        ---------

      Total current assets                               10,827,084        5,633,491


Property and equipment - net of accumulated
  depreciation of $1,013,008 and $488,863
  in 2006 and 2005, respectively                          3,734,227          675,999


Other assets:
  Test passage bank and test development,
  net of accumulated amortization of $4,508,983
  and $3,579,751 in 2006 and 2005, respectively           2,335,670        2,750,239
  Non compete covenants, net of accumulated
  amortization of $44,000 in 2006                           315,659               --
  Customer contracts, net of accumulated
  amortization of $377,000 in 2006                        4,122,678               --
  Goodwill                                               13,647,586        1,969,542
  Deferred income taxes                                   1,325,379          596,623
  Other assets                                              349,832          252,931
                                                         ----------        ---------

      Total assets                                      $36,658,115      $11,878,825
                                                        ===========      ===========








See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (Continued)
                       OCTOBER 31, 2006 and 2005

                                                             2006           2005
                                                             ----           ----
ASSETS
------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Revolving credit agreements                           $ 1,774,819         $     --
  Current maturities of long-term debt                    1,459,502          166,750
  Accounts payable                                        2,794,301          489,428
  Income tax payable                                        204,319               --
  Accrued expenses                                        1,996,161        1,687,829
  Other liabilities                                         470,490          317,529
  Deferred gain on sale of building -
   current portion                                          125,438          125,439
                                                        -----------        ---------

      Total current liabilities                           8,825,030        2,786,975


Long-term debt, less current portion                     12,405,735        1,396,212
Deferred gain on sale of building, net of
 current portion                                            710,817          836,255
Interest Rate Swap Devaluation                               77,155               --
                                                        -----------        ---------

      Total liabilities                                  22,018,737        5,019,442
                                                        -----------        ---------

Commitments and contingencies


Stockholders' equity:
  Preferred stock, $.0001 par value,
   5,000,000 shares authorized, issued and
   outstanding 1,888,888 in 2006                                189               --
  Common stock, $.0001 par value,
   20,000,000 shares authorized,
   2,946,047 and 2,909,738 shares issued
   and outstanding in 2006 and 2005,
   respectively                                                 295              291
  Additional paid-in capital                             15,069,034        6,164,387
  Retained earnings (deficit)                              (430,140)         694,705
                                                       ------------      -----------

      Total stockholders' equity                         14,639,378        6,859,383
                                                       ------------      -----------

Total liabilities and stockholders' equity              $36,658,115      $11,878,825
                                                       ============      ===========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED OCTOBER 31, 2006 and 2005



                                               2006                2005
                                               ----                ----

Net revenue earned                         $23,686,213         $11,686,649

Cost of goods sold
  Cost of revenue earned                    13,305,528           5,990,327
  Impairment charges related to:
    Development costs                          610,588                  --
    Inventory                                  137,092                  --
                                           -----------         -----------
Total Cost of goods sold                    14,053,208           5,990,327
                                           -----------         -----------


Gross profit                                 9,633,005           5,696,322
                                           -----------         -----------

Operating expenses:
  Selling                                    1,801,973           1,432,287
  General and administrative                 8,719,497           3,637,098
                                           -----------         -----------

Total operating expenses                    10,521,470           5,069,385
                                           -----------         -----------

Income (loss) from operations                (888,465)             626,937


Other income (expense):
  Gain on sale/leaseback of building           125,439             125,439
  Interest income                                2,538              20,347
  Interest expense                            (613,149)            (44,416)
                                           -----------         -----------

Income (loss) before income taxes           (1,373,637)            728,307


Income Tax Provision (benefit)                (248,792)            295,778
                                           -----------         -----------

Net Income (loss)                        $  (1,124,845)        $   432,529
                                         =============         ===========






See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (Continued)
                    YEAR ENDED OCTOBER 31, 2006 and 2005






                                                 2006              2005
                                                 ----              ----

Weighted average number
of common and
convertible preferred
shares outstanding:
  Basic                                      4,802,835           2,807,275
  Diluted                                    4,802,835           3,023,262


Earnings (loss) per share:
  Basic                                    $     ( .23)         $      .15
  Diluted                                  $     ( .23)         $      .14






See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES


         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                            Additional                       Retained
                                   Preferred Stock         Common Stock       Paid-in      Subscriptions     Earnings
                                 Shares      Amount     Shares      Amount    Capital      Receivable        (Deficit)
                                 ------      ------     ------      ------    -------      -------------     ---------




Balance at October 31, 2004          --          --       2,627,703     263     5,609,480        (920)          262,176


Exercise of employee
stock options                        --          --          42,500       4        28,986          --                --
Stock subscription
received                             --          --              --      --            --         920                --
Issuance of common
stock in connection
with the acquisition
of AEC                               --          --          12,000       1        38,999          --                --
Issuance of common
stock in connection
with the acquisition
of ADI                               --          --          89,488       9       331,633          --                --
Exercise of warrants                 --          --         138,047      14       155,289          --                --
Net Income                           --          --              --      --            --          --           432,529
                                   ----        ----      ----------     ---     ---------        ----           -------

Balance at October 31, 2005          --          --       2,909,738     291     6,164,387          --           694,705

Exercise of employee
stock options                        --          --          36,309       4        94,750          --                --
Issuance of preferred
stock in connection
with the acquisition
of Questar                    1,888,888         189              --      --      8,499,811         --                --
Exercise of warrants                 --          --              --      --        112,072         --                --
Stock Option Expense                 --          --              --      --        198,014         --                --
Net Loss                             --          --              --      --             --         --         (1,124,845)


Balance at October 31, 2006   1,888,888        $189       2,946,047    $295    $15,069,034        $--          $(430,140)
                              =========        ====      ==========    ====     ---------        ====         ==========

See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED OCTOBER 31, 2006 and 2005



                                               2006                2005
                                               ----                ----



OPERATING ACTIVITIES
Net income (loss)                          $(1,124,845)        $   432,529
Adjustments to reconcile net income
(loss) to net Cash provided by (used
in) operating activities:
  Depreciation and amortization              2,189,990             679,008
  Deferred income taxes                       (521,370)            251,728
  Bad debt expense                                  --              (1,732)
  Gain on sale/leaseback of building          (125,439)           (125,439)
  Stock option expense                         198,014                  --
  Interest swap agreement devaluation           77,155                  --
Non-cash issuance of warrants for services     112,072                  --
Changes in operating assets and liabilities,
net of the affects of the acquisition of
Questar in 2006 and ADI and AEC in 2005:
  Accounts receivable                       (2,291,761)         (1,219,977)
  Inventories                                  (77,600)            (36,566)
  Restricted Cash                                   40               1,607
  Prepaid expenses and other current assets      1,502             (56,421)
  Deferred Revenue                             152,961             255,213
  Accounts payable and accrued expenses      1,200,152             370,625
                                             ---------           ---------


CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         (209,129)            550,575
                                             ---------           ---------

INVESTING ACTIVITIES
  Purchase of property and equipment          (592,843)           (270,279)
  Test passage bank and test development      (597,603)           (928,048)
  Cash and fees paid to acquire
    stock of Questar Educational
    Systems, Inc.                          (14,583,302)                 --
  Cash and fees paid to acquire stock of
    Achievement Data, Inc. ("ADI")                  --          (1,318,350)
  Cash and fees paid to acquire stock of
    Assessment and Evaluation Concepts, Inc.
    ("AEC")                                         --             (83,000)
  Software development costs                   (28,030)                 --
  Other Assets                                 (18,613)                 --
                                             ---------           ---------


CASH USED IN INVESTING ACTIVITIES          (15,820,391)         (2,599,677)
                                            ----------           ---------





See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                FOR THE YEARS ENDED OCTOBER 31, 2006 and 2005




                                                    2006                  2005
                                                    ----                  ----

FINANCING ACTIVITIES
  Repayment of long-term debt                    (3,157,627)            (37,417)
  Proceeds from long-term debt                    9,600,000           1,451,482
  Net borrowings on revolving
   credit agreements                              1,774,819                  --
  Costs associated with obtaining
   long-term debt                                  (282,768)            (12,033)
  Proceeds from the exercise of
   employee stock options                            94,754              28,990
  Proceeds from the exercise of
   warrants                                              --             155,303
  Proceeds from issuance of
   preferred stock                                7,500,000                  --
  Stock subscriptions received                           --                 920


CASH FLOWS FROM FINANCING ACTIVITIES             15,529,178           1,587,245
                                                 ----------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (500,342)           (461,857)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    1,289,630           1,751,487
                                                 ----------           ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $789,288          $1,289,630
                                                ===========          ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:

Interest                                        $   466,649          $   35,234
                                                ===========          ==========
Income taxes                                    $   180,913          $    7,683
                                                ===========          ==========

Non-cash investing and financing activities:
Stock issued in acquisition of AEC              $        --          $   39,000
                                                ===========          ==========
Stock issued in acquisition of ADI              $        --          $  331,642
                                                ===========          ==========
Note payable issued in acquisition of Questar   $ 4,000,000          $       --
                                                ===========          ==========
Stock issued in acquisition of Questar          $ 1,000,000          $       --
                                                ===========          ==========
See Note 2 for non-cash aspects
  of acquisitions

</TABLE









See notes to consolidated financial statements.


                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") competes exclusively in the assessment marketplace.
With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market. The Company competes in both the custom and proprietary product lines of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against specific standards established by each individual state. The Company has recognized this trend and has aligned its long term and short term strategic initiatives and resources to take advantage of these changes in the market. During the fiscal year ended October 31, 2006 ("Fiscal 2006"), the Company decided to minimize its efforts in growing its proprietary products business, and to devote significant resources to expanding its custom testing services. The Company implemented this strategy by acquiring all the outstanding stock of Questar Educational Systems, Inc. ("Questar") in May 2006. Questar provides test delivery, scoring, and score analysis capabilities for state testing programs. In addition to the Questar acquisition, the Company had previously acquired all the outstanding stock of both Assessment and Evaluation Concepts, Inc. ("AEC") and Achievement Data, Inc. ("ADI") in January 2005 and July 2005 respectively. AEC provides professional consulting services in the areas of program evaluation, student assessment, professional development and data collection and reporting to state, federal and higher education institutions as well as private companies. ADI provides on-line testing capabilities to state testing programs and also offers an electronic testing engine.

The Company operates through different subsidiaries, but management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.


Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Restatement
-----------

The audited consolidated financial statements included in this Report for the Company's fiscal year ended October 31, 2005 has been restated and supersede the Company's previously-issued audited consolidated financial statements for such fiscal year.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------


     A summary of the significant effects of the restatement is as follows:

                                         As Previously
                                         Reported                       Restated      Restated
                                         2005             2004          2005          2004
                                         ----             ----          ----          ----

As of October 31,
-----------------

Accrued employee vacation                $      0        $       0      $259,866     $ 189,141
Retained earnings                         850,625          375,661       694,705       262,176

For the fiscal year ended October 31,
-------------------------------------

Income before income taxes                799,032         1,415,051      728,307     1,381,449
Income taxes                              324,068           592,448      295,778       579,008
Income from continuing operations         474,964           822,603      432,529       802,441
Net Income                                474,964           822,603      432,529       802,441
Net Income per common share
     Basic (from continuing operations)       .17               .31          .15           .31
     Diluted (from continuing operations)     .16               .29          .14           .28

Goodwill
--------

Goodwill is not amortized but is subject to annual impairment tests at least annually. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed the annual tests at October 31, 2006 and 2005, and has determined there to be no impairment of the goodwill on those dates. The net carrying value of goodwill at October 31, 2006 and 2005 was $13,647,586 and $1,969,542, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all cash balances on hand and short-term, highly liquid investments with original maturities of three months or less. The Company maintains its cash in bank accounts, which at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.


Accounts Receivable and Allowance of Doubtful Accounts
------------------------------------------------------

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Accounts receivable consists of the following:


                                                       October 31,
                                                       -----------
                                                  2006             2005
                                                  ----             ----



          Billed                              $8,611,587       $2,559,630
          Unbilled (costs in
          excess of billings)                         --          327,285
                                              ----------       ----------

                                              $8,611,587       $2,886,915
                                              ==========       ==========
Inventories
-----------

Inventories based on the nature of the Company's operations consist solely of finished goods. These are stated at the lower of cost (first-in, first-out method) or market. At October 31, 2006, the Company appropriately provided inventory reserves of $161,000 regarding impaired projects and other un-saleable inventory. The current year affect of these reserves have been reflected as a separate component of Cost of Goods Sold.


Property and Equipment
----------------------

Property and equipment are stated at cost. The Company provides for depreciation generally on an accelerated method (double-declining balance) for personal property and on a straight line method for real property, by charges to income at rates based upon estimated recovery periods as follows:

      Leasehold improvements                10 years (shorter of lease
                                            term or useful life)
      Furniture, fixtures and equipment     5 to 7 years

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------


Income Taxes
------------

Income taxes are reported based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". (Note 10). The Company files a consolidated Federal income tax return with its subsidiaries. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more than likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

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

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Intangible Assets and Deferred Charges
--------------------------------------

Software Development
--------------------

The Company accounts for costs associated with the development of software products pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Pursuant to these rules for product development, the work performed prior to the determination of technological feasibility is treated as research and development costs and is expensed as incurred. From the point a project attains technological feasibility until it is ready for sale, the payroll and payroll-related charges and any direct material costs are capitalized. Capitalization of computer software costs is discontinued when the product is available to be sold.

As of October 31, 2006 and 2005 unamortized software development costs totaled $69,763 and $60,243 respectively, and were included as a component of other assets within the Company's consolidated balance sheets.


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

During the fourth quarter of 2006, and after assessing full year revenue results, the Company made the strategic decision to eliminate certain proprietary products, which performed below management's expectations. These decisions lead to impairment charge of $610,588 related to proprietary products which were discontinued or adjusted to the lower of cost of market. This impairment charge is included as a separate component of Cost of Goods Sold.

Customer Contracts and Non Compete Covenants
--------------------------------------------

The Company has recognized and recorded the value in certain intangible assets acquired from Questar in May 2006. The value of these assets was independently reviewed by third party appraisers hired by the Company. The Non Compete Covenants represent agreements between the Company and certain current and former employees of the Company. The agreements stipulate that these employees will not, for a period of time as outlined within the agreement, engage in employment activities that will directly or indirectly compete with the Company's business operations. The agreements are due to expire on October 31, 2009. The intangible asset value assigned to these agreements represents their fair value $360,000 as of May 31, 2006.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

The Company has additionally recognized and recorded in connection with the Questar acquisition intangible value for certain customer contracts. These contracts are agreements with multiple state entities to perform test construction, distribution, scoring and reporting services. The contracts have various lives that are due to expire over the next one - five fiscal years. The Company has valued these contracts based their total expected discounted cash flow $4,500,000 as of May 31, 2006.


Amortization
------------

Certain capitalized costs are amortized using the straight-line method over a period of five (5) years for software development and seven to eleven (7-11) years for test passage bank and test development costs. Loan origination costs are being amortized over the term of the indebtedness. As of October 31, 2006, unamortized loan origination costs totaled $259,204 and are included in other assets. Non -compete covenants are amortized over the life of the agreement of approximately 3 1/2 years. As of October 31, 2006 unamortized non-compete covenants totaled $315,659. Customer contracts are amortized over their expected lives of 1 to 4 years, in proportion to the annual discounted cash flow the Company expects to receive by performing the contractual services as defined by each contract. As of October 31, 2006 unamortized customer contracts totaled $4,122,678. Total amortization expense was $1,665,845and $491,142 for the fiscal years ended October 31, 2006 and 2005 respectively. Amortization expense for fiscal year ended October 31, 2006 included the write down of $610,588 of deferred costs applicable to non-performing products.


Estimated annual amortization expense for the next five years ending October 31, is as follows:


      2007              $2,988,000
      2008              $1,366,000
      2009                $885,000
      2010                $540,000
      2011                $240,000

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Other Liabilities
-----------------

As of October 31, 2006, other liabilities consist of billings in excess of costs of $470,490. As of October 31, 2005, other liabilities consist of a customer advance of $294,608 and billings in excess of costs of $22,921.

Accrued Expenses
----------------

Accrued expenses consist of the following:


                                                       October 31,
                                                       -----------
                                                  2006             2005
                                                  ----             ----



      Compensation                            $1,080,174      $  445,565
      Benefit Plans                              352,647         262,723
      Interest                                   155,681              --
      Other                                      407,659         979,541
                                              ----------      ----------

                                              $1,996,161      $1,687,829
                                              ==========      ==========


Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and temporary investments and accounts receivable. The Company maintains substantially all its cash balances and temporary investments in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2006 and 2005, the Company's uninsured cash balances and temporary investments totaled $611,780 and $1,102,081, respectively. The Company performs periodic reviews of the relative credit rating of its banks to lower its risk. The Company believes that concentration with regards to accounts receivable is limited due to its large customer base.


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

The Company's revenues from the performance of assessment, consulting and psychometric services under long term contracts are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. In addition, the Company records revenue from software pursuant to the provisions of Statement of Position No. 97-2, "Software Revenue Recognition", and in the Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions".

Rights of Return
----------------

There is a right of return on test booklets, answer sheets and certain software products. Upon return within a specified period, a credit is issued, with certain charge offs, or, in the case of software products, the item is replaced. Historically, the Company's returns have been insignificant. As a result, no return reserve has been provided for at October 31, 2006 and 2005.

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

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these financial instruments. The carrying value of long-term debt approximates fair value as the rate of interest on the debt approximates the market rate of interest as of October 31, 2006 and 2005. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Long-Lived Assets
-----------------

Long-lived assets at October 31, 2006 and 2005 consist of property, plant and equipment and intangible assets. The Company reviews its long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


Stock Based Compensation
------------------------

The Company has a 2000 Stock Option Plan (the "Plan"). Effective November 1, 2005, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS No. 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to November 1, 2005, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to November 1, 2005.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

As a result of the adoption of FAS No. 123(R), the Company's results for the fiscal year end October 31, 2006 include stock option compensation expense totaling $198,014. Such amount has been included in the Consolidated Statements of Income within general and administrative expenses. The Company recognized related tax benefits associated with share-based compensation arrangements totaling approximately $82,000 during the fiscal year end October 31, 2006. The impact of the adoption is an increase in loss before tax and net loss for fiscal year end October 31, 2006 of $198,014 and $116,014, respectively. In addition, basic and diluted net loss per share is increased by approximately $0.02. There was no impact on cash flows from operations and cash flows from financing activities. Stock option compensation expense calculated and disclosed under APB No. 25 in the Notes to the Consolidated Statements of Operations for fiscal year ended October 31, 2005 totaled $290,650.
Stock option compensation expense in 2006 is the estimated fair value of options granted during fiscal 2006 and the remaining portion of any unvested and outstanding options granted prior to fiscal 2006, amortized on a straight-line basis over the requisite service period for the entire portion of the award.
The weighted average estimated fair value of stock options granted for fiscal year ended October 31, 2005 was $3.75. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS No. 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options are as follows:


                                                Year Ended
                                      October 31, 2006       October 31, 2005
                                      ----------------       ----------------

      Expected term (in years)                10                     10
      Expected volatility                    125%                   121%
      Expected dividend yield                  0%                     0%
      Risk-free interest rate               4.88%                  4.23%



The following table addresses the additional disclosure requirements of FAS No. 123(R) in the period of adoption. The table illustrates the effect on net income and income per share as if the fair value recognition provisions of FAS No. 123(R) had been applied to all outstanding and unvested employee awards in the prior period:

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------







                                                                  For the Year
                                                                     Ended
                                                               October 31, 2005
                                                               ----------------

Net income attributable to common stockholders, as reported         $432,529

Add: Stock-based compensation included in report net income               --
Deduct: Total stock based compensation expense determined
under the fair value based method for all awards, net of tax         290,650
                                                                    --------
Pro forma net income attributable to common stockholders            $141,879
                                                                    ========
Net income per share:
Basic net income per share - as reported                               $0.15
Diluted net income per share - as reported                             $0.14

Basic net income per share - pro forma                                 $0.05
Diluted net income per share - pro forma                               $0.05

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Earnings (loss) per share
-------------------------

Earnings (loss) per share for each of the fiscal years ended October 31, 2006 and 2005 was computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares outstanding and also was adjusted for the assumed conversion of shares issuable upon the exercise of options and warrants in accordance with SFAS No. 128, "Earnings Per Share". The total potential dilutive common shares excluded from this computation due to the anti-dilution effect, totaled 599,550 and 588,227 in the fiscal years ended October 31, 2006 and 2005. Because the Company had a loss in fiscal 2006 diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. The reconciliation between basic and diluted average shares outstanding is as follows:



                                              Fiscal Years Ended October 31,
                                              ------------------------------
                                                   2006            2005
                                                   ----            ----



Basic weighted average shares outstanding       4,802,835       2,807,275
Dilutive effect of stock options                       --         212,227
Dilutive effect of warrants                            --           3,760
                                                ---------       ---------
Diluted weighted average shares outstanding     4,802,835       3,023,262
                                                =========       =========


Marketing and Promotional Costs
-------------------------------

Marketing and promotional costs are expensed as incurred and totaled approximately $256,000 and $343,000 for the years ended October 31, 2006 and 2005, respectively. Such costs are included in selling expenses in the accompanying consolidated statements of income.

Shipping Costs
--------------

The Company classifies a majority of its shipping costs to cost of goods sold with a lesser amount allocated to selling expense. The allocation between cost of goods sold and selling expense for shipping costs depends upon the nature of the expense in terms of the work related project it is supporting. Shipping costs allocated to selling expense totaled approximately $88,000 and $73,000 for the years ended October 31, 2006 and 2005, respectively. Shipping costs allocated to cost of goods sold totaled approximately $408,000 and $111,000 for the years ended October 31, 2006 and 2005, respectively

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Recently Issued Accounting Pronouncements
-----------------------------------------

In September 2006, the FASB issued Statement No. 157, "Fair
Value Measurements" (FASB No. 157").   FASB No. 157 defines fair
value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attributes. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently reviewing the potential effect of this statement on its financial statements.
In September 2006, the Securities & Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108) "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108, but does not expect that it will have a material effect on its consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), which clarifies terminology in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective for us in the first quarter of fiscal 2006. The adoption of FIN 47 did not have a material impact on the consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109", which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS
---------------------

Assessment and Evaluation Concepts, Inc.
----------------------------------------

In January 2005, the Company acquired all of the outstanding stock of Assessment and Evaluation Concepts Inc. ("AEC") for $122,000 consisting of $83,000 in cash and 12,000 shares of the Company's common stock. The value of the shares issued was determined based on the average market price of the Company's common stock over the two-day period before and after the date of the acquisition. In addition, options to purchase 50,000 shares of the Company's common stock were granted pursuant to the 2000 Plan on the date of the closing exercisable at $3.06 per share, the fair market value on that date. The options are exercisable commencing one year from the closing, through January 2015. The operations of AEC have been included in the consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

      Accounts receivable                   $  22,930
      Goodwill                                 99,070
                                            ---------
        Total and net assets acquired        $122,000
                                            =========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS (continued)
---------------------

Achievement Data, Inc.
----------------------

On July 1, 2005, the Company acquired all of the outstanding stock of Achievement Data, Inc. ("ADI"). The total consideration paid by the Company for the ADI stock was $1,650,000, consisting of $1,155,000 in cash, the issuance of 89,488 shares of Common Stock of the Company (valued at approximately $331,650, based on the average of closing prices for the Company's Common Stock for the five trading days preceding the closing) and $163,350 in subordinated promissory notes issued to two of the former stockholders of ADI. The promissory notes accrue interest at the rate of 5% per annum and are payable through six semi-annual installments of principal plus interest. The operations of ADI are included in the consolidated financial statements since the date of acquisition.


The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

      Current assets - other                  $   53,530
      Accounts receivable                        138,645
      Property and equipment                      73,756
      Goodwill                                 1,435,368
                                              ----------

       Total assets acquired                   1,701,299
                                              ----------
      Current liabilities                        (51,299)
                                              ----------
        Total liabilities                        (51,299)
                                              ----------
        Net assets acquired                   $1,650,000
                                              ==========

Questar Educational Systems, Inc.
---------------------------------

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

The Company financed the acquisition of Questar through senior debt and a private equity investment. The Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 and had issued on its behalf a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit. The Loan Agreement contains ongoing financial covenants which are measured on an annual basis beginning in Fiscal 2007. The term loan is interest-only for the first six months of the loan, and then is payable in fifty-four equal monthly installments of principal and interest on a five year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR BBA rate and the Company is paying Banknorth

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS (continued)
---------------------

a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan. The interest rate swap agreement expires after thirty months on December 1, 2008. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of Questar. The proceeds from the loans were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, and for working capital.

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

Management allocated the purchase price of Questar to the assets acquired with the assistance of third party independent appraisals of all intangible assets and equipment acquired. The Company allocated $2,990,000 to equipment which is astep of of 1,400,000 from its pre-acquisition book value. The Company assigned a value of $360,000 to the non-compete covenant agreements that were signed by the selling shareholders of Questar. The covenants will expire as of October 31, 2009. The Company will amortize the value assigned to this intangible asset over its expected life (41 months). Additionally, the Company has estimated that the customer contracts acquired from Questar are valued at $4,500,000. This amount will be amortized in relation to annual value of discounted cash flow the Company expects to receive over the life of the contracts (see schedule below). With the exception of the non-compete covenants and customer contracts there were no other identifiable intangible assets; therefore, the balance of the purchase price of $11,678,044 was allocated to goodwill. The Company will perform annual tests to ascertain that the carrying value of the goodwill is not impaired.

The operations of Questar have been included in the consolidated financial statements since the date of acquisition, June 1, 2006.

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - ACQUISITIONS (continued)
---------------------

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

      Other current assets, including
      cash of $1,443,772                        $   1,544,363
      Accounts receivable                           3,432,911
      Property and equipment                        2,989,530
      Non compete covenants                           359,500
      Customer contracts                            4,500,000
      Goodwill                                     11,678,044
                                                -------------
        Total assets acquired                      24,504,348
                                                -------------
      Current liabilities                          (3,477,274)
                                                -------------
        Total liabilities                          (3,477,274)
                                                -------------
        Net assets acquired                       $21,027,074
                                                =============

                              Estimated
                              Fair Value        Net Book Value       Intangible
                              May 31, 2006      October 31, 2006     Asset life (months)
                              ------------      ----------------     -------------------

Non Compete covenants          $360,000              $316,000        41 months

Customer contracts           $4,500,000            $4,123,000        1 to 4 years

A summary of the future annual amortization expense associated with the intangible assets acquired from Questar is as follows:

                        Non Compete     Customer
                         Covenants     Contracts        Total
                        -----------    ---------        -----

           2007          $105,000     $2,152,000     $2,257,000
           2008          $105,000       $855,000       $960,000
           2009          $105,000       $487,000       $592,000
           2010          $    --        $270,000       $270,000



The following unaudited pro forma income statement data presents the consolidated results of operations of the Company had the acquisitions of AEC, ADI and Questar occurred at the beginning of the earliest period presented:

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - ACQUISITIONS (continued)
---------------------

                                        Proforma - Unaudited
                                        Year Ended October 31,
                                        ----------------------

                                        2006             2005
                                        ----             ----

Net revenue                         $45,100,000      $37,600,000
Net income                           $1,635,000       $2,955,000
Basic earnings per share                  $.34              $.62
Diluted earnings per share                $.32              $.59

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------


                                                     October 31,
                                              ------------------------
                                                 2006           2005
                                                 ----           ----


      Leasehold improvements                  $ 356,706       $288,190
      Furniture, fixtures and equipment       4,390,529        876,672
                                              ---------      ---------
                                              4,747,235      1,164,862
      Less: accumulated depreciation          1,013,008        488,863
                                              ---------      ---------
                                             $3,734,227       $675,999
                                             ==========      =========

Depreciation expense for the fiscal years ended October 31, 2006 and 2005 was $524,145 and $187,866, respectively.

In connection with the acquisition of Questar the Company had an independent third party appraisal of the tangible assets that were purchased during the transaction. The appraisal resulted in a "step up" in net book basis of approximately $1,400,000 to property and equipment. Such step up is included in the Company's net Property and Equipment value as of October 31, 2006.


NOTE 4 - SALE-LEASEBACK; COMMITMENTS
------------------------------------

In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a deferred gain on the sale totaling $1,254,383, net of closing costs totaling $162,136 in fiscal 2003. The building was then leased back to the Company under a ten-year lease agreement. As a result of the sale/leaseback, the deferred gain is being recognized over the term of the lease at $125,439 per year. Among other provisions, the lease provides for additional rent to be paid by the Company for real estate taxes and insurance.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SALE-LEASEBACK; COMMITMENTS (continued)
------------------------------------

The Company entered into a five year lease commencing June 1, 2006 with a five-year option to renew for the Questar Educational Systems Inc. operation in Minnesota. The Company also has thirteen months and twelve months remaining on the leases on the Texas and Minnesota offices, respectively. In addition, the Company has leases on certain of its equipment. Additionally, subsequent to the end of Fiscal 2006, the Company entered into a short term lease commitment (February 2007 - July
2007) to occupy office space in Minnesota. The additional space was needed in order to enable the Company to complete certain customer project requirements during such period of time. The Company presently has no intention of renewing the lease after its termination.


Future minimum rentals on these operating leases are approximately as follows:


Year ending October 31,
-------------------------

  2007                       $   1,422,000
  2008                           1,126,000
  2009                           1,135,000
  2010                           1,146,000
  2011                             832,000
  2012 and thereafter              686,000
                             -------------

                             $   6,347,000
                             =============

Rent expense was approximately $835,000 and $382,000 for the fiscal years ended October 31, 2006 and 2005, respectively.

NOTE 5 - REVOLVING CREDIT AGREEMENTS
------------------------------------

The Company has a $4,000,000 revolving credit agreement which expires on April 30, 2008 if not renewed. Advances are due on demand, are secured by substantially all the assets of the Company, and are subject to a defined borrowing base that shall not exceed the sum of 80% of eligible accounts receivables and 50% of eligible inventory. The Company has secured under the revolving credit agreement an 'Irrevocable Letter of Credit' of $198,750 that reduces the total line available to $3,801,250. Interest on the advances is at 2.5% above the LIBOR and is due monthly. Advances of $1,774,819 were outstanding at October 31, 2006. The revolving credit agreement contains ongoing financial covenants which are measured on an annual basis beginning in October 2007. This revolving line of credit agreement did not exist at October 31, 2005.

In Fiscal 2006, the Company secured an equipment financing line of credit with its bank in the amount of $1,000,000 of which none was outstanding at October 31, 2006. The line is secured by the equipment purchased through the line of credit.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:



                                                                 October 31,
Description               Interest Rate       Due Date        2006         2005
-----------               -------------       --------        ----         ----

Equipment loan payable
in monthly installments
of $2,295 including
interest, collateralized
by the equipment               6%               2009       $  75,469     $97,686

Equipment loan payable
in monthly installments
of $633 plus interest,
collateralized by
the equipment               Prime + 1%
                            (9.25% at
                            10/31/2006)         2008          15,200      22,800

Equipment loan payable
in monthly installments
of $1,708 including
interest, collateralized
by the equipment               6%               2010          63,002      79,126


Loan payable, interest
only for first year then
monthly installments of
$23,339                      6.25%              2011              --*  1,200,000


Loan payable, interest
only for seven months then
monthly installments of
$135,668 including
interest                        **              2011       9,600,000**        --


Unsecured loans payable
in semi-annual installments
of $29,656 including interest
to the former two
shareholders of ADI            5%               2008         111,566     163,350


Loan payable, interest
only to former Questar
shareholders                   6%               2011       4,000,000          --
                                                          ----------   ---------

Total long term debt                                      13,865,237   1,562,962

Less:  current maturities                                  1,459,502     166,750
                                                          ----------   ---------

                                                         $12,405,735  $1,396,212
                                                         ===========  ==========

*In connection with the acquisition of Questar, the Company paid off the loan.
** The Company has entered into an interest rate swap agreement with a rate of 2.5% above the one month USD LIBOR BBA on a value of $9,600,000 declining concurrently with the term loan. The interest rate swap agreement expires after thirty months on December 1, 2008. The term loan balloons on May 30, 2011. The note is secured by the assets of the Company. The promissory note contains financial covenants consisting of a debt service coverage ratio, interest coverage ratio, senior debt to EBITDA ratio, fixed charge coverage ratio as well as certain non-financial covenants, with compliance beginning Fiscal 2007.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM DEBT (continued)
-----------------------

Approximate maturities of long-term debt for years subsequent to October 31, 2006 are as follows::

Fiscal year ending October 31,
------------------------------

      2007                       $ 1,460,000
      2008                         1,848,000
      2009                         1,930,000
      2010                         2,048,000
      2011                         6,580,000
                                 -----------
                                 $13,865,000
                                 ===========


NOTE 7 - SUBORDINATED DEBENTURE AGREEMENT
-----------------------------------------

In connection with the Company's October 1998 subordinated debenture agreement there were warrants outstanding to purchase 138,047 shares of the Company's common stock. In December 2004, the warrants to purchase 138,047 shares of the Company's common stock were exercised for $155,303.


NOTE 8 - EMPLOYEE BENEFIT PLANS
-------------------------------

The Company has a qualified 401(k) Profit Sharing Plan, as amended, under which eligible employees who are eighteen years of age and have completed either twelve months, or one thousand hours, of employment become participants. The Plan provides a matching component under the 401(k) Profit Sharing Plan of up to five percent (5%) of each eligible employee's compensation.

The Company has a Money Purchase Pension Plan, as amended, under which eligible employees who are eighteen years of age and have completed either twelve months, or one thousand hours, of employment become participants. The Plan excludes highly compensated employees, as defined, and provides for annual contributions of five percent (5%) of each eligible employee's compensation.

In connection with the acquisition of Questar in Fiscal 2006, the Company assumed the existing employee's retirement plan. Questar has a qualified 401(k) Profit Sharing Plan. The Plan allows for annual employee contributions of up to 25% of eligible salary. Eligibility requirements are a minimum of 18 years of age with at least six months of service with the Company. The Company matches 100 percent of the first $250 of each employee's contributions, then 50 percent of contributions thereafter up to a maximum of $2,500 or 2.5 percent of employee earnings, whichever is reached first.

For the fiscal years ended October 31, 2006 and 2005, retirement plan costs totaled approximately $369,000 and $263,000, respectively.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

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

As part the Questar acquisition (Note 2), the Company issued 222,222 of the Series A-2 preferred shares. In addition, as part of the related financing of the Questar acquisition, the Company entered into a securities purchase agreement for the sale of 1,666,667 shares of the Series A-1 preferred stock. At October 31, 2006 and 2005, there were 1,888,888 and zero shares of preferred shares outstanding, respectively.

There is no trading market for the Company's Series A-1 Preferred Stock or Series A-2 Preferred Stock, and the Company has no intention of applying to list shares of its Preferred Stock. The Company has agreed to use its best efforts to file a registration statement under the Act with respect to the shares of Common Stock underlying the Series A-1 Preferred Stock, upon request of the Investors, at any time following one year after the issuance date of the Series A-1 Preferred Stock, in accordance with the Investor Rights Agreement. With respect to the 222,222 shares of Series A-2 Preferred Stock issued as part payment of the purchase price at closing, the Company has agreed to use it best efforts to include such shares of Common Stock underlying the Series A-2 Preferred Stock in a registration statement if, and when, filed by the Company, upon request of the Investors, at any time following one year after the issuance date of the Series A-1 Preferred Stock. With respect to the escrowed shares, the Company has agreed to use its best efforts to file a registration statement under the Act for the shares of Common Stock into which the Series A-2 Preferred Stock will be convertible, upon request of the former shareholders of Questar following the release, if any, of the escrowed shares, or to include such shares of Common Stock in a registration statement if, and when, filed by the Company with respect to the shares of Common Stock beneficially owned by the Investors.

Initially, the shares of Series A-1 Preferred Stock and the Series A-2 Preferred Sock are convertible into shares of Common Stock on a one-for-one basis. The conversion rate is subject to anti-dilution adjustments set forth in the Certificate of Designations for the Series A Preferred Stock. For the first three years after the issuance, neither Series A-1 Preferred Stock nor Series A-2 Preferred Stock will accrue dividends. Thereafter, dividends will accrue at the rate of 8% per annum, payable in cash or additional shares of Series A Preferred Stock, at the election of the Company; provided, however, that no shares of Series A-2 Preferred Stock will accrue any dividends until, and after the time when, the Series A-2 Preferred Stock is released to the selling shareholders of

Questar in accordance with the Escrow Agreement.
Each share of Series A-1 Preferred Stock is entitled to cast one vote per each share of Common Stock into which such share of Series A-1 Preferred Stock is convertible as of the record date for a stockholder vote. Each share of Series A-2 Preferred Stock that has been issued to the selling shareholders of Questar on the closing date is entitled to cast one vote per each share of Common Stock into which such share of Series A-2 Preferred Stock is convertible as of the record date for a stockholder vote. The shares of Series A-2 Preferred Stock that are held in escrow pending release if the earn out hurdles are satisfied, will not be entitled to vote so long as such shares remain in escrow. The shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock which are entitled to vote shall vote together with the Common Stock as a single class.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (continued)
-----------------------------

Warrants Issued for Services
----------------------------

In connection with the purchase of Questar, the Company issued to Signal Hill Capital Group, LLC, who represented the Company as its investment banker in connection with the Questar acquisition, warrants to purchase up to 50,000 shares of Common Stock of the Company, at an exercise price of $4.50 per share. The warrants are fully exercisable and have a five-year term.
The estimated fair value cost of such warrants based on the Black Scholes pricing model is $112,072.

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

1991 Plan Weighted Average Life and Price as of October 31, 2006:

                    ------Options Outstanding-----                     ----Options Exercisable-------

                                     --------Weighted avg.------                     Weighted avg
Range of                             Remaining Life     Exercise       # of          Exercise
Exercise Prices       # of Shares       (months)        Price          Shares        Price
---------------       -----------    --------------     --------       ------        --------

$1.67 - $2.88          207,553           18             $2.49          207,553        $2.49
$3.00 - $4.25           49,000           17             $4.18           49,000        $4.18
                       -------           --             -----          -------        -----
     Totals            256,553           22.6           $2.82          256,553        $2.82
                       -------           ----           -----          -------        -----

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------


1991 Plan activity is summarized as follows:


                                                                              Weighted
                                                          Option              Avg. Price
                                               Shares     Price Per Share     Exercise
                                               ------     ---------------     ----------

Options outstanding - October 31, 2004        411,788     $1.668 - $6.125      $2.99
  Granted                                          --            --             --
  Canceled                                    (47,500)    $2.125 - $6.125      $2.76
  Exercised                                        --
                                              -------


Options outstanding - October 31, 2005        364,288     $1.668 - $4.375      $3.02
  Granted                                          --            --
  Canceled                                    (48,525)    $1.668 - $4.375      $4.28
  Exercised                                   (59,210)    $2.876 - $3.00       $2.88
                                              -------


Options outstanding - October 31, 2006        256,553     $1.668 - 10.50       $4.252
                                              =======
Options exercisable - October 31, 2006        256,553     $1.668 - 10.50       $4.252
                                              =======



2000 Stock Incentive Plan
-------------------------

In February of Fiscal 2000, the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") which supersedes the 1991 Plan. Options outstanding under the 1991 Plan at October 31, 2000 will remain effective until forfeited, cancelled, or expired without exercise. The 2000 Plan calls for options to purchase up to an aggregate of an additional 300,000 shares of the Company's common stock plus such additional shares as becomes available under the 1991 Plan by reason of forfeiture of awards granted there under or cancellation or expiration of such shares without exercise, and may be granted to officers, key employees, directors, and consultants of the Company. At the Annual Meeting of Stockholders held on April 29, 2005, the stockholders approved an amendment to the 2000 Plan increasing by 200,000 the number of shares eligible to be issued pursuant to the 2000 Plan. Subject to the terms of the 2000 Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 150,000 shares in any three fiscal-year period. Prior to Fiscal 2006, all options were 100% vested after twelve months and may be exercised for a nine-year period commencing one year from the date of grant. Effective for options granted under the 2000 Plan in Fiscal 2006 and thereafter, such options will become exercisable in three equal annual installments following the grant date. The exercise price of an option granted under the 2000 Plan may not be less than the fair market value of the Company's common stock on the date of grant.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------


2000 Plan Weighted Average Life and Price as of October 31, 2006:

                    ------Options Outstanding-----                     ----Options Exercisable-------

                                     --------Weighted avg.------                     Weighted avg
Range of                             Remaining Life     Exercise       # of          Exercise
Exercise Prices       # of Shares       (months)        Price          Shares        Price
---------------       -----------    --------------     --------       ------        --------
$0.46 - $2.10           111,300            78           $1.35          111,300       $1.35
$2.85 - $4.50           352,000           108           $3.76          209,500       $3.32
                        -------           ---           -----          -------       -----
     Totals             463,300           101           $3.18          320,800       $2.64
                        -------           ---           -----          -------       -----

                                                                              Weighted
                                                          Option              Avg. Price
                                               Shares     Price Per Share     Exercise
                                               ------     ---------------     ----------
Options outstanding - October 31, 2004         169,300    $0.46 - $2.10       $1.19

  Granted                                      216,000    $3.06 - $3.785      $3.32
  Canceled                                      (6,000)   $2.10               $2.10
  Exercised                                     (4,000)   $0.46 - $2.10       $.066
                                               -------

Options outstanding - October 31, 2005         334,300    $0.46 - $3.785      $2.62

  Granted                                      142,500    $2.85 - $4.50       $4.41
  Canceled                                      (2,500)       $3.15           $3.15
  Exercised                                    (11,000)   $0.65 - $3.15       $1.95
                                               -------

Options outstanding - October 31, 2006         463,300    $0.46 - $4.50       $3.18
                                               =======
Options exercisable - October 31, 2006         320,800    $0.46 - $3.785      $2.64
                                               =======

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

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

Directors' Plan Weighted Average Life and Price as of October 31, 2006:

                    ------Options Outstanding-----                     ----Options Exercisable-------

                                     --------Weighted avg.------                     Weighted avg
Range of                             Remaining Life     Exercise       # of          Exercise
Exercise Prices       # of Shares       (months)        Price          Shares        Price
---------------       -----------    --------------     --------       ------        --------
$0.62 - $2.00            31,250            60           $0.94          31,250        $0.94
$2.88 -  $4.25           47,500            92           $3.22          35,000        $3.32
                         ------            --           -----          ------
      Totals             78,750            79           $2.32          66,250        $2.20
                         ======            ==           =====          ======        =====

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

Directors' stock option plan activity is summarized as follows:

                                                          Option              Avg. Price
                                               Shares     Price Per Share     Exercise
                                               ------     ---------------     ----------

Options outstanding - October 31, 2004         57,500     $0.62 - $7.85        $2.04

  Granted                                      12,500         $3.20            $3.20
  Canceled                                         --           --               --
  Exercised                                   ( 2,500)        $0.70            $.070
                                              -------

Options outstanding - October 31, 2005         67,500     $0.62 - $7.85        $2.31
                                              =======
  Granted                                      12,500         $2.96            $2.96
  Canceled                                     (1,250)        $7.85            $7.85
  Exercised                                        --           --               --


Options outstanding - October 31, 2006         78,750     $0.62 - $4.25        $2.32
                                               ======
Options exercisable - October 31, 2006         66,250     $0.62 - $4.25        $2.20
                                               ======

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

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


                                           Shares       Option Price Per Share
                                           ------       ----------------------

Options outstanding - October 31,
 2006, 2005 and 2004                       7,500                  $.90
                                           =====
Options exercisable - October 31,
 2006                                      7,500                  $.90
                                           =====



NOTE 10 - INCOME TAXES
----------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets and liabilities are comprised as follows:


                                                      October 31,
                                                      -----------
                                               2006                2005
                                               ----                ----
Deferred tax assets:
  Net operating loss                        $760,901            $584,723
  Sale/leaseback of building                 342,865             394,295
  Asset impairment                           250,338                   0
  Salaries                                    81,186              44,934
  Rent                                        47,170              38,164
  Unused employee vacation                   228,054             103,946
  Other                                      196,837              44,302
                                           ---------           ---------

  Gross deferred tax assets                1,907,351           1,210,364
                                           ---------           ---------

Deferred tax liabilities:

  Goodwill                                  (217,941)            (36,102)
  Test passage bank and
    test development                               0              (6,222)
                                           ---------           ---------
  Gross deferred tax
    liabilities                             (217,941)            (42,324)
                                           ---------           ---------

Net deferred tax assets                   $1,689,410          $1,168,040
                                          ==========          ==========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - INCOME TAXES (Continued)
----------------------

The deferred tax assets and liabilities include the following amounts:




                                               Fiscal Year Ended October 31,
                                               -----------------------------
                                                  2006              2005
                                                  ----              ----
      Current deferred tax assets               $364,031         $571,417

      Noncurrent deferred tax assets          $1,543,320         $638,947
                                              ----------         --------
      Noncurrent deferred tax liabilities       (217,941)         (42,324)
                                              ----------         --------
      Net noncurrent deferred tax assets      $1,325,379         $596,623
                                              ==========         ========


The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded.

The Company's income tax expense (benefit) consists of the following:



                                               Fiscal Year Ended October 31,
                                               -----------------------------
                                                  2006              2005
                                                  ----              ----
      Current:
        Federal                                 $ 12,938          $    --
        State                                    259,640           44,050
                                                --------          -------

                                                 272,578           44,050
                                                --------          -------

      Deferred:
        Federal                                 (432,356)         195,089

        State                                    (89,014)          56,639
                                                --------          -------


                                                (521,370)         251,728
                                                --------          -------



      Income tax provision (benefit)           $(248,792)        $295,778
                                               =========         ========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - INCOME TAXES (Continued)
----------------------


A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate is as follows:


                                               Fiscal Years Ended October 31,
                                               ------------------------------
                                                  2006              2005
                                                  ----              ----



U.S. Federal income tax statutory rate           (34%)              34%

State income tax, net of Federal income
  tax effect                                      15                 5

Other, net                                         1                 3
                                                 ---                --

*Effective tax (benefit) rate                    (18)%              42%
                                                 ===                ==
* The Company during Fiscal 2006 incurred a pre-tax loss of
$1,373,637 resulting in a tax benefit (refund).   The effective
tax rate (benefit) in Fiscal 2006, as a percentage of the pre-tax loss, was partially offset by a change in estimate of prior year income taxes of approximately $84,000 that was charged to the current year Fiscal 2006 income tax expense.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - EMPLOYMENT AGREEMENTS
-------------------------------

The Company has employment agreements with several of its key employees. The agreements are for varying terms generally ranging from one to three years and are automatically extended each year unless the Company notifies the employee, in writing, ranging from at least 60 to 180 days prior to the anniversary date that the agreement will not be extended.

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

The Company entered in two -year employment agreements with the two officers of AEC. Pursuant to the agreements, the officers of AEC are entitled to a base salary and bonuses determined by the attainment of certain performance goals. In addition, an aggregate of 50,000 options to purchase shares of the Company's Common Stock were granted pursuant to the 2000 Stock Incentive Plan at $3.06 per share.

The Company entered into employment agreements for an initial forty-month term with two of the former shareholders of ADI. In addition, the former shareholders of ADI who are continuing with ADI were granted, pursuant to the 2000 Plan, an aggregate of 60,000 ten-year options to purchase additional shares of the Company's Common Stock, at an exercise price of $3.75 per share, subject to vesting upon the completion of one year of employment. The Company also entered into an employment agreement for an initial twenty-eight month term with a key employee of ADI.

The Company has entered into employment agreements for an initial twenty-four month term with certain members of the management of Questar. Such employment agreements with the Questar management team include non-competition covenants and proprietary rights agreements.

The aggregate commitment for future salaries under the employment agreements as of October 31, 2006, excluding bonuses and benefits, is approximately as follows:

Fiscal year ending October 31,
------------------------------
      2006                           $2,731,000
      2007                           $1,726,000
      2008                             $207,000


NOTE 12 - RELATED PARTY TRANSACTIONS
------------------------------------

Cahill Warnock Transactions.  In November 1998, the Company
----------------------------
issued and sold to the Cahill, Warnock Entities 8% Debentures due 2003 (the "Debentures"), in the aggregate principal amount of $4,000,000, and as additional consideration for purchasing the Debentures, Warrants to acquire shares of the Company's Common Stock, which, on the closing date of such transaction, constituted 20% of the Company's issued and outstanding common stock on a fully diluted basis. The Debentures were repaid in Fiscal 2003, and a portion of the Warrants held by the Cahill, Warnock Entities expired at the end of Fiscal 2003. The Cahill Warnock Entities exercised its remaining 138,047 warrants outstanding in December 2004 (after the end of Fiscal 2004), resulting in additional paid-in capital to the Company of $155,303. As of the date of this Report, the Cahill Warnock Entities beneficially own 20.8% of the Company's outstanding Common Stock, fully-diluted.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - RELATED PARTY TRANSACTIONS (continued)
------------------------------------

Pursuant to an investor rights agreement between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the shares issued upon exercise of such Warrants, the Cahill, Warnock Entities shall have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Donald W. Hughes are the current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities.

Acquisition of AEC. Pursuant to the acquisition of AEC in January 2005, the Company issued 12,000 shares of the Company's Common Stock to the former stockholders of AEC in a transaction not involving a public offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Acquisition of ADI.  Pursuant to the acquisition of ADI in July
-------------------
2005, the Company issued 89,488 shares of the Company's Common Stock to the former stockholders of ADI who had elected to receive shares, in whole or in part in lieu of cash, in a transaction not involving a public offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Martin Borg, currently the President of ADI, received 68,119 of such shares and options to acquire 40,000 shares of Common Stock, and entered into an employment agreement with the Company.

Camden Entities Transactions.  In connection with the
----------------------------
acquisition of Questar, the Company entered into a securities purchase agreement the with Camden Entities, pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Preferred Stock (valued at $7,500,000, based on a price of $4.50 per share). The proceeds from the sale of stock were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, with the balance being retained by the Company for working capital. The transaction did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act.

Camden Partners Strategic Fund III, L.P. ("Camden III") is a Delaware limited partnership formed in 2004. It is a private equity fund that invests in emerging micro-cap public and late stage private companies, focusing on companies in the business and financial services, education, and healthcare industries. Camden III is managed by its general partner, Camden Partners Strategic III, LLC which, in turn, is managed by its managing member, Camden Partners Strategic Manager, LLC. David Warnock and Donald Hughes, who are directors of the Company, are each managing members of Camden Partners Strategic Manager, LLC.

Camden Partners Strategic Fund III-A, L.P. ("Camden III-A") is a Delaware limited partnership formed in 2004. It is a private equity fund that invests in parallel with Camden III. Camden III-A is managed by its general partner, Camden Partners Strategic III, LLC, which in turn is managed by its managing member, Camden Partners Strategic Manager, LLC. David Warnock and Donald Hughes, who are directors of the Company, are each managing members of Camden Partners Strategic Manager, LLC.

Cahill, Warnock Strategic Partners Fund, L.P. ("CW") and Strategic Associates, L.P. ("SA") are stockholders of the Company and affiliates of Camden III and Camden III-A. David Warnock and Donald Hughes, who are directors of the Company, are each managers of Camden Partners Strategic Manager, LLC and general partners of the general partner of CW and SA. Mr. Warnock is President and Mr. Hughes is Executive Vice President of Camden Partners Holdings, LLC, which serves as a manager and advisor to Camden III, Camden III-A, CW and SA.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - RELATED PARTY TRANSACTIONS (continued)
------------------------------------

As of the date of this Report, the Camden Entities beneficially own 36.9% of the Company's Common Stock on a fully-diluted basis. The entities controlled by Messrs. Warnock and Hughes - the Cahill Warnock Entities and the Camden Entities - beneficially own an aggregate of 46.9% of the Company's Common Stock on a fully diluted basis.

Acquisition of Questar.  In the acquisition of Questar, the
-----------------------
Company issued to the selling shareholders of Questar, 222,222 shares of Series A-2 Preferred Stock (valued at $4.50 per share), as part payment of the purchase price at closing and (b) delivered to the escrow agent, 1,111,111 shares of the Series A-2 Preferred Stock (valued at $4.50 per share), which will be deemed earned by, and will be released to, the former shareholders of Questar if revenue goals over the earn out period of the three fiscal years ending October 31, 2007, 2008 and 2009, are met. Such escrowed shares are not deemed to be outstanding (and therefore, are not eligible to vote) until the revenues goals are met and the shares are released from escrow. The issuance and sale of the Series A-2 Preferred Stock did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act. The Company issued 222,222 shares of the Company's Series A-2 Preferred Stock to the former shareholders of Questar who had elected to receive shares, in whole or in part in lieu of cash, in a transaction not involving a public offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

In consideration for his sale of shares of Questar, Mr. Naegeli (who has since been elected a director of the Company), as a selling shareholder, received 43,488 shares of Series A-2 Preferred Stock, which are convertible into 43,488 shares of Common Stock of the Company, subject to anti-dilution adjustments. Mr. Naegeli is also a shareholder in Questar Data Systems ("QDS"). In connection with the acquisition of Questar, the Company purchased, on a contractual basis monthly, services from QDS for certain accounting and administrative functions. The monthly fee for these services was $15,500 beginning in June 2006. Total fees paid in Fiscal 2006 to QDS were $77,500. The contract for services with QDS concluded in December 2006 with no further obligations due from the Company.

As part of the acquisition of Questar, the Company entered in two separate lease agreements with the former shareholders of Questar. Through one lease agreement, the Company rents approximately 49,000 square-feet of office space in Apple Valley, Minnesota. The initial term of this lease is for five years concluding on May 31 2011 with the Company holding an option to renew for an additional five-year period. Pursuant to the second lease agreement the Company uses 45,000 square-foot of distribution center also in Apple Valley, Minnesota. This lease also concludes on May 31 2011 with the Company holding an option to renew for an additional five-year period. The Company also holds an option to lease an additional 11,000 square feet of distribution center space that is adjacent to the current distribution center.

Future minimum lease payments for the Apple Valley facilities for the years ending October
31 are as follows:

        2007                           $780,000
        2008                            780,000
        2009                            780,000
        2010                            780,000
        Thereafter                      455,000
                                     ----------
        Total                        $3,575,000

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - RELATED PARTY TRANSACTIONS (continued)
------------------------------------

      Legal Fees.  One of the Company's directors, Steven R.
      ----------
Berger, is a shareholder in Vedder, Price, Kaufman & Kammholz,
P.C.  The Company has retained Vedder, Price, Kaufman &
Kammholz, P.C. as its special securities counsel, and the Company paid an aggregate of $238,237 and $177,273 in legal fees and expense in Fiscal 2006 and Fiscal 2005, respectively.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

March 13, 2007           By:/s/ ANDREW L. SIMON
                            --------------------
                            Andrew L. Simon
                            President and Chief Executive Officer

March 13, 2007           By:/s/ JAMES J. WILLIAMS
                            ---------------------
                            JAMES J. WILLIAMS
                            CHIEF FINANCIAL OFFICER


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman       March 13, 2007
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director              March 13, 2007
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director              March 13, 2007
-------------------------
    Steven R. Berger

/s/ DONALD W. HUGHES                 Director              March 13, 2007
-------------------------
    Donald W. Hughes

/s/ CHRIS L. NGUYEN                  Director              March 13, 2007
-------------------------
    Chris L. Nguyen

/s/ LINDA G. STRALEY                 Director              March 13, 2007
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director              March 13, 2007
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director              March 13, 2007
-------------------------
    David L. Warnock

/s/ THEODORE NAEGELI                 Director              March 13, 2007
-------------------------
    Theodore Naegeli