Form 10QSB
period 2007-01-31
TOUCHSTONE APPLIED SCIENCE ASSOCIATES INC /NY/
filed 2007-03-20
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended January 31, 2007

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



               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 12, 2007: 3,021,561 shares of Common Stock, par value
$0.0001 per share.


Transitional Small Business Disclosure Format (check one):
Yes         No    X
   --------   ----------

                                PART I


ITEM 1.   FINANCIAL STATEMENTS

          The financial statements for the Company's fiscal quarter ended January 31, 2007 are attached to this Report, commencing at F-1.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operations is forward-looking. For purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on form 10- KSB for the fiscal year ended October 31, 2006 ("Fiscal 2006") which may cause actual results to differ materially from those described.

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

          Revenues were $3,074,014 for the fiscal quarter ended January 31, 2006 ("Prior Quarter") and $9,592,013 for January 31, 2007
("Current Quarter"). Current quarter revenues without Questar were $3,694,973.

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

SUMMARY OF RECENT ACQUISITIONS

          In May 2006 the Company acquired all of the outstanding shares of Questar. Questar provides test delivery, scoring and score analysis capabilities to state testing programs and also provides test material development. Total consideration paid by the Company was $20,000,000 consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Preferred Stock of the Company valued at $1,000,000, and a $4,000,000 promissory note. Goodwill totaling $11,677,544 was recorded as a result of the acquisition. The
Company also has valued and recorded $4,860,000 in other intangible assets identified during the acquisition. The Company has also agreed to pay additional consideration in 2010 if Questar achieves certain revenue goals during the three years ending October 31, 2007, 2008, and 2009. The maximum contingent earn out payment is $12,500,000, of which up to $10,000,000 shall be paid half in cash and half in Series A-2 Preferred Stock and $2,500,000 shall be paid, if earned, at the election of the Company, in cash or additional shares of Series A-2 Preferred Stock, or any combination thereof, valued at fair market value at the time of issuance. The Company financed the acquisition through senior debt and a private equity investment. The Company entered into a loan agreement (the
"Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 and had issued on its behalf a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit. The Loan
Agreement contains ongoing financial covenants which are measured on an annual basis beginning in October 2007. The term loan was interest-only for the first six months of the loan (through
November 2006), and thereafter is payable in fifty-four equal monthly installments of principal and interest on a five-year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR
BBA rate and the Company is paying Banknorth a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan.
The interest rate swap agreement expires after thirty months on December 1, 2008. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and Questar. The revolving line of credit is available until April
30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of Questar. The proceeds from the loans were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, and for working capital.

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

RESULTS OF OPERATIONS

          Effective June 2006 TASA combined the previously separately reported revenue categories of custom and proprietary since such distinction is no longer representative of the Company's business. Additionally, due the inclusion of the Questar revenues TASA will be discussing Company revenues with Questar and without Questar. Questar revenues have been included the Company's consolidated operations since its acquisition in June 2006. The following table sets forth such revenues and the percentage change for fiscal quarters ended January 31, 2007 and 2006:

          Results of Operations for the Three Month Periods Ended
January 31, 2007 and January 31, 2006


                                     Fiscal Quarter Ended January 31,
                                     --------------------------------

                                     (Dollars in Thousands)
                                     ----------------------

                                                      %
                                      2007         Change        2006
                                      ----         ------        ----
Revenues without Questar            $3,695.0        20%        $3,074.0

Questar Revenues                    $5,897.0        n/a        $     --
                                    --------                   --------

Total Revenues                      $9,592.0       212%        $3,074.0


          The following are statement of income components as a percentage of total revenues for each period:

                                          Fiscal Quarter Ended January 31,

                                             2007                 2006
                                             ----                 ----

Total Revenues                               100%                 100%
  Gross profit margins                        46%                  36%
Operating expenses:
  Selling expenses                             6%                  11%
  Depreciation and Amortization               10%                   2%
  General & administrative                    36%                  32%
Loss from operations                         (6)%                  (9)%
Other income (expense)                       (2)%                   -%
Loss before income taxes                     (8)%                  (9)%

Income tax benefit                           (3)%                  (3)%
Net Loss from operations                     (5)%                  (6)%







          REVENUES.  The Company's revenues for the three months ended
          --------
January 31, 2007 (the "current quarter") were $9,592,013, representing a 212% increase, or $6,517,999, from $3,074,014, for the three months ended January 31, 2006 (the "prior quarter"). The overall increase was attributable to growth in the custom testing arena along with the inclusion of Questar which was acquired May
2006. TASA revenue, exclusive of Questar, grew 20% year over year from $3,074,014 in the prior quarter to $3,694,973 in the current quarter. Questar revenue for the current quarter is $5,897,040.

          COST OF GOODS SOLD.  Cost of goods sold increased by 165% or
          ------------------
$3,239,663 from $1,963,479 in the prior quarter to $5,203,142 in the current quarter. As a percentage of revenue, cost of goods represented 54% of revenues in current quarter and 64% of revenues in the prior quarter. The dollar increase in cost of goods sold is primarily attributable to the inclusion of Questar. Cost of goods sold as a percentage of revenue will fluctuate from period to period as project mix changes. The decrease in cost of good sold as a percentage of revenue from the prior quarter is primarily attributable to the gross margins realized from the Questar revenues in the current quarter.

          GROSS PROFIT.  The Company's gross profit increased by
          ------------
$3,278,336, or 295%, from $1,110,535 in the prior quarter to
$4,388,871 in the current quarter. The dollar increase in gross profit is primarily attributable to the inclusion of Questar in the current quarter however the Company's revenues exclusive of Questar also realized slightly higher gross margins in the current quarter compared to the prior quarter.

          SELLING EXPENSES.  The Company's selling expenses increased by
          ----------------
$232,242, or 66%, from $349,717 in the previous quarter to $581,959 in the current quarter. Selling expense is 6% of revenue in the quarter versus 11% of revenue in the prior quarter. The decrease in selling expenses as a percentage of revenue is primarily attributable to the inclusion of Questar in the current quarter which has minimal selling expenses associated with acquiring such revenue. The Company expects selling expenses as a percentage of revenue to continue to decrease as it leverages its existing selling expense base over larger revenue volume.

          DEPRECIATION AND AMORTIZATION.  The Company's depreciation
          -----------------------------
and amortization expense increased by $866,822 or 1403% from $61,769 in the prior quarter to $928,591 in the current quarter.
The increase in depreciation and amortization is due to two factors. First, in the third quarter of Fiscal 2006 the Company acquired all the tangible assets of Questar; thus included in the Company's current quarter amortization expense is the expense associated with such assets. Additionally, the Company recognized and recorded the value associated with certain intangible assets during the Questar acquisition (See Note 2 of the accompanying Condensed Consolidated Financial Statements). These assets increased the Company's current quarter amortization expense $654,299 over the prior quarter.

          GENERAL AND ADMINISTRATIVE.  The Company's general and
          --------------------------
administrative ("G&A") expenses for Fiscal 2007 increased $2,456,600, or 250%, from $983,505 in prior quarter to $3,440,105 in the current quarter. G&A expense is 36% in the current quarter versus 32% in the prior quarter. The infrastructure component of G&A costs increased significantly as a result of the acquisition of Questar completed in Fiscal 2006.

          LOSS FROM OPERATIONS.  Loss from operations increased by
          --------------------
$277,328, or 97%, from $(284,456) in the prior quarter to a loss of $(561,784) in current quarter. Loss from operations for the three months ended January 31, 2007 included $654,299 of amortization expense from intangible assets acquired from Questar. This expense did not exist in the three months ended January 31, 2006.

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

          Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to service our debt or to invest in the growth of our business. We compensate for these limitations by relying on both our GAAP and EBITDA results as measures of profit and cash flow. Our management believes that EBITDA is useful in evaluating our operating performance in relation to other companies in our industry because the calculation of EBITDA generally eliminates the effects of financings and income taxes which items may vary for different companies for reasons unrelated to overall operating performance.

          In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from operations to EBITDA from operations.

                                              EBITDA From Operations
                                                    Three Months
                                                 Ended January 31,

                                             2007                2006
                                             ----                ----
Loss from Operations
  before Interest & Taxes                 $(561,784)           $(284,456)
Depreciation & Amortization*             $1,004,032             $183,816
                                         ----------            ---------
EBITDA from Operations                     $442,248            $(100,640)

          *Included in Depreciation and Amortization above is amortization expense recorded in Cost of Goods Sold in the accompanying financial statements. These amounts were $75,441 and $122,047 for the fiscal quarters ended January 31, 2007 and 2006, respectively.

          OTHER INCOME (EXPENSE).  Net other income (expense) decreased
          ----------------------
from $11,156 in the prior quarter to $(177,742) in the current quarter. As the result of the acquisition of Questar in Fiscal
2006, the Company incurred an additional $242,107 of interest expense with respect to the debt used to finance the acquisition.

          NET LOSS AND NET LOSS PER SHARE.  The Company had a net loss
          -------------------------------
of $(169,848) for the three months ended January 31, 2006 versus a net loss of $(455,857) for the three months ended January 31, 2007. Included in the current quarter net loss is $654,299 of amortization expense attributable to the intangible asset valuation of certain Questar assets acquired during Fiscal 2006. The Company had a net loss per basic and diluted share of $(0.06) in the prior quarter versus a net loss per basic and diluted share of $(.09) in the current quarter. The intangible amortization expense for the current quarter had a negative $(.08) per share effect to earnings per share. The diluted weighted average shares outstanding were 2,909,738 in the prior quarter versus 4,866,850 in current quarter.

LIQUIDITY AND WORKING CAPITAL

          WORKING CAPITAL.  Working capital decreased by $169,993 during
          ---------------
the current quarter from $2,002,054 at October 31, 2006 to $1,832,061 at January 31, 2007. The ratio of current assets to current liabilities was approximately 1.24 to 1.0 on January 31, 2007 versus 1.23 to 1.0 on October 31, 2006. The decrease in working capital dollars in the current quarter was primarily the result of a decrease in the Company's accounts receivable which was partially offset by a decrease in the amount outstanding on the Company's revolving credit agreements compared to October 31, 2006.

          CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES.  During
          ----------------------------------------------------
the current quarter, the Company had cash provided by operating activities of $1,998,685, as compared to $118,193 used in operating activities in the prior quarter. The increase in cash provided by operating activities resulted primarily from a reduction in accounts receivable during the current quarter however this increase was partially offset by an increase in net loss of $286,009 compared to the prior quarter.

          CASH FLOW USED IN INVESTING ACTIVITIES.  During current
          --------------------------------------
quarter, the Company had net cash used in investing activities of $210,958 as compared to $408,006 in the prior quarter. The decrease in cash used in investing activities during the current quarter was primarily the result of a decrease $189,388 in the amount property and equipment that the Company purchased during the current quarter when compared to the prior quarter.

          CASH FLOW USED IN FINANCING ACTIVITIES.  The Company had net
          --------------------------------------
cash used in financing activities of $1,681,482 for the current quarter as compared to $36,819 used by financing activities for the prior quarter. The net cash used in financing activities in the current quarter resulted primarily from the repayment of the Company's net borrowings on its revolving credit facilities. The balance outstanding on the Company's revolving credit facility on January 31, 2007 was $0.

          The Company believes that the funds available under the operating line of credit agreement along with anticipated cash flows from operations will be sufficient to fund the cash requirements for the foreseeable future.

          During the current quarter, options to purchase 100,125 shares of the Company's Common Stock were exercised resulting in proceeds totaling $145,004.

Repayments of our contractual obligations as of January 31, 2007 are summarized as follows:



                                                         Payments Due
                                                         ------------

                                                           13 - 36       37 - 60      More Than 60
                                                           -------       -------      ------------
Obligations               Total          0 - 12 months      months        months         months
-----------               -----          -------------      ------        ------         ------

Long-term debt          $13,690,865       $1,744,044       $3,814,054     $8,132,767      $     --

Operating
Leases                    6,059,989        1,416,504        2,265,425      1,788,345       589,715

Other long-term
obligations(1)            4,196,319        2,745,945        1,450,374             --            --
                        --------------------------------------------------------------------------

TOTAL
OBLIGATIONS             $23,947,173       $5,906,493       $7,529,853     $9,921,112      $589,715
                        ===========       ==========       ==========     ==========      ========

(1)  Relate to employment contracts in effect at the end of the current fiscal year.


ITEM 3.   CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

          An evaluation of the Company's disclosures controls and procedures (as defined in Exchange Act Rules 13a-15 (e) ) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer as of the end of the Company's fiscal quarter ended January 31, 2007.
The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company is the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b)       Internal Control Over Financial Reporting

          An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended January 31, 2007, was carried out under the supervision and with the participation of the Company's Chief
Executive Officer and Chief Financial Officer. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PRIOR YEAR RESTATEMENTS:

          During Fiscal 2006 the Company identified a previously unrecorded liability for employees' earned but unused vacation. The Company's policy has been to allow employees who have earned vacation hours as a result of their employment to carry forward a limited amount of the unused vacation at the Company's fiscal year end into the subsequent period. If an employee were to terminate employment with the Company, the value (based upon such employee's daily pay rate) of any earned but unused vacation would be paid by the Company in the form of a cash payment to the former employee. This carry forward provision within the Company's employee benefits policy creates an accrued liability that, in accordance with accounting principles generally accepted in the United States, should be valued and recorded as a liability during each fiscal reporting period. As a result, the Company recorded a liability valued at $259,866 and $189,141 for the fiscal years ended October 31, 2005 and 2004, respectively. The effect of recording this liability resulted in a reduction of net income before tax of $70,725 and $33,602 for Fiscal 2005 and Fiscal 2004, respectively. On January 16, 2007 the Company concluded that the Company should restate its consolidated financial statements for Fiscal 2005 and Fiscal 2004. The Audit Committee of the Board also concluded that the financial impact of such change in unused vacation liability on the Company's unaudited consolidated financial statements for individual fiscal quarters ended during Fiscal 2005, 2004 and 2003 was immaterial, and therefore no restatement of the interim
financial statements for such periods was deemed necessary.   The
restatements for Fiscal 2005 and Fiscal 2004 do not affect the Company's revenues from operations for either such fiscal year. These restatements reflect the inclusion of a previously unrecorded liability for employees' earned but unused vacation. The restated consolidated financial statements for Fiscal 2005 and Fiscal 2004 were filed with the SEC on January 26, 2007. The unaudited condensed and consolidated financial statements for Fiscal 2006 and 2005 included in this Report include a recorded liability for employees' earned but unused vacation.

          Included in Note 1 of the accompanying unaudited condensed and consolidated financial statements of the Company's 10-QSB for the quarter ended January 31, 2007 the Company has disclosed the financial effect of unused vacation for the quarter ended January
31, 2006. The previously issued consolidated statements of income and cash flow for the quarter ended January 31, 2006 have been restated herein to include the effect of unused employee vacation.
As a result of this inclusion loss before income taxes has increased in the amount of $16,455 from the previously reported loss of $256,845 to $273,300.

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

          * As a result of the sale-leaseback of the building a deferred gain is being recognized over the ten-year term of the lease as other income for each period.

          * Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be necessary and charged to income.

          * We test goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggests an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, it may prompt us to engage a third party valuation firm to perform a valuation to further assess whether our goodwill or other intangibles are impaired pursuant to SFAS
   142. We consider our goodwill impairment test estimates critical due to the amount of goodwill recorded on our balance sheet and the judgment required in determining fair value amounts.

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

          * The Company's 2000 Stock Incentive Plan (the "Plan") is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS No. 123"R"), which replaces FAS No. 123. FAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission" ("SEC") Staff Accounting Bulletin" ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

          Stock option compensation expense in the current quarter is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by the amount the estimated fair value of options forfeited as indicated in FAS No. 123(R) since the forfeiture rate based upon historical data was determined to be immaterial.

ITEM 6.   OTHER INFORMATION

          None

ITEM 7.

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

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                             	PAGE
                                                                ----

    CONDENSED CONSOLIDATED BALANCE SHEETS                       F - 2

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME                 F - 4

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             F - 6

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        F - 8

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES



                    CONDENSED CONSOLIDATED BALANCE SHEETS




                                                January 31,    October 31

                                                   2007            2006
                                                   ----            ----
                                               (Unaudited)

ASSETS
------

Current assets:
  Cash and cash equivalents                     $  895,533           $ 789,288
  Restricted cash                                   21,849              20,307
  Accounts receivable, net of
   allowance for doubtful accounts
   of $33,000                                    6,858,949           8,611,587
  Inventories                                      476,293             545,362
  Prepaid expenses and other current assets        666,942             496,509
  Deferred income taxes                            392,094             364,031
                                               -----------         -----------


      Total current assets                       9,311,660          10,827,084



Property and equipment - net of
  accumulated depreciation of
  $1,262,000 and $1,013,000,
  respectively                                   3,518,193           3,734,227

Other assets:
  Test passage bank and test
   development, net of accumulated
   amortization of $4,580,000 and
   $4,509,000, respectively                      2,389,189           2,335,670
  Non Compete Covenants, net of
   accumulated amortization of
   $70,000 and $44,000, respectively               289,354             315,659
  Customer contracts, net of accumulated
   amortization of $1,005,000 and $377,000,
   respectively                                  3,494,684           4,122,678
  Goodwill                                      13,647,586          13,647,586
  Deferred income taxes                          1,584,984           1,325,379
  Other assets                                     331,209             349,832
                                               -----------         -----------


      Total assets                             $34,566,859         $36,658,115
                                               ===========         ===========











See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)



                                               January 31,          October 31,
                                                  2007                  2006
                                                  ----                  ----
                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Revolving credit agreements                 $         --          $1,774,819
  Current maturities of long-term debt           1,744,044           1,459,502
  Accounts payable                               2,003,145           2,794,301
  Income tax payable                               208,319             204,319
  Accrued expenses                               3,398,653           1,996,161
  Other liabilities                                     --             470,490
  Deferred gain on sale of building -
   current portion                                 125,438             125,438
                                               -----------         -----------


      Total current liabilities                  7,479,599           8,825,030



Long-term debt:
  Long-term debt, less current
   maturities                                   11,946,821          12,405,735
  Interest Rate Swap                                35,960              77,155
  Deferred gain on sale of building,
   net of current portion                          679,458             710,817
                                               -----------         -----------

      Total liabilities                         20,141,838          22,018,737
                                               -----------         -----------


Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value,
   5,000,000 shares authorized,
   issued and outstanding
   1,888,888 shares                                    189                 189
  Common stock, $.0001 par value,
   20,000,000 shares authorized,
   3,021,561 and 2,946,047 shares
   issued and outstanding,
   respectively                                        302                 295
  Additional paid-in capital                    15,310,527          15,069,034
  Accumulated deficit                             (885,997)           (430,140)
                                               -----------         -----------


      Total stockholders' equity                14,425,021          14,639,378
                                               -----------         -----------


Total liabilities and stockholders' equity     $34,566,859         $36,658,115
                                               ===========         ===========




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

                 CONDENDED CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE MONTHS
                        ENDED JANUARY 31, 2007 and 2006
                                  (Unaudited)



                                          2007                    2006
                                          ----                    ----
                                                         (Restated - Note 1)



Net revenue earned                     $9,592,013             $3,074,014

Cost of goods sold                      5,203,142              1,963,479
                                       ----------             ----------

Gross profit                            4,388,871              1,110,535
                                       ----------             ----------

Operating expenses:
  Selling                                 581,959                349,717
  Depreciation and amortization           928,591                 61,769
  General and administrative            3,440,105                983,505
                                       ----------             ----------

Total operating expenses                4,950,655              1,394,991
                                       ----------             ----------

Loss from operations                     (561,784)             (284,456)

Other income (expense):
  Gain on sale of assets/leaseback
   of building                             63,996                31,360
  Interest income                             369                 3,902
  Interest expense                       (242,107)              (24,106)
                                       ----------             ----------

Loss before income taxes                 (739,526)             (273,300)

Income tax benefit                       (283,669)             (103,452)
                                       ----------             ----------

Net Loss                              $  (455,857)           $ (169,848)
                                       ----------             ----------






See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                            FOR THE THREE MONTHS
                     ENDED JANUARY 31, 2007 and 2006
                                 (Unaudited)






                                               2007                2006
                                               ----                ----
                                                           (Restated - Note 1)

Weighted average number
of common and
convertible preferred
shares outstanding:
  Basic                                      4,866,850          2,909,738
  Diluted                                    4,866,850          2,909,738

Net loss per common share:
  Basic                                     $    ( .09)        $     (.06)
  Diluted                                   $    ( .09)        $     (.06)




See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED JANUARY  31, 2007 and 2006
                                 (Unaudited)




                                                  2007               2006
                                                  ----               ----
                                                            (Restated - Note 1)

OPERATING ACTIVITIES


Net loss                                     $  (455,857)     $   (169,848)
Adjustments to reconcile net
loss to net
Cash provided by (used in) operating
 activities:
   Depreciation and amortization               1,004,032           183,816
   Deferred income tax benefit                  (287,668)         (112,782)
   Gain on Sale of Equipment                    (32,637)                --
   Gain on sale/leaseback of building           (31,359)           (31,360)
   Stock option expense                           48,791                --
   Interest swap agreement devaluation          (41,195)                --
Changes in operating assets and liabilities:
   Accounts receivable                         1,752,638           451,486
   Inventories                                    69,069           (31,159)
   Restricted Cash                               (1,542)              (949)
   Prepaid expenses and other current
    assets                                     (170,433)            94,178
   Billings in excess of cost                  (470,490)          (109,535)
   Accounts payable and accrued
    expenses                                    615,336           (392,040)
                                             ----------           --------



CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         1,998,685           (118,193)
                                             ----------           --------

INVESTING ACTIVITIES
  Purchase of property and equipment            (86,483)          (275,871)
  Test passage bank and test
   development                                 (124,475)          (104,105)
  Software development costs                         --            (28,030)
                                             ----------           --------

 CASH USED IN INVESTING ACTIVITIES             (210,958)          (408,006)
                                             ----------           --------








See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             FOR THE THREE MONTHS ENDED JANUARY 31, 2007 and 2006
                                 (Unaudited)




                                                  2007             2006
                                                  ----             ----
                                                          (Restated - Note 1)

FINANCING ACTIVITIES
  Repayment of long-term debt                   (174,372)          (36,819)
  Proceeds from sale of fixed asset               75,000                --
  Net Repayment on revolving
   credit agreement                           (1,774,819)               --
  Proceeds from the exercise of
   employee stock options                        192,709                --
                                              ----------           -------


CASH FLOWS USED IN FINANCING
  ACTIVITIES                                  (1,681,482)          (36,819)
                                              ----------           -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           106,245          (563,018)


CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                         789,288         1,289,630
                                              ----------         ---------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                              $895,533          $726,612
                                              ----------          --------


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the quarter for:

  Interest                                      $312,032          $ 26,336
                                              ==========          ========
  Income taxes                                  $ 43,767          $ 51,218
                                              ==========          ========











See notes to consolidated financial statements.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Touchstone Applied Science Associates, Inc. (the "Company" or "TASA") conducts business in a single operating segment which is the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market. The Company competes in both the custom and proprietary product lines of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against specific standards established by each individual state. The Company has recognized this trend and has aligned its long term and short term strategic initiatives and resources to take advantage of these changes in the market. During the fiscal year ended October 31, 2006 ("Fiscal 2006"), the Company decided to minimize its efforts in growing its proprietary products business, and to devote significant resources to expanding its custom testing services. The Company implemented this strategy by acquiring all the outstanding stock of Questar Educational Systems, Inc. ("Questar") in May 2006. Questar provides test delivery, scoring, and score analysis capabilities for state testing programs. . The Company operates through different subsidiaries, but management believes that all such subsidiaries constitute a single operating unit.


Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

The accompanying unaudited condensed consolidated financial information has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the three month periods ended January 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ended October 31, 2007 and 2006. The balance sheet at October 31, 2006 has been derived from the audited condensed consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended October 31, 2006

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Restatement
-----------

The unaudited consolidated financial statements included in this Report for the Company's fiscal quarter ended January 31, 2006 have been restated and replace the Company's previously issued unaudited consolidated financial statements for such quarter.

Subsequent to the issuance of the Company's audited consolidated financial statements in its Form 10-KSB for the fiscal years ended October 31, 2005 and 2004 but before the conclusion of the fiscal year ended October 31, 2006, the Company concluded that it had previously omitted an accrued liability recognizing the effect of its employee's earned but unused vacation and that such omission was not consistent with generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement did not affect previously reported revenues for the restated period or future periods.

	A summary of the significant effects of the restatement is as follows:

                                       As Previously    As previously
                                       Reported         Reported            Restated        Restated
                                       2005             2004                2005            2004
                                       -------------    -------------       --------        --------
As of October 31,
-----------------
Accrued employee vacation              $ 0              $ 0                 $259,866        $189,141
Retained earnings                      850,625          375,661             694,705         262,176

For the fiscal year ended
 October 31,
-------------------------

Income before income taxes             799,032          1,415,051           728,307         1,381,449
Income taxes                           324,068          592,448             295,778         579,008
Income from continuing operations      474,964          822,603             432,529         802,441
Net Income                             474,964          822,603             432,529         802,441
Net Income per common share
        Basic                          .17              .31                 .15             .31
        Diluted                        .16              .29                 .14             .28

                                       As Previously
                                       Reported                   Restated
                                       2006                       2006
                                       ----                       ----

For the quarter ended January 31;
---------------------------------
Accrued employee vacation              $ 0                        $276,321
Retained earnings                      690,649                    524,856
 Loss before income taxes              (256,845)                  (273,300)
Income tax benefit                     (96,870)                   (103,452)
Net loss                               (159,975)                  (169,848)
Net loss per common share
        Basic                          (.05)                      (.06)
        Diluted                        (.05)                      (.06)

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Goodwill
--------

Goodwill is not amortized but is subject to impairment tests at least annually. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed the annual test at October 31, 2006 and determined there to be no impairment of the goodwill. The net carrying value of goodwill at January 31, 2007 and October 31, 2006 was $13,647,586.


Other Intangible Assets
-----------------------

In accordance with SFAS 141, the Company has recognized
separately from goodwill the acquisition-date fair value of
certain intangible assets acquired from Questar on May 31,
2006 that are identifiable.   The following are the net
book values as of January 31, 2007 and October 31, 2006 for the Company's intangible assets:

				Net Book
                                Value October   Net Book Value       Intangible
                                31, 2006        January 31, 2007     Asset life (months)
                                -------------   ----------------     -------------------
Non Compete covenants           $316,000        $289,000             41 months

Customer contracts              $4,123,000      $3,495,000           1 - 4 years


A summary of the current period and future annual amortization expense associated with the intangible assets acquired from Questar is as follows (see Note 2):

                               Non Compete      Customer
                                Covenants       Contracts
                        -------------------     ---------
	Fiscal 2007	Q2	$26,250		$628,000
			Q3	$26,250		$628,000
			Q4	$26,250		$628,000


        Fiscal 2008             $105,000        $854,000
        Fiscal 2009             $105,000        $487,000
        Fiscal 2010             $    -          $270,000

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



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

Accounts receivable consist of the following:


                                      January 31,              October 31,

                                         2007                      2006
                                         ----                      ----



      Billed                          $4,940,671                $8,611,587
      Unbilled (costs in
        excess of billings)            1,918,278                        --
                                      ----------                ----------

                                      $6,858,949                $8,611,587
                                      ==========                ==========

The Company's revenues from the performance of assessment, consulting and psychometric services under long term contracts are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contracts during a reporting period contract and recognizes a proportionate amount of revenue for such period. As of January 31, 2007, the Company reported costs in excess of billings of $1,918,278. As of October 31, 2006, the Company reported billings in excess of costs of $470,490.

Inventories
-----------

Inventories based on the nature of the Company's operations consist solely of finished goods. These are stated at the lower of cost (first-in, first-out method) or market. At January 31, 2007, the Company appropriately provided inventory reserves of $146,000 regarding impaired projects and other un-saleable inventory.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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


Other Liabilities
-----------------

As of October 31, 2006, other liabilities consist of billings in excess of costs in the amount of $470,490.


Accrued Expenses
----------------

Accrued expenses consist of the following:


                                         January 31,            October 31,
                                         ----------------------------------
                                            2007                    2006
                                            ----                    ----



Compensation                             $1,431,955            $ 1,080,174
Benefit Plans                               185,717                352,647
Interest                                     85,756                155,681
Other                                     1,695,225                407,659
                                         ----------            -----------

                                         $3,398,653            $ 1,996,161
                                         ==========            ===========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Stock Based Compensation
------------------------

The Company has a 2000 Stock Option Plan (the "Plan"). Effective November 1, 2005, the Company's Plan was accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS No. 123(R)"), which replaced FAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting FAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS No. 123(R) are applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------


The Company's results for the three months ended January 31, 2007 include stock option compensation expense totaling $48,791. No significant amount of stock option compensation expense was noted for the three months ended January 31, 2006. Such amounts have been included in the Consolidated Statements of Operations within general and administrative expenses. The Company recognized related tax benefits associated with share-based compensation arrangements totaling approximately $20,000 during the three months end January 31, 2007.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by the amount the estimated fair value of options forfeited as indicated in FAS No. 123(R) since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS No. 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data..

The assumptions made in calculating the fair values of options are as follows:




                                                January 31, 2007
                                                ----------------

Expected term (in years)                                10
Expected volatility                                    125%
Expected dividend yield                                  0%
Risk-free interest rate                               4.88%

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

The Company granted 25,500 options to purchase shares of the Company's Common Stock under the 2000 Plan during the three months ended January 31, 2007 at an exercise price of $7.28 per share. There were no options granted during the three months ended January 31, 2006.

The following table represents stock options granted, exercised, and forfeited for all Common Stock option plans during the three months ended January 31, 2007:


                                                Weighted        Weighted
                                                Average         Average
						Exercise	Remaining
				Number of 	Price per	Contractual
                                Shares          Share           Term            Intrinsic Value
                                ---------       ---------       -----------     ---------------
Stock Options
Outstanding at
October 31, 2006		806,103		$2.96

Granted                          25,500         $7.28

Exercised                      (100,125)        $2.69                                 $  382,703
                               --------         -----                                 ----------
Outstanding at
January 31, 2007                731,478         $3.15           6 years, 6 months     $2,782,035

Exercisable at
January 31, 2007                550,978         $2.63           6 year, 2 months      $2,379,075


Cash received from the exercise of all stock options during the three months ended January 31, 2007 was $145,004.

As of January 31, 2007 there was $502,819 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 3 years.

Loss per share
--------------

Loss per share for each of the quarters ended January 31, 2007 and 2006 was computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding and in accordance with SFAS No. 128, "Earnings Per Share". The total potential dilutive common shares excluded from this computation due to their anti-dilution effect, totaled 978,881 and 804,213 for the three months ended January 31, 2007 and 2006, respectively. Because the Company had a loss in the current and comparable quarters ended January 31, 2007 and 2006 diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive.

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



NOTE 2 - ACQUISITIONS
---------------------

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

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 2 - ACQUISITIONS (continued)
---------------------

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

Management allocated the purchase price of Questar to the assets acquired with the assistance of third party independent appraisals of all intangible assets and equipment acquired. The Company allocated $2,990,000 to equipment which is a step up of $1,400,000 from its pre-acquisition book value. The Company assigned a value of $360,000 to the non-compete covenant agreements that were signed by the selling shareholders of Questar. The covenants will expire as of October 31, 2009. The Company is amortizing the value assigned to this intangible asset on a straight line basis over its expected life (41 months). Additionally, the Company has estimated that the customer contracts acquired from Questar are valued at $4,500,000. This amount is being amortized on an accelerated basis in relation to annual value of discounted cash flow the Company expects to receive over the life of the contract. With the exception of the non-compete covenants and customer contracts there were no other identifiable intangible assets; therefore, the balance of the purchase price of $11,678,044 was allocated to goodwill.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets - including cash of
  ($1,443,772)                                         $ 1,544,363
Accounts receivable                                      3,432,911
Property and equipment                                   2,989,530
Non compete covenants                                      359,500
Customer contracts                                       4,500,000
Goodwill                                                11,678,044
Total assets acquired                                   24,504,348
Current liabilities                                     (3,477,274)
                                                       -----------
Total liabilities                                       (3,477,274)
                                                       -----------
Net assets acquired                                    $21,027,074
                                                       ===========

                 TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.
                              AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 2 - ACQUISITIONS (continued)
---------------------


The following unaudited pro forma income statement data presents the consolidated results of operations of the Company for the quarter ended January 31, 2006 had the acquisitions of Questar occurred at the beginning of the earliest period presented:


                                        Pro forma
                                        ---------
Net revenue                            $8,302,586
Net loss                               $  (85,844)
Net loss per share                     $     (.02)

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.


NOTE 3 - REVOLVING CREDIT AGREEMENTS
------------------------------------

The Company has a $4,000,000 revolving credit agreement which expires on April 30, 2008 if not renewed. Advances are due on demand, are secured by substantially all the assets of the Company, and are subject to a defined borrowing base that shall not exceed the sum of 80% of eligible accounts receivables and 50% of eligible inventory. The Company has secured under the revolving credit agreement an 'Irrevocable Letter of Credit' of $198,750 that reduces the total line available to $3,801,250. Interest on the advances is at 2.5% above the LIBOR and is due monthly. Advances of $1,774,819 were outstanding at October 31, 2006. The revolving credit agreement contains ongoing financial covenants which are measured on an annual basis beginning in October 2007. No advances were outstanding at January 31, 2007.

In Fiscal 2006, the Company secured an equipment financing line of credit with its bank in the amount of $1,000,000. The line is secured by the equipment purchased through the line of credit. At both January 31, 2007 and October 31, 2006 the credit line had no amounts outstanding.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TOUCHSTONE APPLIED SCIENCE ASSOCIATES, INC.

March 20, 2007                     By:/s/ ANDREW L. SIMON
                                      --------------------------
                                      Andrew L. Simon
                                      President and Chief Executive Officer




March 20, 2007                     By:/s/ JAMES J. WILLIAMS
                                      --------------------------
                                      JAMES J. WILLIAMS
                                      CHIEF FINANCIAL OFFICER

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                   Date
     ---------                        -----                   ----

/s/ ANDREW L. SIMON            Director and Chairman       March 20, 2007
-------------------------
    Andrew L. Simon                of the Board

/s/ MICHAEL D. BECK                  Director              March 20, 2007
-------------------------
    Michael D. Beck

/s/ STEVEN R. BERGER                 Director              March 20, 2007
-------------------------
    Steven R. Berger

/s/ DONALD W. HUGHES                 Director              March 20, 2007
-------------------------
    Donald W. Hughes

/s/ CHRIS L. NGUYEN                  Director              March 20, 2007
-------------------------
    Chris L. Nguyen

/s/ LINDA G. STRALEY                 Director              March 20, 2007
-------------------------
    Linda G. Straley

/s/THOMAS STRUZZIERI                 Director              March 20, 2007
-------------------------
   Thomas Struzzieri

/s/ DAVID L. WARNOCK                 Director              March 20, 2007
-------------------------
    David L. Warnock

/s/ THEODORE NAEGELI                 Director              March 20, 2007
-------------------------
    Theodore Naegeli