Form 10QSB
period 2007-04-30
QUESTAR ASSESSMENT, INC.
filed 2007-06-14
CIK 726603

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended April 30, 2007

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from              to
                                                 ------------    -----------

  Commission file number     0-20303
                         ----------------


                             QUESTAR ASSESSMENT, INC.
----------------------------------------------------------------------------
                 (Name of Small Business issuer in its charter)


                Delaware                                 13-2846796
-----------------------------------------      -----------------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

   4 Hardscrabble Heights, P.O. Box 382,
          Brewster, New York                                10509
-----------------------------------------      -----------------------------
 (Address of Principal Executive Offices)                 (Zip Code)

                                  (845) 277-8100
----------------------------------------------------------------------------
                  (Issuer's Telephone Number, including Area Code)

        Securities registered under Section 12(b) of the Exchange Act: None.
                                                                       ----
        Securities registered under Section 12(g) of the Exchange Act: None.
                                                                       ----

                                 Title of Class
                                 --------------

                         Common Stock, $.0001 par value
                         ------------------------------

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ______ No ___X___


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 5, 2007:
3,069,048 shares of Common Stock, par value $.0001 per share.


     Transitional Small Business Disclosure Format (check one):
Yes _______  No ___X___

                                    PART I

ITEM 1.	FINANCIAL STATEMENTS

	The Company's financial statements for the six and three month periods ended April 30, 2007 are attached to this Report, commencing at F-1.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        EXCEPT FOR HISTORICAL INFORMATION, THE MATERIAL
CONTAINED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS IS FORWARD-LOOKING. FOR PURPOSES OF THE SAFE HARBOR PROTECTION FOR FORWARD-LOOKING STATEMENTS PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, READERS ARE URGED TO REVIEW THE LIST OF CERTAIN IMPORTANT FACTORS SET FORTH IN "CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006 ("FISCAL 2006") WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED.

COMPANY BACKGROUND

      	The Company, effective March 16, 2007, changed its corporate name from Touchstone Applied Science Associates, Inc, to Questar Assessment, Inc. This action was approved on January 24, 2007 by our Board of Directors, and as of February 5, 2007 by the holders of a majority of our issued and outstanding voting securities who executed a written consent in lieu of a special meeting in accordance with the relevant sections of the Delaware General Corporation Law.

        Questar Assessment, Inc. (the "Company") competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market. The Company competes in both the custom and proprietary product lines of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against specific standards established by each individual state. The Company has recognized this trend and has aligned its long term and short term strategic initiatives and resources to take advantage of these changes in the market. During the fiscal year ended October 31, 2006 ("Fiscal 2006"), the Company decided to minimize its efforts in growing its proprietary products business, and to devote significant resources to expanding its custom testing services. The Company implemented this strategy by acquiring Questar Educational Systems, Inc. ("QES") in May 2006. QES provides test delivery, scoring, and score analysis capabilities for state testing programs.

        As a result of the Company's acquisition of QES and change in strategic initiatives, and because of the industry shift from proprietary to custom work, the Company believes that the descriptions of its revenues as either custom or proprietary are no longer representative of the Company's business. Consequently, the Company is combining categories in the reporting of its assessment revenues. In order to report clearly the growth of our business for prior versus current periods, we will be reporting revenues with Questar Educational Systems revenues ("QES Revenues") and without QES Revenues since that acquisition has a significant impact on the overall revenues of the Company during the current reporting period.

        Revenues were $6,555,717 for the six-month period ended April 30, 2006 ("prior period") and $25,791,176 for the six-month period ended April 30, 2007 ("current period"). For the fiscal quarters ended April 30, 2006 ("prior quarter") and April 30, 2007 ("current quarter"), revenues were $3,481,703 and $16,199,163, respectively. Revenues without QES revenues for the current period and current quarter were $7,052,290 and $3,357,317, respectively.

        The Company's corporate headquarters are located at 4 Hardscrabble Heights, P.O. Box 382, Brewster, New York 10509.
The Company's telephone number is (845) 277-8100 and its facsimile number is (845) 277-3548. The Company maintains a website at www.questarai.com. Information contained on the Company's website is not, and should not be deemed to be, incorporated into this Report. As used in this Report, the terms "Company" and "Questar Assessment" refer to Questar Assessment, Inc., and its subsidiaries, unless the context otherwise indicates.

SUMMARY OF RECENT ACQUISITION

        In May 2006, the Company acquired all of the outstanding shares of QES. QES provides test delivery, scoring and score analysis capabilities to state testing programs and also provides test material development. Total consideration paid by the Company was $20,000,000 consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Preferred Stock of the Company valued at $1,000,000, and a $4,000,000 promissory note. Goodwill totaling $11,229,541 was recorded as a result of the acquisition. The Company also has valued and recorded $4,860,000 in other intangible assets identified during the acquisition. The Company has also agreed to pay additional consideration in 2010 if QES achieves certain revenue goals during the three years ending October 31, 2007, 2008, and 2009. The maximum contingent earn out payment is $12,500,000, of which up to $10,000,000 shall be paid half in cash and half in Series A-2 Preferred Stock and $2,500,000 shall be paid, if earned, at the election of the Company, in cash or additional shares of Series A-2 Preferred Stock, or any combination thereof, valued at fair market value at the time of issuance. The Company financed the acquisition through senior debt and a private equity investment. The Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 and a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit. The Loan Agreement contains ongoing financial covenants which are measured on an annual basis beginning in October 2007. The term loan was interest-only for the first six months of the loan (through November 2006), and thereafter is payable in fifty-four equal monthly installments of principal and interest on a five-year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR BBA rate and the Company is paying Banknorth a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan. The interest rate swap agreement expires after thirty months on December 1, 2008. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of QES. The proceeds from the loans were used to pay a portion of the purchase price for the shares of QES and closing costs for the transaction, and for working capital.

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

RESULTS OF OPERATIONS

        For reporting purposes, effective June 2006, the Company combined the separately reported revenue categories of custom and proprietary, which were previously separate, since such distinction is no longer representative of the Company's business. Additionally, due the acquisition of QES, the Company will be discussing revenues with QES and without QES. QES revenues have been included in the Company's consolidated operations since its acquisition in May 2006. The following table sets forth such revenues and the percentage change for the six and three month periods ended April 30, 2007 and 2006:

                        Results of Operations for the Six-Month Periods and Fiscal Quarters
                                       Ended April 30, 2007 and April 30, 2006


                           Six Months Ended April 30,       Three Months Ended April 30,
                           --------------------------       ----------------------------

                             (Dollars in Thousands)           (Dollars in Thousands)
                             ----------------------           ----------------------

                           2007      2006    % Change       2007      2006    % Change
                           ----      ----    --------       ----      ----    --------


Revenues without QES      $7,052    $6,556      7.6%       $3,357    $3,482     (3.6%)


QES Revenues             $18,739        $-      n/a       $12,842        $-      n/a
                         -------    ------                -------    ------


Total Revenues           $25,791    $6,556    293.4%      $16,199    $3,482     365.3%



        The following are statements of income components as a percentage of total revenues for each period:

                                        Six Months           Three Months
                                      Ended April 30,       Ended April 30,
                                      ---------------       ---------------

                                      2007       2006       2007       2006
                                      ----       ----       ----       ----

Total Revenues                        100%       100%       100%       100%
    Gross profit margins               52%        35%        55%        35%
Operating expenses:
    Selling expenses                    5%        14%         4%        16%
    Depreciation and Amortization       7%         2%         6%         1%
    General & administrative           28%        30%        23%        31%
Income (loss) from operations          12%      (11)%        22%      (13)%
Other income (expense)                (2)%         -%       (2)%         -%
Income (loss) before income taxes      10%      (11)%        20%      (13)%

Income tax provision (benefit)          4%       (4)%         9%       (5)%
Net income (loss)                       6%       (7)%        11%       (8)%

        REVENUES.  The Company's revenues for the current period
        --------
were $25,791,176 representing a 293.4% increase, or $19,235,459, from $6,555,717, for the prior period. The Company's revenues for the current quarter were $16,199,163 representing a 365.3% increase, or $12,717,460 from $3,481,703, for the prior quarter. The overall increase was attributable to the inclusion of QES which was acquired May 2006. Revenues, exclusive of QES revenues, grew 7.6% year over year from $6,555,717 to $7,052,290 in the current period. The growth in revenues without QES was driven primarily by the Company acquiring additional custom project related work in the current period. QES revenues for the current period are $18,738,886. Revenue, exclusive of QES revenues, fell by $124,386, or (3.6%) from $3,481,703, in the prior quarter to $3,357,317 in the current quarter.

        COST OF GOODS SOLD.  Cost of goods sold increased by 194.5%
        ------------------
or $8,233,333 from $4,232,592 in the prior period to $12,465,925 in the current period. As a percentage of revenue, cost of goods represented 48% of revenues in the current period and 65% of revenues in the prior period. Cost of goods sold increased by 220.0% or $4,993,670 from $2,269,113 in the prior quarter to
$7,262,783 in the current quarter. As a percentage of revenue, cost of goods represented 45% of revenues in current quarter and 65% of revenues in the prior quarter. The dollar increase in cost of goods sold is primarily attributable to the inclusion of QES. Cost of goods sold as a percentage of revenue will fluctuate from period to period as project mix changes. The decrease in cost of goods sold as a percentage of revenue from the prior quarter is primarily attributable to the gross margins realized from the QES revenues in the current quarter. Several
QES custom projects for the current quarter contained certain work-related tasks that had a lower cost of goods sold as a percentage of revenue than was previously budgeted.

        GROSS PROFIT.  The Company's gross profit increased by
        ------------
$11,002,126, or 473.6%, from $2,323,125 in the prior period to
$13,325,251 in the current period. The Company's gross profit increased by $7,723,790, or 637.0%, from $1,212,590 in the prior quarter to $8,936,380 in the current quarter. The dollar increase in gross profit was primarily attributable to the inclusion of QES in the current quarter however the Company's revenues exclusive of QES also realized slightly higher gross margins in the current quarter compared to the prior quarter. Several custom projects during the current quarter contained lower cost of goods sold as a percentage of revenue than was previously expected by the Company. The Company prepares detailed expense budgets by project, however during the course of a project's life, work related scope changes may affect the overall total costs associated with such project.

        SELLING EXPENSES.  The Company's selling expenses increased
        ----------------
by $304,545, or 34.1%, from $892,952 in the prior period to $1,197,497 in the current period. Selling expense was 4.6% of revenue in the current period versus 14% of revenue in the prior period. The Company's selling expenses increased by $72,303, or 13.3%, from $543,235 in the prior quarter to $615,538 in the current quarter. Selling expense was 4% of revenue in the current quarter versus 16% of revenue in the prior quarter. The decrease in selling expenses as a percentage of revenue was primarily attributable to the inclusion of QES revenues in the current quarter which has minimal selling expenses associated with acquiring such revenue. The Company expects selling expenses as a percentage of revenue to continue to decrease as it leverages its existing selling expense base over larger revenue volume.

        DEPRECIATION AND AMORTIZATION. The Company's depreciation
        -----------------------------
and amortization expense increased by $1,835,531, or 1520.5%, from $120,715 in the prior period to $1,956,246 in the current period.
The Company's depreciation and amortization expense increased by $968,709, or 1643.4%, from $58,946 in the prior quarter to $1,027,655 in the current quarter. The increase in depreciation and amortization is due to two factors. First, in the third quarter of Fiscal 2006, the Company acquired all the tangible assets of QES; thus included in the Company's current quarter depreciation expense is the expense associated with the QES assets. Additionally, the Company recognized and recorded the amortization associated with certain intangible assets acquired in the QES acquisition (See Note 2 of the accompanying Condensed Consolidated Financial Statements). The fair value assigned to the customer contracts and non-compete covenants purchased increased the Company's current period amortization expense by $1,308,599 over the expense in the prior period. Below is a schedule detailing the future quarterly amortization expense associated with these intangible assets:

                                          Future Amortization Expense of QES
                                        Intangible Assets (through Fiscal 2009)

                           Non - Compete Covenants    Customer Contracts      Total
                           -----------------------    ------------------      -----
  Fiscal 2007       Q3              $26,305                 $627,994        $654,299

                    Q4              $26,305                 $627,994        $654,299

  Fiscal 2008       Q1              $26,305                 $213,750        $240,055

                    Q2              $26,305                 $213,750        $240,055

                    Q3              $26,305                 $213,750        $240,055

                    Q4              $26,305                 $213,750        $240,055

  Fiscal 2009       Q1              $26,305                 $121,750        $148,055

                    Q2              $26,305                 $121,750        $148,055

                    Q3              $26,305                 $121,750        $148,055

                    Q4              $26,305                 $121,750        $148,055


        GENERAL AND ADMINISTRATIVE.  The Company's general and
        -------------------------
administrative ("G&A") expenses for the current period increased $5,137,417, or 250.2%, from $2,053,240 in the prior period to
$7,190,657 in the current period. The Company's G&A expenses for the current quarter increased $2,680,817, or 250.6%, from $1,069,735 in the prior quarter to $3,750,552 in the current quarter. G&A expense is 23% in the current quarter versus 31% in the prior quarter. The infrastructure component of G&A costs increased significantly as a result of the acquisition of QES completed in Fiscal 2006 as the Company acquired various facilities and staffing resources.

        NET INCOME (LOSS) FROM OPERATIONS.  Income from operations
        ---------------------------------
increased by $3,724,633, or 500.8%, from a loss of ($743,782) in the prior period to income of $2,980,851 in the current period. Income from operations increased by $4,001,961, or 871.3%, from a loss of ($459,326) in the prior quarter to income of $3,542,635 in the current quarter. Income from operations for the six months ended April 30, 2007 included $1,308,599 of amortization expense from intangible assets acquired from QES during Fiscal 2006.
This expense did not exist in the six months ended April 30, 2006.

        EBITDA FROM OPERATIONS.  EBITDA is defined as earnings
        ----------------------
before interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the U.S., or GAAP, and should not be considered an alternative to net income, or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. EBITDA has its limitations as an analytical tool, and you should not consider it is isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBITDA are:

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

        In order to facilitate an understanding of the components of EBITDA on the results of operations the following table is provided as a reconciliation of reported income from operations to EBITDA from operations.

                                                      EBITDA From Operations

                                     Six Months Ended April 30,     Three Months Ended April 30,

                                       2007              2006           2007              2006
                                       ----              ----           ----              ----
Income (loss) from Operations
  before Interest and Taxes         $2,980,851        $(743,782)     $3,542,635        $(459,326)
Depreciation and Amortization *      2,111,586          378,053       1,107,554          194,237
                                    ----------        ---------      ----------        ---------
EBITDA from Operations              $5,092,437        $(365,729)     $4,650,189        $(265,089)


        *Included in Depreciation and Amortization above is amortization expense recorded in Cost of Goods Sold in the accompanying financial statements. These amounts were $155,340 and $257,338 for the six-month periods ended April 30, 2007 and 2006, respectively, and $79,899 and $135,291 for the fiscal quarters ended April 30, 2007 and 2006, respectively.


        OTHER INCOME (EXPENSE).  Net other income (expense)
        ----------------------
decreased from $20,458 in the prior period to $(416,821) in the current period. For the current quarter, the Company had other income (expense) of $(239,079) versus $9,302 in the prior
quarter.   As the result of the acquisition of QES in Fiscal
2006, the Company incurred an additional $515,810 of interest expense for the current period resulting from the debt used to finance the acquisition.

        NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE.  The
        -------------------------------------------------
Company had a net loss of $(452,332) for the six months ended April 30, 2006 versus net income of $1,415,439 for the six months ended April 30, 2007. For the current quarter, the Company had net income of $1,871,296 versus a net loss of $(282,484) in the prior quarter. Included in the current period net income is $1,308,599 of amortization expense attributable to the non-compete covenants and customer contracts the Company acquired during Fiscal 2006. The Company had a net loss per basic and diluted share of $(.16) in the prior period versus a net income per basic share of $.29 and diluted share of $.28 in the current period. In the current quarter the Company had a net income per basic share of $.38 and diluted share of $.36 versus a net loss per basic and diluted share of $(.10) in the prior quarter. The intangible amortization expense for the current period had a negative $(.11) after tax per share effect to basic earnings per share and $(.10) to diluted earnings per share. The diluted weighted average shares outstanding were 2,911,351 in the prior period versus 5,100,438 in current period.

LIQUIDITY AND WORKING CAPITAL

        WORKING CAPITAL.  Working capital increased by $2,691,986
        ---------------
during the current period from $2,002,054 at October 31, 2006 to $4,694,040 at April 30, 2007. The ratio of current assets to current liabilities was approximately 1.59 to 1.0 on April 30, 2007 as compared to 1.23 to 1.0 on October 31, 2006. The increase in working capital dollars in the current period was primarily the result of an increase in the Company's accounts receivable, cash and accrued expenses which was partially offset by a decrease in the amount outstanding on the Company's revolving credit agreements compared to October 31, 2006. The Company operates in a seasonal industry whereby cash generated and received will be weighted more significantly towards the third and fourth quarters of the Company's fiscal year. The first and second quarters are typically the periods whereby the Company extends its available working capital to fund customer project-related requirements.

        CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES.  During
        ----------------------------------------------------
the current period, the Company had cash provided by operating activities of $3,778,177, as compared to $925,733 used in operating activities in the prior period. The increase in cash provided by operating activities resulted primarily from net income of $1,415,439 in the current period.

        CASH FLOW USED IN INVESTING ACTIVITIES.  During current
        --------------------------------------
period, the Company had net cash used in investing activities of $1,175,713 as compared to $673,575 in the prior period. The increase in cash used in investing activities was primarily the result of $938,542 in property and equipment that the Company purchased during the current period.

        CASH FLOW PROVIDED (USED IN) FINANCING ACTIVITIES.  The
        -------------------------------------------------
Company had net cash used in financing activities of $1,605,344 for the current period as compared to $654,321 provided by financing activities for the prior period. The net cash used in financing activities in the current period resulted primarily from the repayment of principal and interest of the Company's net borrowings on its revolving credit facilities. The Company had no balance outstanding on its revolving credit facility on April 30, 2007.

        The Company's current operating line of credit is due to expire in April 2008. The Company has begun negotiations with its credit lending institution to renew the availability of such operating line. The Company believes that the funds available under the current, and any future, operating line of credit agreement along with anticipated cash flows from operations will be sufficient to fund cash requirements for the foreseeable future.

        During the current period, options to purchase 181,478 shares of the Company's Common Stock were exercised resulting in proceeds totaling $222,690.

Future repayments of our contractual obligations as of April 30, 2007 are expected to be as follows:


                                                            Payments Due
                                                            ------------

                                                              13 - 36       37 - 60      More Than 60
                                                              -------       -------      ------------
Obligations                  Total          0 - 12 months      months        months         months
-----------                  -----          -------------      ------        ------         ------

Long-term debt
(excluding interest)      $13,271,817        $1,778,256      $3,880,485     $7,613,076            $--

Operating Leases            5,637,545         1,274,682       2,270,573      1,598,928        493,362

Other long-term
obligations(1)              3,401,893         2,515,683         886,210             --             --
                          ---------------------------------------------------------------------------

TOTAL OBLIGATIONS         $22,311,255        $5,568,621      $7,037,268     $9,212,004       $493,362
                          ===========        ==========      ==========     ==========       ========

(1)  Relate to employment contracts in effect at the end of the current fiscal year.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) ) was carried out under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the Company's fiscal quarter ended April 30, 2007. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company is the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b)	Internal Control Over Financial Reporting

        An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended April 30, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PRIOR YEAR RESTATEMENTS:

 	During Fiscal 2006, the Company identified a previously unrecorded liability for employees' earned but unused vacation. The Company's policy has been to allow employees who have earned vacation hours as a result of their employment to carry forward a limited amount of the unused vacation at the Company's fiscal year end into the subsequent period. If an employee were to terminate employment with the Company, the value (based upon such employee's daily pay rate) of any earned but unused vacation would be paid by the Company in the form of a cash payment to the former employee. This carry forward provision within the Company's employee benefits policy creates an accrued liability that, in accordance with accounting principles generally accepted in the United States, should be valued and recorded as a liability during each fiscal reporting period. As a result, the Company recorded a liability valued at $259,866 for the fiscal year ended October 31, 2005. The effect of recording this liability resulted in a reduction of net income before tax of $70,725 for Fiscal 2005. On January 16, 2007, the Company concluded that the Company should restate its consolidated financial statements for Fiscal 2005. The Audit Committee of the Board also concluded that the financial impact of such change in unused vacation liability on the Company's unaudited consolidated financial statements for individual fiscal quarters ended during Fiscal 2005 was immaterial, and therefore no restatement of the interim financial statements for such periods was deemed necessary. The restatement for Fiscal 2005 did not affect the Company's revenues from operations for such fiscal year. This restatement reflects the inclusion of a previously unrecorded liability for employees' earned but unused vacation. The restated consolidated financial statements for Fiscal 2005 were filed with the SEC on January 26, 2007. The unaudited condensed and consolidated financial statements for Fiscal 2006, included in this Report, include a recorded liability for employees' earned but unused vacation.

        In Note 1 of the accompanying unaudited condensed and consolidated financial statements for the period ended April 30, 2007, the Company has disclosed the financial effect of unused vacation for the six-month period and quarter ended April 30, 2006. The previously issued consolidated statements of income and cash flow for the quarter ended April 30, 2006 have been restated to include the effect of unused employee vacation. As a result of this inclusion, loss before income taxes for the six-month period and quarter ended April 30, 2006 have increased in the amount of $69,132 and $52,677, respectively. The loss before income taxes for the six-month period ended April 30, 2006 increased from $654,192 to $723,324. The loss before income taxes for the quarter ended April 30, 2006 increased from $397,347 to $450,024.

        As of the end of Fiscal 2005, the Company's management, including the CEO, concluded that, because the Company had not separated the CEO and CFO functions, the Company's Disclosure Controls were not effective at the end of such fiscal year to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In June 2006, the Company hired its current CFO thus achieving the separation of the CEO function and the CFO function.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain statements contained in this Report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those discussed in the forward-looking statements. These risk factors include, without limitation:

        * Rapid changes in (i) the technology used to administer standardized tests generally or score standardized tests or (ii) in the policy considerations which determine which test will be administered;

        * Non-renewal of any of the Company's material state contracts;

        *  Deficits in state and school budgets;

        *  The loss of any significant customer;

        * The ability of the Company to compete successfully with the other providers of standardized tests and related assessment services;

        * The ability of the Company to accommodate any changes in government regulation which may impact the marketability of its tests;

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

The Company held its annual meeting of stockholders on April 25, 2007. At the meeting, the stockholders took the following actions:

            (a)	The proposal to elect Michael D. Beck as a
director of the Company was approved by a vote of 3,449,630 votes in favor of his election, with no votes withheld and no abstentions or broker non-votes, representing a vote of 100% of the votes present cast in favor of the election of Mr. Beck.

            (b)	The proposal to elect Steven R. Berger as a
director of the Company was approved by a vote of 3,449,630 votes in favor of his election, with no votes withheld and no abstentions or broker non-votes, representing a vote of 100% of the votes present cast in favor of the election of Mr. Berger.

            (c)	The proposal to elect Donald W. Hughes as a
director of the Company was approved by a vote of 3,449,330 votes in favor of his election, with 300 votes withheld and no abstentions or broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Mr. Hughes.

            (d)	The proposal to elect Martin Maleska as a director
of the Company was approved by a vote of 3,449,630 votes in favor of his election, with no votes withheld and no abstentions or broker non-votes, representing a vote of 100% of the votes present cast in favor of the election of Mr. Maleska.

            (e)	The proposal to elect Theodore Naegeli as a
director of the Company was approved by a vote of 3,449,630 votes in favor of his election, with no votes withheld and no abstentions or broker non-votes, representing a vote of 100% of the votes present cast in favor of the election of Mr. Naegeli.

            (f)	The proposal to elect Chris L. Nguyen as a
director of the Company was approved by a vote of 3,449,630 votes in favor of his election, with no votes withheld and no abstentions or broker non-votes, representing a vote of 100% of the votes present cast in favor of the election of Mr. Nguyen.

            (g)	The proposal to elect Andrew L. Simon as a
director of the Company was approved by a vote of 3,449,205 votes in favor of his election, with 425 votes withheld and no abstentions or broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Mr. Simon.

            (h)	The proposal to elect Thomas G. Struzzieri as a
director of the Company was approved by a vote of 3,449,630 votes in favor of his election, with no votes withheld and no abstentions or broker non-votes, representing a vote of 100% of the votes present cast in favor of the election of Mr. Struzzieri.

            (i)	The proposal to elect David L. Warnock as a
director of the Company was approved by a vote of 3,449,330 votes in favor of his election, with 300 votes withheld and no abstentions or broker non-votes, representing a vote of 99.9% of the votes present cast in favor of the election of Mr. Warnock.

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

 99.1 Press Release dated June 14, 2007 (filed herewith)

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES




              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






                                                                   PAGE
                                                                   ----


  CONDENSED CONSOLIDATED BALANCE SHEETS                           F - 2&3

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME                     F - 4

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                 F - 6&7

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            F - 8

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES



                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                 April 30,         October 31,
                                                   2007               2006
                                                   ----               ----
                                                (Unaudited)

ASSETS
------

Current assets:
  Cash and cash equivalents                    $ 1,786,408         $  789,288
  Restricted cash                                   33,723             20,307
  Accounts receivable, net of allowance
   for doubtful accounts of $33,000              9,414,427          8,611,587
  Inventories - net of reserve                     335,451            545,362
  Prepaid expenses and other current assets        617,287            496,509
  Deferred income taxes                            426,079            364,031
                                               -----------         ----------

     Total current assets                       12,613,375         10,827,084


Property and equipment - net of
 accumulated depreciation of $1,621,000
 and $1,013,000, respectively                    4,011,036          3,734,227


Other assets:
  Test passage bank and test development,
   net of accumulated amortization of
   $4,651,000 and $4,509,000,
   respectively                                  2,501,470          2,335,670
  Non-compete agreements, net of
   accumulated amortization of
   $96,000 and $44,000, respectively               263,049            315,659
  Customer contracts, net of accumulated
   amortization of $1,633,000
   and $377,000, respectively                    2,866,689          4,122,678
  Goodwill                                      13,199,154         13,647,586
  Deferred income taxes                            825,672          1,325,379
  Other assets                                     312,586            349,832
                                               -----------        -----------

     Total assets                              $36,593,031        $36,658,115
                                               ===========        ===========











See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)







                                                 April 30,         October 31,
                                                   2007               2006
                                                   ----               ----
                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Revolving credit agreement                    $       --         $1,774,819
  Current maturities of long-term debt           1,778,255          1,459,502
  Accounts payable                               2,446,273          2,794,301
  Income tax payable                               915,251            204,319
  Accrued expenses                               2,654,118          1,996,161
  Billings in excess of costs                           --            470,490
  Deferred gain on sale of building -
   current portion                                 125,438            125,438
                                                ----------         ----------

     Total current liabilities                   7,919,335          8,825,030


Long-term debt:
  Long-term debt, less current maturities       11,493,562         12,405,735
  Interest rate swap agreement                      55,239             77,155
  Deferred gain on sale of building, net
   of current portion                              648,098            710,817
                                               -----------         ----------

     Total liabilities                          20,116,234         22,018,737
                                               -----------         ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value,
   5,000,000 shares authorized;
   1,888,888 shares issued and
   outstanding                                         189                189
  Common stock, $.0001 par value,
   20,000,000 shares authorized;
   3,069,048 and 2,946,047 shares issued
   and outstanding, respectively                       307                295
  Additional paid-in capital                    15,491,003         15,069,034
  Retained earnings (deficit)                      985,298           (430,140)
                                               -----------        -----------

     Total stockholders' equity                 16,476,797         14,639,378
                                               -----------        -----------

Total liabilities and stockholders' equity     $36,593,031        $36,658,115
                                               ===========        ===========



See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                  Six Months Ended     Six Months Ended      Three Months Ended      Three Months Ended
                                  ----------------     ----------------      ------------------      ------------------
                                   April 30, 2007       April 30, 2006         April 30, 2007          April 30, 2006
                                   --------------       -------------         --------------          --------------
                                                      (Restated - Note 1)                           (Restated - Note 1)


Net revenue earned                  $25,791,176           $6,555,717            $16,199,163             $3,481,703


Cost of goods sold                   12,465,925            4,232,592              7,262,783              2,269,113
                                    -----------           ----------            -----------             ----------

Gross profit                         13,325,251            2,323,125              8,936,380              1,212,590
                                    -----------           ----------            -----------             ----------

Operating expenses:
  Selling                             1,197,497              892,952                615,538                543,235
  Depreciation and amortization       1,956,246              120,715              1,027,655                 58,946
  General and administrative          7,190,657            2,053,240              3,750,552              1,069,735
                                    -----------           ----------            -----------             ----------

Total operating expenses             10,344,400            3,066,907              5,393,745              1,671,916
                                    -----------           ----------            -----------             ----------

Income (loss) from operations         2,980,851             (743,782)             3,542,635               (459,326)

Other income (expense):
  Gain on sale of assets/
   leaseback of building                 95,356               62,720                 31,360                 31,360
  Interest income                         3,633                4,778                  3,264                    876
  Interest expense                     (515,810)             (47,040)              (273,703)               (22,934)
                                    -----------           ----------            -----------             ----------

Income (loss) before income taxes     2,564,030             (723,324)             3,303,556               (450,024)

Income tax provision (benefit)        1,148,591             (270,992)             1,432,260               (167,540)
                                    -----------           ----------            -----------             ----------

Net income (loss)                   $ 1,415,439           $ (452,332)           $ 1,871,296           $   (282,484)
                                    -----------           ----------            -----------             ----------



See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)





                                  Six Months Ended     Six Months Ended      Three Months Ended      Three Months Ended
                                  ----------------     ----------------      ------------------      ------------------
                                   April 30, 2007       April 30, 2006         April 30, 2007          April 30, 2006
                                   --------------       -------------         --------------          --------------
                                                      (Restated - Note 1)                           (Restated - Note 1)


Weighted average number of
 common and convertible
 preferred shares outstanding:
 Basic                               4,897,533              2,911,351             4,929,249              2,913,018
 Diluted                             5,100,438              2,911,351             5,132,154              2,913,018






Net income (loss) per
 common share:
 Basic                              $      .29             $    (.16)            $      .38             $     (.10)
 Diluted                            $      .28             $    (.16)            $      .36             $     (.10)



See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED APRIL 30, 2007
                                  (Unaudited)



                                                             2007                 2006
                                                             ----                 ----
                                                                          (Restated - Note 1)

OPERATING ACTIVITIES
Net income (loss)                                       $  1,415,439         $  (452,332)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
  Depreciation and amortization                            2,111,586             378,053
  Deferred income taxes                                      437,659            (294,529)
  Gain on sale of equipment                                  (32,637)                 --
  Gain on sale/leaseback of building                         (62,719)            (62,720)
  Stock based compensation expense                           107,517              86,585
  Change in interest swap agreement liability                (21,916)                 --
Changes in operating assets and liabilities:
  Restricted cash                                            (13,416)            (12,193)
  Accounts receivable                                       (802,840)           (525,059)
  Inventories                                                209,911             (27,918)
  Prepaid expenses and other current assets                 (120,778)            (35,028)
  Billings in excess of cost                                (470,490)           (150,800)
  Accounts payable and accrued expenses                    1,020,861             170,208
                                                         -----------           ---------


  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          3,778,177            (925,733)
                                                         -----------           ---------

INVESTING ACTIVITIES
  Purchase of property and equipment                        (938,542)           (366,742)
  Test passage bank and test development                    (312,171)           (278,803)
  Proceeds from sale of equipment                             75,000                  --
  Software development costs                                      --             (28,030)
                                                         -----------           ---------

 CASH USED IN INVESTING ACTIVITIES                        (1,175,713)           (673,575)
                                                         -----------           ---------



See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    FOR THE SIX MONTHS ENDED APRIL 30, 2007
                                  (Unaudited)





                                                             2007                 2006
                                                             ----                 ----
                                                                          (Restated - Note 1)

FINANCING ACTIVITIES
  Principal payments on long-term debt                    (593,420)              (48,279)
  Net borrowing (payments) on revolving
   credit agreement                                     (1,774,819)              700,000
  Proceeds from the exercise of stock options              314,463                    --
  Increase in tangible assets acquired from QES            448,432                    --
                                                        ----------             ---------

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                    (1,605,344)              654,321
                                                        ----------             ---------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                           997,120              (944,987)


CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                     789,288             1,289,630
                                                        ----------             ---------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                        $1,786,408              $344,643
                                                        ==========             =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:

  Interest                                              $  552,698            $   48,788
                                                        ==========            ==========
  Income taxes                                          $   46,768            $   54,968
                                                        ==========            ==========





See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization

Effective March 16, 2007, Touchstone Applied Science Associates, Inc. changed its corporate name to Questar Assessment, Inc. (the "Company"). This action was approved on January 24, 2007 by the Company's Board of Directors, and as of February 5, 2007 by the holders of a majority of the Company's issued and outstanding voting securities who had executed a written consent in lieu of a special meeting in accordance with the relevant sections of the Delaware General Corporation Law.

Questar Assessment, Inc. (the "Company") competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market. The Company competes in both the custom and proprietary product lines of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against specific standards established by each individual state. The Company has recognized this trend and has aligned its long term and short term strategic initiatives and resources to take advantage of these changes in the market. During the fiscal year ended October 31, 2006 ("Fiscal 2006"), the Company decided to minimize its efforts in growing its proprietary products business, and to devote significant resources to expanding its custom testing services. The Company implemented this strategy by acquiring Questar Educational Systems, Inc. ("QES") in May 2006. QES provides test delivery, scoring, and score analysis capabilities for state testing programs.

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

The accompanying condensed unaudited consolidated financial information has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the six-month period and fiscal quarter ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

The condensed balance sheet at October 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation.

This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended October
31, 2006.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported. Actual results could differ materially from these estimates and assumptions.

Restatement
-----------

The unaudited consolidated financial statements included in this Report for the Company's six-month and three month periods ended April 30, 2006 have been restated and replace the Company's previously issued unaudited condensed consolidated financial statements for such period.

Subsequent to the issuance of the Company's audited consolidated financial statements in its Form 10-KSB for the fiscal years ended October 31, 2005 but before the conclusion of the fiscal year ended October 31, 2006, the Company concluded that it had previously omitted an accrued liability recognizing the effect of its employee's earned but unused vacation and that such omission was not consistent with U.S. generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement did not affect previously reported revenues for the restated or future periods.

	A summary of the significant effects of the restatement for the fiscal years ended is as follows:


                                                As Previously   As previously
                                                Reported        Reported        Restated      Restated
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




                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------


                                                As Previously   As previously
                                                reported        reported        Restated      Restated
                                                Six Months      Three Months    Six Months    Three Months
                                                ----------      ------------    ----------    ------------

For six month period & quarter
  ended April 30, 2006
-------------------------------

Accrued employee vacation                       $ 0             $ 0             $328,998       $328,998
Retained earnings                               439,772         439,772          242,373        242,373

Loss before income taxes                        (654,192)       (397,347)       (723,324)      (450,024)
Income tax benefit                              (243,339)       (146,469)       (270,992)      (167,540)
Net loss                                        (410,853)       (250,878)       (452,332)      (282,484)
Net loss per common share
        Basic                                   (.14)           (.09)           (.16)          (.10)
        Diluted                                 (.14)           (.09)           (.16)          (.10)


Reclassifications:
------------------

Certain income statement amounts for the six month and three month periods ended April 30, 2006 have been reclassified to be consistent with the classifications adopted for the six month and three month periods ended April 30, 2007.

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

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Accounts receivable consist of the following:


                                           April 30,                October 31,

                                             2007                      2006
                                             ----                      ----

Billed                                    $7,327,567               $8,611,587
Unbilled (costs in
excess of billings)                        2,086,860                       --
                                          ----------               ----------

                                          $9,414,427               $8,611,587
                                          ----------               ----------

Inventories
-----------

Based on the nature of the Company's operations, inventories consist solely of finished goods. These are stated at the lower of cost (first in, first out method) or market. At April 30, 2007 and October 31, 2006, inventories are net of reserves of $146,000 and $161,000, respectively.

Other Intangible Assets
-----------------------

In accordance with SFAS 141, the Company has recognized separately from goodwill the acquisition-date fair value of certain identifiable intangible assets acquired from Questar on May 31, 2006. The following are the net book values as of April 30, 2007 and October 31, 2006 of the Company's intangible assets:

                                                                     Estimated
                                   April 30,        October 31,      Intangible
                                      2007             2006          Asset life
                                      ----             ----          ----------


Non-compete agreements             $263,000          $316,000        41 months

Customer contracts                2,867,000         4,123,000        1 - 4 years
                                 ----------        ----------

Total                            $3,130,000        $4,439,000
                                 ==========        ==========


A summary of the future amortization expense associated with the intangible assets acquired from Questar is as follows:

             Fiscal          Non Compete        Customer
             Year            Covenants          Contracts          Total
             ----            ---------          ---------          -----

             2007            $53,000            $1,256,000         $1,309,000
             2008            $105,000           $855,000           $960,000
             2009            $105,000           $487,000           $592,000
             2010            $ -                $269,000           $269,000

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Goodwill
--------

Goodwill is not amortized but is subject to impairment tests at least annually. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed the annual test at October 31, 2006 and determined there to be no impairment of the goodwill. The net carrying value of goodwill at April 30, 2007 was $13,199,154 and at October 31, 2006 was $13,647,586. The net carrying value of goodwill was reduced by $448,502 as a result of a purchase price adjustment resulting from a refund of previously paid costs associated with a contract acquired from Questar Educational Services.

The Company's revenues from the performance of assessment, consulting and psychometric services under long term contracts are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contracts during a reporting period contract and recognizes a proportionate amount of revenue for such period. As of April 30, 2007, the Company reported costs in excess of billings of $2,086,860, which are included in accounts receivable. As of October 31, 2006, the Company reported billings in excess of costs of $470,490.

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

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Accrued Expenses
----------------

Accrued expenses consist of the following:


                                        April 30,        October 31,
                                          2007              2006
                                          ----              ----

Compensation                           $2,034,990      $  1,080,174
Benefit Plans                             216,300           352,647
Interest                                  140,435           155,681
Other                                     262,393           407,659
                                       ----------      ------------

                                       $2,654,118      $  1,996,161
                                       ==========      ============


Stock Based Compensation
------------------------

The Company has a 2000 Stock Option Plan (the "Plan"). The Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS No. 123(R)"). FAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting FAS No. 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS No. 123(R) are applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that were outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

The Company's results for the six and three month periods ended April 30, 2007 include stock option compensation expense totaling $107,517 and $58,726, respectively. The Company's results for the six and three month periods ended April 30, 2006 included stock option compensation totaling $86,585 for both periods. The Company recognized related tax benefits associated with share-based compensation arrangements totaling approximately $44,000 and $24,000 during the six and three month periods ended April 30, 2007, respectively. The Company recognized related tax benefits associated with share-based compensation arrangements totaling approximately $35,000 for both the six and three month periods ended April 30, 2006.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire award. The Company has not adjusted the expense by the amount the estimated fair value of options forfeited as indicated in FAS No. 123(R) since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The Company took into consideration guidance under FAS No. 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously, such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options are as follows:


                                      April 30, 2007           October 31, 2006
                                      --------------           ----------------

Expected term (in years)                    10                         10
Expected volatility                        156%                       121%
Expected dividend yield                     0%                         0%
Risk-free interest rate                 4.65-4.70%                   4.23%

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

The Company granted options to purchase shares of its Stock during the six months ended April 30, 2007 at a weighted average exercise price of $6.05 per share. The Company granted options to purchase shares of the Company's Common Stock during the six months ended April 30, 2006 at a weighted average exercise price of $2.81 per share.

The following table represents stock options granted, exercised, and forfeited for all Common Stock option plans during the six months ended April 30, 2007:


                                                Weighted        Weighted
                                                Average         Average
                                                Exercise        Remaining
                                Number of       Price per       Contractual
                                Shares          Share           Term                  Intrinsic Value
                                ------          -----           ----                  ---------------
Stock Options
Outstanding at
October 31, 2006                815,478         $2.94

Granted                         45,500          $6.05

Exercised                       (181,478)       $2.69                                 $593,404
                                --------        -----                                 --------

Outstanding at
April 30, 2007                  679,500         $3.22           7 years               $816,800

Exercisable at
April 30, 2007                  499,000         $2.62           5 years, 5 months     $815,300


Cash received from the exercise of certain stock options during the six months ended April 30, 2007 was $222,690. Certain options to purchase shares of the Company's common stock were exercised in a "Cashless" transaction resulting in $91,773 being considered as compensation expense during the six months ended April 30, 2007.

As of April 30, 2007, there was $531,120 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 3 years.

Net income (loss) per common share
----------------------------------

Basic earnings (loss) per common share are computed by dividing net earnings by the weighted-average number of common and common equivalent shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted-average number of common and common equivalent shares outstanding during the period, including potentially diluted shares such as options and warrants to purchase shares of common stock at various amounts per share. The dilutive effect of the additional shares for the six and three month periods ended April 30, 2007 was to increase weighted-average shares outstanding by 202,905. There was no dilutive effect for the six and three month periods ended April 30, 2006 due to the losses in those periods.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 2 - ACQUISITION
--------------------

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

The Company financed the acquisition of Questar through senior debt and a private equity investment. The Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 and a standby letter of credit in the original stated amount of $194,750 against availability under the Company's revolving line of credit. The Loan Agreement contains ongoing financial covenants which are measured on an annual basis beginning in Fiscal 2007. The term loan is interest-only for the first six months of the loan, and then is payable in fifty-four equal monthly installments of principal and interest on a five year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR BBA rate and the Company is paying Banknorth a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan. The interest rate swap agreement expires after thirty months on December 1, 2008. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of Questar. The proceeds from the loans were used to pay a portion of the purchase price for the shares of Questar and closing costs for the transaction, and for working capital.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 2 - ACQUISITION (continued)
--------------------

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

Management allocated the purchase price of Questar to the assets acquired with the assistance of third party independent appraisals of all intangible assets and equipment acquired. The Company allocated $2,990,000 to equipment which is a step up of $1,400,000 from its pre-acquisition book value. The Company assigned a value of $360,000 to the non-compete covenant agreements that were signed by the selling shareholders of Questar. The covenants will expire as of October 31, 2009. The Company is amortizing the value assigned to this intangible asset on a straight line basis over its expected life (41 months). Additionally, the Company has estimated that the customer contracts acquired from Questar are valued at $4,500,000. This amount is being amortized on an accelerated basis in relation to annual value of discounted cash flow the Company expects to receive over the life of the contract. With the exception of the non-compete covenants and customer contracts there were no other identifiable intangible assets; therefore, the balance of the purchase price of $11,229,541 was allocated to goodwill. The amount of goodwill was reduced by $448,502 subsequent to the acquisition upon the realization of an additional tangible asset value.

The operations of Questar have been included in the consolidated financial statements since the date of acquisition, May 31, 2006. The Company has entered into employment agreements for an initial twenty-four month term with certain members of the management of Questar. Such employment agreements with the Questar management team include non-competition covenants and proprietary rights agreements.

The following table summarizes the estimated fair value of the Questar assets acquired and liabilities assumed at the date of acquisition:

Current assets - including cash of                   $   1,544,363
($1,443,772)
Accounts receivable                                      3,432,911
Property and equipment                                   2,989,530
Non compete covenants                                      359,500
Customer contracts                                       4,500,000
Goodwill                                                11,229,541
                                                     -------------
      Total assets acquired                             24,055,845
Current liabilities assumed                             (3,028,771)
                                                     -------------
      Net assets acquired                              $21,027,074
                                                     -------------

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 2 - ACQUISITION (continued)
--------------------

The following unaudited pro forma income statement data presents the consolidated results of operations of the Company for the six months ended April 30, 2006, had the acquisition of Questar occurred at the beginning of that period presented:

                                                    PRO FORMA

                                                 Six Months Ended
                                                  April 30, 2006
                                                  --------------

Net revenue                                        $23,700,000
Net income                                          $1,900,000
Net income per share                                   $.39



The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.


NOTE 3 - REVOLVING CREDIT AGREEMENTS
------------------------------------

The Company has a $4,000,000 revolving credit agreement which matures on April 30, 2008 if not renewed. Advances are due on demand, are secured by substantially all assets of the Company and its subsidiaries, and are subject to a defined borrowing base that shall not exceed the sum of 80% of eligible accounts receivables and 50% of eligible inventory. The Company has secured under the revolving credit agreement an 'Irrevocable Letter of Credit' of $198,750 that reduces the total line available to $3,801,250. Interest on the advances is at 2.5% above the LIBOR and is due monthly. Advances of $1,774,819 were outstanding at October 31, 2006. The revolving credit agreement contains ongoing financial covenants which are measured on an annual basis beginning in October 2007. No advances were outstanding at April 30, 2007.

The Company has an equipment financing line of credit with its bank in the amount of $1,000,000. The line is secured by the equipment purchased through the line of credit. At both April 30, 2007 and October 31, 2006, no amounts were outstanding under this credit line.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      QUESTAR ASSESSMENT, INC.


June 14, 2007                         By:/s/ ANDREW L. SIMON
                                         -----------------------------
                                         Andrew L. Simon
                                         President and Chief Executive Officer




June 14, 2007                         By:/s/ JAMES J. WILLIAMS
                                         -----------------------------
                                         JAMES J. WILLIAMS
                                         Chief Financial Officer