Form 10QSB
period 2007-07-31
QUESTAR ASSESSMENT, INC.
filed 2007-09-14
CIK 726603

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended July 31, 2007

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ______ No ___X___


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 5, 2007, 3,084,443 shares of Common Stock, par value $.0001 per share.


     Transitional Small Business Disclosure Format (check one):
Yes _______  No ___X___

                                 PART I

ITEM 1. FINANCIAL STATEMENTS

	The Company's financial statements for the nine and three-month periods ended July 31, 2007 are attached to this Report, commencing at F-1.

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

        Questar Assessment, Inc. (the "Company") competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market. The Company competes in both the custom and proprietary product lines of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against specific standards established by each individual state. The Company has recognized this trend and has aligned its long term and short term strategic initiatives and resources to take advantage of these changes in the market. During the fiscal year ended October 31, 2006 ("Fiscal 2006"), the Company decided to minimize its efforts in growing its proprietary products business, and to devote significant resources to expanding its custom testing products. The Company implemented this strategy by acquiring Questar Educational Systems, Inc. ("QES") in May 2006. QES provides test delivery, scoring, and score analysis capabilities for state testing programs.

        As a result of the Company's acquisition of QES and change in strategic initiatives, and because of the industry shift from proprietary to custom work, the Company believes that the descriptions of its revenues as either custom or proprietary are no longer representative of the Company's business. Consequently, the Company is combining categories in the reporting of its assessment revenues. In order to report clearly the growth of our business for prior versus current periods, we will be reporting revenues with Questar Educational Systems revenues ("QES Revenues") and without QES Revenues since that acquisition had a significant impact on the overall revenues of the Company during the current reporting period.

        Revenues were $15,097,954 for the nine-month period ended July 31, 2006 ("prior period") and $38,873,491 for the nine-month period ended July 31, 2007 ("current period"). For the fiscal quarters ended July 31, 2006 ("prior quarter") and July 31, 2007 ("current quarter"), revenues were $8,542,237 and $13,082,315 respectively. Revenues without QES revenues for the current period and current quarter were $11,534,478 and $4,482,188, respectively.

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

SUMMARY OF RECENT ACQUISITION

        In May 2006, the Company acquired all of the outstanding shares of QES. QES provides test delivery, scoring and score analysis capabilities to state testing programs and also provides test material development. Total consideration paid by the Company was $20,000,000 consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Preferred Stock of the Company valued at $1,000,000, and a $4,000,000 promissory note. Goodwill totaling $11,229,541 was recorded as a result of the acquisition. The Company also has valued and recorded $4,860,000 in other intangible assets identified during the acquisition, including $4,500,000 in customer contracts. The Company has also agreed to pay additional consideration in 2010 if QES achieves certain revenue goals during the three years ending October 31, 2007, 2008, and 2009. The maximum contingent earn out payment is $12,500,000, of which up to $10,000,000 shall be paid half in cash and half in Series A-2 Preferred Stock and $2,500,000 shall be paid, if earned, at the election of the Company, in cash or additional shares of Series A-2 Preferred Stock, or any combination thereof, valued at fair market value at the time of issuance. The Company financed the acquisition through senior debt and a private equity investment. The Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 (See Note 3 of the accompanying condensed consolidated financial statements) and a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit. The Loan Agreement contains ongoing financial covenants which are measured on an annual basis beginning in October 2007. The term loan was interest-only for the first six months of the loan (through November 2006), and thereafter is payable in fifty-four equal monthly installments of principal and interest on a five-year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR BBA rate and the Company is paying Banknorth a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan. The interest rate swap agreement expires after thirty months on December 1, 2008. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of QES. The proceeds from the loans were used to pay a portion of the purchase price for the shares of QES and closing costs for the transaction, and for working capital.

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

RESULTS OF OPERATIONS

        For reporting purposes, effective June 2006, the Company combined the separately reported revenue categories of custom and proprietary, which were previously separate, since such distinction is no longer representative of the Company's business. Additionally, due the acquisition of QES, the Company will be discussing revenues with QES and without QES. QES revenues have been included in the Company's consolidated operations since its acquisition in May 2006. The following table sets forth such revenues and the percentage change for the nine and three-month periods ended July 31, 2007 and 2006:

                        Results of Operations for the Nine and Three-Month Periods
                                 Ended July 31, 2007 and July 31, 2006


                           Nine Months Ended July 31,        Three Months Ended July 31,
                           --------------------------        ---------------------------

                             (Dollars in Thousands)            (Dollars in Thousands)
                             ----------------------            ----------------------

                           2007      2006    % Change        2007      2006    % Change
                           ----      ----    --------        ----      ----    --------




Revenues without QES     $11,534     $9,959.7    15.8%       $4,482   $3,404.0    31.7%

QES Revenues             $27,339     $5,138.2   432.1%       $8,600   $5,138.2    67.4%
                         -------     --------                ------   --------

Total Revenues           $38,873    $15,097.9   157.5%      $13,082   $8,542.2    53.1%


      The following are statements of income components as a percentage of total revenues for each period:

                                 Nine Months Ended July 31,          Three Months Ended July 31,
                                 --------------------------          ---------------------------
                                    2007            2006             2007          2006
                                    ----            ----             ----          ----
Total Revenues                      100%            100%             100%          100%
  Gross profit                       50%             44%              46%           50%
Operating expenses:
  Selling expenses                    5%              9%               5%            6%
  Depreciation and Amortization       8%              2%               7%            1%
  General & administrative           27%             31%              25%           31%
Income from operations               11%              2%               9%           12%
Other income (expense)               (2)%            (1)%             (2)%          (2)%
Income before income taxes            9%              1%               7%           10%

Income tax provision                  4%              1%               2%            4%
Net income                            5%              0%               5%            5%



        REVENUES.  The Company's revenues for the nine-month period
        --------
ended July 31, 2007 ("current period") were $38,873,491 representing a 157.5% increase, or $23,775,537, from $15,097,954, for the nine-month period ended July 31, 2006 ("prior period").
The Company's revenues for the fiscal quarter ended July 31, 2007 ("current quarter") were $13,082,315 representing a 53.1% increase, or $4,540,078 from $8,542,237, for the fiscal quarter ended July 31, 2006 ("prior quarter"). The overall increase was attributable to the inclusion of QES which was acquired May 2006. Only two months of QES revenue activity was recorded for the prior period. Revenues, exclusive of QES revenues, grew 15.8% year over year from $9,959,509 to $11,534,478 in the current period. The growth in revenues without QES was driven primarily by the Company adding new custom project related work in the current period. QES revenues for the current period are $27,339,013. Revenue, exclusive of QES revenues, increased by $1,078,395, or 31.7% from $3,403,792, in the prior quarter to
$4,482,187 in the current quarter. The growth in revenues without QES was driven primarily by the Company adding new custom project related work in the current quarter.

        COST OF GOODS SOLD.  Cost of goods sold increased by 130.2%
        ------------------
or $11,068,345 from $8,498,438 in the prior period to $19,566,783 in the current period. As a percentage of revenue, cost of goods represented 50% of revenues in the current period and 56% of revenues in the prior period. Cost of goods sold increased by 66.5% or $2,835,012 from $4,265,846 in the prior quarter to $7,100,858 in the current quarter. As a percentage of revenue, cost of goods represented 54% of revenues in current quarter and 50% of revenues in the prior quarter. The dollar increase in cost of goods sold is primarily attributable to the inclusion of QES. Cost of goods sold as a percentage of revenue will fluctuate from period to period as project mix changes. The increase in cost of goods sold as a percentage of revenue from the prior quarter is primarily attributable to the gross margins realized from the QES revenues in the current quarter. Several
QES custom projects for the current quarter contained certain work-related tasks that had a higher cost of goods sold as a percentage of revenue than was previously anticipated. This increase in QES cost of goods sold was due to the fact the third quarter historically represents the period when most of the Company's annual projects conclude and thus many work-related tasks that are still unfinished are identified, addressed and completed.

        GROSS PROFIT.  The Company's gross profit increased by
        ------------
$12,707,192, or 192.5%, from $6,599,516 in the prior period to
$19,306,708 in the current period. The Company's gross profit increased by $1,705,066, or 39.9%, from $4,276,391 in the prior quarter to $5,981,457 in the current quarter. The dollar increase in gross profit was primarily attributable to the inclusion of QES in the current period and quarter. Several custom projects during the current quarter contained higher cost of goods sold as a percentage of revenue than was previously expected by the Company. This increase in QES cost of goods sold was due to the fact the third quarter historically represents the period when most annual projects conclude and thus many work-related tasks still open are identified, addressed and completed. The Company prepares detailed expense budgets by project, however during the course of a project's life, work related scope changes may affect the overall total costs associated with such project.

        SELLING EXPENSES.  The Company's selling expenses increased
        ----------------
by $455,289, or 32.3%, from $1,408,849 in the prior period to $1,864,138 in the current period. Selling expense was 4.8% of revenue in the current period versus 9% of revenue in the prior period. The Company's selling expenses increased by $150,744, or 29.2%, from $515,897 in the prior quarter to $666,641 in the current quarter. The dollar increase in selling expense was primarily attributable to the inclusion of QES in the current period and current quarter. Selling expense was 5.1% of revenue in the current quarter versus 6% of revenue in the prior quarter. The decrease in selling expenses as a percentage of revenue was primarily attributable to the inclusion of QES revenues in the current quarter which has minimal selling expenses associated with adding such revenue.

        DEPRECIATION AND AMORTIZATION.    The Company's
        -----------------------------
depreciation and amortization expense increased by $2,712,343, or 1273.5%, from $212,985 in the prior period to $2,925,328 in the current period. The Company's depreciation and amortization expense increased by $876,812, or 950.3%, from $92,270 in the prior quarter to $969,082 in the current quarter. The increase in depreciation and amortization is primarily due to two factors. First, in the third quarter of Fiscal 2006, the Company acquired all the tangible assets of QES; thus included in the Company's current quarter depreciation expense is the expense associated with the QES assets. Additionally, the Company recognized and recorded the amortization associated with certain intangible assets acquired in the QES acquisition (See Note 2 of the accompanying Condensed Consolidated Financial Statements). The fair value assigned to the non-compete covenants and customer contracts purchased, increased the Company's current period amortization expense by $1,962,897 over the expense in the prior period. Below is a schedule detailing the future quarterly amortization expense associated with these intangible assets:

                           Future Amortization Expense of QES Intangible Assets (through Fiscal 2009)

                           Non - Compete Covenants         Customer Contracts          Total
                           -----------------------         ------------------          -----
Fiscal 2007         Q4             $26,305                       $627,994             $654,299

Fiscal 2008         Q1             $26,305                       $213,750             $240,055

                    Q2             $26,305                       $213,750             $240,055

                    Q3             $26,305                       $213,750             $240,055

                    Q4             $26,305                       $213,750             $240,055

Fiscal 2009         Q1             $26,305                       $121,750             $148,055

                    Q2             $26,305                       $121,750             $148,055

                    Q3             $26,305                       $121,750             $148,055

                    Q4             $26,305                       $121,750             $148,055


        GENERAL AND ADMINISTRATIVE.  The Company's general and
        --------------------------
administrative ("G&A") expenses for the current period increased $5,692,588, or 120.9%, from $4,706,781 in the prior period to
$10,399,369 in the current period. The Company's G&A expenses for the current quarter increased $555,171, or 20.9%, from $2,653,541 in the prior quarter to $3,208,712 in the current quarter. G&A expense is 24.5% in the current quarter versus 31% in the prior quarter. The infrastructure component of G&A costs increased significantly as a result of the acquisition of QES completed in Fiscal 2006 as the Company acquired various facilities and staffing resources. The Company expects in the near term total dollars expended on G&A to remain relatively flat when compared to the current period and current quarter.

        NET INCOME FROM OPERATIONS.  Income from operations
        --------------------------
increased by $3,846,972, or 1420.1%, from income of $270,901 in the prior period to income of $4,117,873 in the current period. Income from operations increased by $122,339, or 12.1%, from income of $1,014,683 in the prior quarter to income of $1,137,022 in the current quarter. The overall increase in income from operations increased primarily from the inclusion of QES in the current period and current quarter. Net Income from operations for the nine months ended July 31, 2007 included $1,962,897 of amortization expense from intangible assets acquired from QES during Fiscal 2006. This QES expense did not exist in the nine months ended July 31, 2006.

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

        In order to facilitate an understanding of the components of EBITDA on the results of operations the following table is provided as a reconciliation of reported income from operations to EBITDA from operations. Management believes that this table enables for a better understanding of the current and prior amount of depreciation and amortization negatively affecting income from operations. Further, management expects that the current amount of depreciation and amortization will significantly decrease during the next fiscal year (Fiscal 2008) as the Company's amortization expense associated with the acquired intangible assets from QES begins to expire.

                                                        EBITDA From Operations

                                      Nine Months Ended July 31,        Three Months Ended July 31,
                                      --------------------------        ---------------------------

                                        2007              2006            2007                2006
                                        ----              ----            ----                ----
Income from Operations
  before Interest and Taxes          $4,117,873         $270,901       $1,137,022         $1,014,683
Depreciation and Amortization *       3,156,109          778,186        1,044,523            400,029
                                     ----------       ----------       ----------         ----------
EBITDA from Operations               $7,273,982       $1,049,087       $2,181,545         $1,414,712

        *Included in Depreciation and Amortization above is amortization expense recorded in Cost of Goods Sold in the accompanying financial statements. These amounts were $230,781 and $386,984 for the nine-month periods ended July 31, 2007 and 2006, respectively, and $75,441 and $129,646 for the fiscal quarters ended July 31, 2007 and 2006, respectively.

        OTHER INCOME (EXPENSE).  Net other income (expense)
        ----------------------
decreased from $(149,281) in the prior period to $(614,687) in the current period. For the current quarter, the Company had other income (expense) of $(197,866) versus $(169,739) in the
prior quarter.   As the result of the acquisition of QES in
Fiscal 2006, the Company incurred an additional $754,421 of interest expense for the current period resulting from the debt used to finance the acquisition.

        NET INCOME AND NET INCOME PER SHARE.  The Company had net
        -----------------------------------
income of $8,752 for the nine months ended July 31, 2006 versus net income of $2,032,003 for the nine months ended July 31, 2007. For the current quarter, the Company had net income of $616,564 versus net income of $461,084 in the prior quarter. Included in the current period net income is $1,962,897 of amortization expense attributable to the non-compete covenants and customer contracts the Company acquired during Fiscal 2006. The Company had net income per basic and fully diluted share of $.00 in the prior period versus a net income per basic share of $.41 and diluted share of $.39 in the current period. In the current quarter the Company had net income per basic share of $.12 and fully diluted share of $.12 versus net income per basic share of $.10 and fully diluted share of $.09 in the prior quarter. The intangible amortization expense for the current period had a negative $(.24) after tax per share effect to basic earnings per share and a negative $(.22) effect to fully diluted earnings per share. The intangible amortization expense for the current quarter had a negative $(.08) after tax per share effect to basic earnings per share and a negative $(.07) to fully diluted earnings per share. The fully diluted weighted average shares outstanding were 5,007,338 in the prior period versus 5,268,223 in current period.

LIQUIDITY AND WORKING CAPITAL

        WORKING CAPITAL.  Working capital increased by $3,680,097
        ---------------
during the current period from $2,002,054 at October 31, 2006 to $5,682,151 at July 31, 2007. The ratio of current assets to current liabilities was approximately 1.75 to 1.0 on July 31, 2007 as compared to 1.23 to 1.0 on October 31, 2006. The increase in working capital dollars in the current period was primarily the result of an increase in the Company's accounts receivable and cash which was partially offset by an increase in accrued expenses and income tax payable. The Company operates in a seasonal industry whereby cash generated and received will be weighted more significantly towards the third and fourth quarters of the Company's fiscal year. The first and second quarters are typically the periods in which the Company extends its available working capital to fund customer project-related requirements.

        CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES.  During
        ----------------------------------------------------
the current period, the Company had cash provided by operating activities of $4,130,811, as compared to $403,284 used in operating activities in the prior period. The increase in cash provided by operating activities resulted primarily from net income of $2,032,003 in the current period.

        CASH FLOW USED IN INVESTING ACTIVITIES.  During the current
        --------------------------------------
period, the Company had net cash used in investing activities of $1,319,437 as compared to $15,572,845 in the prior period. The decrease in cash used in investing activities was primarily from the fact that in the prior period the Company invested $14,555,869 in the acquisition of QES in May 2006.

        CASH FLOW PROVIDED (USED IN) FINANCING ACTIVITIES.  The
        -------------------------------------------------
Company had net cash used in financing activities of $1,993,188 for the current period as compared to $16,577,757 provided by financing activities for the prior period. The net cash used in financing activities in the prior period resulted primarily from the financing obtained in connection with the QES acquisition in May 2006. The Company had no balance outstanding on its revolving credit facility on July 31, 2007. During the current period, options to purchase 238,770 shares of the Company's Common Stock were exercised resulting in proceeds totaling $222,690.

        The Company's current operating line of credit is due to expire in April 2008, if not renewed. The Company in August 2007 requested, and received, an increase in its operating line of credit. The line of credit will seasonally increase from $4 million to $6 million annually during the February through July period. This increase coincides with the Company's peak working capital demands as it pertains to custom project related expenses. The Company believes that the funds available under the current, and any future, operating line of credit agreement along with anticipated cash flows from operations will be sufficient to fund cash requirements for the foreseeable future.

        Future repayments of our contractual obligations as of July 31, 2007 are expected to be as follows:


                                                            Payments Due
                                                            ------------

                                                              13 - 36       37 - 60      More Than 60
                                                              -------       -------      ------------
Obligations                  Total          0 - 12 months      months        months         months
-----------                  -----          -------------      ------        ------         ------

Long-term debt
(excluding interest)      $12,825,062        $1,813,855      $3,914,509    $7,096,698           $--

Operating Leases            5,215,100         1,132,860       2,275,720     1,409,510       397,010

Other long-term
obligations(1)              2,709,233         2,188,983         520,250            --            --
                          -----------        ----------      ----------    ----------      --------

TOTAL OBLIGATIONS         $20,749,395        $5,135,698      $6,710,479    $8,506,208      $397,010
                          ===========        ==========      ==========    ==========      ========

(1) Relate to employment contracts in effect at the end of the current fiscal year. If an employment contract is terminated by the company without cause a portion of the long term obligation recorded above would be payable to the terminated employee.


ITEM 3. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) ) was carried out under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the Company's fiscal quarter ended July 31, 2007. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company is the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b)	Internal Control Over Financial Reporting

        An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended July 31, 2007, was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PRIOR YEAR RESTATEMENTS:
-----------------------

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

        In Note 1 of the accompanying unaudited condensed and consolidated financial statements for the period ended July 31, 2007, the Company has disclosed the financial effect of unused vacation for the nine-month period and quarter ended July 31, 2006. The previously issued consolidated statements of income and cash flow for the quarter ended July 31, 2006 have been restated to include the effect of unused employee vacation. As a result of this inclusion, income before income taxes for the nine-month period and quarter ended July 31, 2006 has decreased in the amount of $106,479 and $37,347, respectively. The income before income taxes for the nine-month period ended July 31, 2006 decreased from $228,099 to $121,620. The income before income taxes for the quarter ended July 31, 2006 decreased from $882,291 to $844,944.

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




                                                 July 31,          October 31,
                                                   2007               2006
                                                   ----               ----
                                                (Unaudited)

ASSETS
------

Current assets:
 Cash and cash equivalents                     $ 1,607,474         $ 789,288
 Restricted cash                                    45,596            20,307
 Accounts receivable, net of allowance
 for doubtful accounts of $33,000               10,176,384         8,611,587
 Inventories - net of reserve (Note 1)             348,864           545,362
 Prepaid expenses and other current assets         683,244           496,509
 Deferred income taxes                             414,776           364,031
                                               -----------        ----------

     Total current assets                       13,276,338        10,827,084


Property and equipment - net of
 accumulated depreciation of $1,922,000
 and $1,013,000, respectively                    3,761,398         3,734,227


Other assets:
 Test passage bank and test development,
  net of accumulated amortization of
  $4,722,000 and $4,509,000, respectively        2,523,230         2,335,670
 Non-compete agreements, net of
  accumulated amortization of $123,000
  and $44,000, respectively                        236,745           315,659
 Customer contracts, net of accumulated
  amortization of $2,261,000
  and $377,000, respectively                     2,238,695         4,122,678
 Goodwill                                       13,199,084        13,647,586
 Deferred income taxes                             941,372         1,325,379
 Other assets                                      293,963           349,832
                                               -----------       -----------

     Total assets                              $36,470,825       $36,658,115
                                               ===========       ===========











See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)







                                                 July 31,          October 31,
                                                   2007               2006
                                                   ----               ----
                                                (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Revolving credit agreement                    $        --        $1,774,819
 Current maturities of long-term debt            1,813,913         1,459,502
 Accounts payable                                1,952,324         2,794,301
 Income tax payable                              1,230,514           204,319
 Accrued expenses                                2,471,998         1,996,161
 Billings in excess of costs                            --           470,490
 Deferred gain on sale of building -
  current portion                                  125,438           125,438
                                               -----------        ----------

     Total current liabilities                   7,594,187         8,825,030


Long-term debt:
 Long-term debt, less current maturities        11,011,207        12,405,735
 Interest rate swap agreement                       41,772            77,155
 Deferred gain on sale of building, net
  of current portion                               616,739           710,817
                                               -----------        ----------

     Total liabilities                          19,263,905        22,018,737
                                               -----------        ----------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.0001 par value,
  5,000,000 shares authorized; 1,888,888
  shares issued and outstanding                        189               189
 Common stock, $.0001 par value,
  20,000,000 shares authorized;
  3,084,443 and 2,946,047 shares issued
  and outstanding, respectively                        308               295
 Additional paid-in capital                     15,604,562        15,069,034
 Retained earnings (deficit)                     1,601,861          (430,140)
                                               -----------       -----------

     Total stockholders' equity                 17,206,920        14,639,378
                                               -----------       -----------

Total liabilities and stockholders' equity     $36,470,825       $36,658,115
                                               ===========       ===========



See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                  Nine Months Ended    Nine Months Ended     Three Months Ended      Three Months Ended
                                  -----------------    -----------------     ------------------      ------------------
                                    July 31, 2007        July 31, 2006          July 31, 2007           July 31, 2006
                                    -------------        -------------          -------------          --------------
                                                      (Restated - Note 1)                           (Restated - Note 1)


Net revenue earned                  $38,873,491          $15,097,954            $13,082,315             $8,542,237

Cost of goods sold                   19,566,783            8,498,438              7,100,858              4,265,846
                                    -----------          -----------            -----------             ----------

Gross profit                         19,306,708            6,599,516              5,981,457              4,276,391
                                    -----------          -----------            -----------             ----------

Operating expenses:
 Selling                              1,864,138            1,408,849                666,641                515,897
 Depreciation and amortization        2,925,328              212,985                969,082                 92,270
 General and administrative          10,399,369            4,706,781              3,208,712              2,653,541
                                    -----------          -----------            -----------             ----------

Total operating expenses             15,188,835            6,328,615              4,844,435              3,261,708
                                    -----------          -----------            -----------             ----------

Income from operations                4,117,873              270,901              1,137,022              1,014,683

Other income (expense):
 Gain on sale of assets/leaseback
  of building                           126,715               94,079                 31,360                 31,359
 Interest income                         13,019                5,139                  9,385                    361
 Interest expense                      (754,421)            (248,499)              (238,611)              (201,459)
                                    -----------          -----------            -----------             ----------

Income before income taxes            3,503,186              121,620                939,156                844,944

Income tax provision                  1,471,183              112,868                322,592                383,860
                                    -----------          -----------            -----------             ----------

Net income                          $ 2,032,003          $     8,752            $   616,564             $  461,084
                                    ===========          ===========            ===========             ==========


See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)



                                  Nine Months Ended    Nine Months Ended     Three Months Ended      Three Months Ended
                                  -----------------    -----------------     ------------------      ------------------
                                    July 31, 2007        July 31, 2006          July 31, 2007           July 31, 2006
                                    -------------        -------------          -------------          --------------
                                                      (Restated - Note 1)                           (Restated - Note 1)


Weighted average number of
common and convertible
preferred shares
outstanding:
 Basic                               4,919,103            4,801,318              4,961,541               4,803,627
 Diluted                             5,268,223            5,007,338              5,310,662               5,009,645

Net income per common share:
 Basic                              $      .41           $      .00             $      .12              $      .10
 Diluted                            $      .39           $      .00             $      .12              $      .09



See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JULY 31, 2007 and 2006
                                   (Unaudited)


                                                             2007                 2006
                                                             ----                 ----
                                                                          (Restated - Note 1)

OPERATING ACTIVITIES
Net income                                              $  2,032,003          $   8,752
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
 Depreciation and amortization                             3,156,109            778,186
 Deferred income taxes                                       333,262           (103,474)
 Gain on sale of equipment                                   (32,637)                --
 Gain on sale/leaseback of building                          (94,078)           (94,079)
 Stock based compensation expense                            162,293            151,777
 Change in interest swap agreement
 liability                                                   (35,383)                --
Changes in operating assets and liabilities:
 Restricted cash                                             (25,289)           (23,436)
 Accounts receivable                                      (1,564,797)        (2,065,166)
 Inventories                                                 196,498              1,381
 Prepaid expenses and other current assets                  (186,735)          (113,619)
 Billings in excess of cost                                 (470,490)           (61,830)
 Accounts payable and accrued expenses                       660,055          1,118,224
                                                          ----------         ----------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            4,130,811           (403,284)
                                                          ----------         ----------

INVESTING ACTIVITIES
 Purchase of property and equipment                         (989,550)          (460,095)
 Test passage bank and test development                     (404,887)          (479,241)
 Cash and fees paid to acquire stock of QES                       --        (14,555,869)
 Proceeds from sale of equipment                              75,000                 --
 Other Assets                                                     --            (49,610)
 Software development costs                                       --            (28,030)
                                                          ----------         ----------

CASH USED IN INVESTING ACTIVITIES                         (1,319,437)       (15,572,845)
                                                          ----------         ----------


See notes to condensed consolidated financial statements.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                FOR THE NINE MONTHS ENDED JULY 31, 2007 and 2006
                                   (Unaudited)


                                                             2007                 2006
                                                             ----                 ----
                                                                          (Restated - Note 1)

FINANCING ACTIVITIES
 Principal payments on long-term debt                     (1,040,117)        (1,286,040)
 Proceeds from long-term debt                                     --          9,600,000
 Net borrowing (payments) on revolving
  credit agreement                                        (1,774,819)           925,000
 Costs associated with obtaining
  long-term debt                                                  --           (282,767)
 Proceeds from issuance of stock to
  acquire stock of QES                                            --          7,500,000
 Proceeds from the exercise of stock options                 222,690              4,700
 Cashless exercise of stock options                          150,556                 --
 Non-cash warrants issued                                         --            116,864
 Increase in tangible assets acquired from QES               448,502                 --
                                                          ----------         ----------

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                      (1,993,188)        16,577,757
                                                          ----------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    818,186            601,628

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                       789,288          1,289,630
                                                          ----------         ----------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                          $1,607,474        $ 1,891,258
                                                          ==========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:

 Interest                                                 $  866,029        $   135,854
                                                          ==========        ===========
 Income taxes                                             $  168,497        $   170,002
                                                          ==========        ===========










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

Questar Assessment, Inc. (the "Company") competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market. The Company competes in both the custom and proprietary product lines of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against specific standards established by each individual state. The Company has recognized this trend and has aligned its long term and short term strategic initiatives and resources to take advantage of these changes in the market. During the fiscal year ended October 31, 2006 ("Fiscal 2006"), the Company decided to minimize its efforts in growing its proprietary products, and to devote significant resources to expanding its custom testing products. The Company implemented this strategy by acquiring Questar Educational Systems, Inc. ("QES") in May 2006. QES provides test delivery, scoring, and score analysis capabilities for state testing programs.

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

The accompanying condensed unaudited consolidated financial information has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the nine-month period and fiscal quarter ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

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

Restatement
-----------

The unaudited consolidated financial statements included in this Report for the Company's nine-month and three-month periods ended
July 31, 2006 have been restated and replace the Company's previously issued unaudited condensed consolidated financial statements for such periods.

Subsequent to the issuance of the Company's audited consolidated financial statements in its Form 10-KSB for the fiscal year ended October 31, 2005 but before the conclusion of the fiscal year ended October 31, 2006, the Company concluded that it had previously omitted an accrued liability recognizing the effect of its employee's earned but unused vacation and that such omission was not consistent with U.S. generally accepted accounting principles. The Company concluded that it was necessary to restate such financial statements. The restatement did not affect previously reported revenues for the restated or future periods.

A summary of the significant effects of the restatement for the fiscal years ended is as follows:

                                                As Previously                  As Previously
                                                Reported        Restated       Reported        Restated
                                                2005            2005           2004            2004
                                                ----            ----           ----            ----
As of October 31,
-----------------

Accrued employee vacation                       $ 0            $259,866        $0              $189,141
Retained earnings                               850,625         694,705         375,661         262,176

For the fiscal year ended October 31,
-------------------------------------

Income before income taxes                      799,032         728,307       1,415,051       1,381,449
Income taxes                                    324,068         295,778         592,448         579,008
Income from continuing operations               474,964         432,529         822,603         802,441
Net Income                                      474,964         432,529         822,603         802,441
Net Income per common share
	Basic 					.17		.15		.31		.31
        Diluted                                 .16             .14             .29             .28



                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------


                                                As Previously                  As Previously
                                                Reported        Restated       Reported        Restated
                                                Nine Months     Nine Months    Three Months    Three Months
                                                -----------     -----------    ------------    ------------
For nine-month period & quarter
  ended July 31, 2006
-------------------------------

Accrued employee vacation                        $ 0             $366,345       $0              $366,345
Retained earnings                                925,109          705,302        925,109         705,302

Income before income taxes                       228,099          121,620        882,291         844,944
Income tax provision                             155,460          112,868        398,799         383,860
Net Income                                        72,639            8,752        483,492         461,084
Net income per common share
        Basic                                    .02             .00            .10             .10
        Diluted                                  .01             .00            .10             .09


Reclassifications:
------------------

Certain income statement amounts for the nine-month and three-month periods ended July 31, 2006 have been reclassified to be consistent with the classifications adopted for the nine-month and three-month periods ended July 31, 2007.

Revenue, Accounts Receivable and Allowance of Doubtful Accounts
---------------------------------------------------------------

The Company's revenues from the performance of assessment, consulting and psychometric services under long term contracts are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contracts during a reporting period contract and recognizes a proportionate amount of revenue for such period. As of July 31, 2007, the Company reported costs in excess of billings of $1,347,584, which are included in accounts receivable. As of October 31, 2006, the Company reported billings in excess of costs of $470,490.

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

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Accounts receivable consist of the following:


                                      July 31,            October 31,

                                        2007                 2006
                                        ----                 ----


Billed                               $8,828,800           $8,611,587
Unbilled (costs in
excess of billings)                   1,347,584                   --
                                    -----------           ----------

                                    $10,176,384           $8,611,587
                                    ===========           ==========

Inventories
-----------

Based on the nature of the Company's operations, inventories consist solely of finished goods. These are stated at the lower of cost (first in, first out method) or market. At July 31, 2007 and October 31, 2006, inventories are net of reserves of $141,000 and $161,000, respectively.

Other Intangible Assets
-----------------------

In accordance with SFAS 141, the Company has recognized separately from goodwill the acquisition-date fair values of certain identifiable finite life intangible assets acquired from QES on May 31, 2006. The following are the net book values as of July 31, 2007 and October 31, 2006 of the Company's intangible assets:

                                                                     Estimated
                                   July 31,         October 31,      Intangible
                                     2007              2006          Asset lives
                                     ----              ----          -----------

Non-compete agreements             $ 237,000         $316,000        41 months

Customer contracts                 2,239,000        4,123,000        1 - 4 years
                                  ----------       ----------

Total                             $2,476,000       $4,439,000
                                  ==========       ==========


A summary of the future amortization expense associated with the intangible assets acquired from QES is as follows:

             Fiscal          Non Compete        Customer
             Year            Covenants          Contracts          Total
             ------          -----------        ---------          -----

             2007            $ 26,000           $628,000           $654,000
             2008            $105,000           $855,000           $960,000
             2009            $106,000           $487,000           $592,000
             2010            $ -                $269,000           $269,000

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Goodwill
--------

Goodwill is not amortized but is subject to impairment tests at least annually. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company performed the annual test at October 31, 2006 and determined there to be no impairment of the goodwill. The net carrying value of goodwill at July 31, 2007 was $13,199,084 and at October 31, 2006 was $13,647,586. The net carrying value of goodwill was reduced by $448,502 as a result of a purchase price adjustment resulting from a refund of previously paid costs associated with a contract acquired from QES.


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

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Accrued Expenses
----------------

Accrued expenses consist of the following:


                                       July 31,           October 31,
                                         2007                2006
                                         ----                ----

Compensation                          $1,793,639          $1,080,174
Benefit Plans                            315,905             352,647
Interest                                  79,457             155,681
Other                                    282,997             407,659
                                      ----------          ----------

                                      $2,471,998          $1,996,161
                                      ==========          ==========


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

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------


The Company's results for the nine and three-month periods ended July 31, 2007 include stock option compensation expense totaling $162,293 and $54,776, respectively. The Company's results for the nine and three-month periods ended July 31, 2006 included stock option compensation totaling $151,777 and $65,192, respectively. The Company recognized related tax benefits associated with share-based compensation arrangements totaling approximately $67,000 and $22,000 during the nine and three-month periods ended July 31, 2007, respectively. The Company recognized related tax benefits associated with share-based compensation arrangements approximately $60,000 and $26,000 for the nine and three-month periods ended July 31, 2006, respectively.

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

The assumptions made in calculating the fair values of options are as follows:


                                   July 31, 2007         October 31, 2006
                                   -------------         ----------------

Expected term (in years)                10                       10
Expected volatility                    156%                     121%
Expected dividend yield                  0%                       0%
Risk-free interest rate              4.65-4.70%                4.23%

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

The Company granted options to purchase shares of its Stock during the nine months ended July 31, 2007 at a weighted average exercise price of $6.05 per share. The Company granted options to purchase shares of the Company's Common Stock during the nine months ended July 31, 2006 at a weighted average exercise price of $4.30 per share.

The following table represents stock options granted, exercised, and forfeited for all Common Stock option plans during the nine months ended July 31, 2007:


                                                Weighted        Weighted
                                                Average         Average
                                                Exercise        Remaining
                                Number of       Price per       Contractual
                                Shares          Share           Term                  Intrinsic Value
                                ------          -----           ----                  ---------------
Stock Options
Outstanding at
October 31, 2006		815,478		$2.94

Granted			 	45,500		$6.05

Forfeited			(9,375)		$1.72

Exercised                       (238,770)       $2.99                                  $758,159
                                ---------       -----                                  --------

Outstanding at
July 31, 2007                   612,833         $3.15           7 years                $1,534,520

Exercisable at
July 31, 2007                   465,667         $2.63           5 years, 5 months      $1,353,021


Cash received from the exercise of certain stock options during the nine months ended July 31, 2007 was $222,690. Certain options to purchase shares of the Company's common stock were exercised in a "Cashless" transaction resulting in $281,810 being considered as compensation expense during the nine months ended July 31, 2007.

As of July 31, 2007, there was $476,344 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 3 years.

Net income per common share
---------------------------

Basic income per common share is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding during the period, including potentially diluted shares such as options and warrants to purchase shares of common stock at various amounts per share.
The dilutive effect of the additional shares for the nine and three month periods ended July 31, 2007 was to increase weighted-average shares outstanding by 349,120. The dilutive effect of the additional shares for the nine and three-month periods ended July 31, 2006 was to increase weighted-average shares outstanding by 206,020.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------

Recently issued accounting pronouncements
-----------------------------------------

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109", which clarified the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements, only if the position is more likely than not to be sustained on audit, base don the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principal recorded as an adjustment to opening retained earnings. The Company is currently evaluation the impact of adopting FIN 48 on the consolidated financial statements.


NOTE 2 - ACQUISITION
--------------------


On May 31, 2006, the Company acquired all of the outstanding shares of Questar Educational Services ("QES"). Total consideration paid by the Company was $20,000,000 consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Preferred Stock of the Company valued at $1,000,000 and a $4,000,000 promissory note. The Company has also agreed to pay additional consideration in 2010 if Questar achieves certain revenue goals during the three fiscal years ending October 31, 2007, 2008 and 2009. The maximum contingent earn out payment is $12,500,000, of which up to $10,000,000 shall be paid half in cash and half in Series A-2 Preferred Stock and $2,500,000 shall be paid, if earned, at the election of the Company, in cash or additional shares of Series A-2 Preferred Stock, or any combination thereof, valued at fair market value at the time of issuance.

The Company financed the acquisition of QES through senior debt and a private equity investment. The Company entered into a loan agreement (the "Loan Agreement") with TD Banknorth, N.A. ("Banknorth"), pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000 (See Note 3) and a standby letter of credit in the original stated amount of $194,750 against availability under the Company's revolving line of credit. The Loan Agreement contains ongoing financial covenants which are measured on an annual basis beginning in Fiscal 2007. The term loan is interest-only for the first six months of the loan, and then is payable in fifty-four equal monthly installments of principal and interest on a five year amortization schedule. The Company has entered into an interest rate swap agreement with Banknorth pursuant to which Banknorth is paying the Company 250 basis points over the one month USD LIBOR BBA rate and the Company is paying Banknorth a fixed rate of 7.95% on a value of $9,600,000 declining concurrently with the term loan. The interest rate swap agreement expires after thirty months on December 1, 2008. The term loan balloons on May 30, 2011. Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and Questar. The revolving line of credit is available until April 30, 2008. Both the term loan and the revolving loan are secured by the assets of the Company and by the assets of QES. The proceeds from the loans were used to pay a portion of the purchase price for the shares of QES and closing costs for the transaction, and for working capital.

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 2 - ACQUISITION (continued)
--------------------

The Company also entered into a securities purchase agreement (the "Series A Convertible Preferred Stock Purchase Agreement") with Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. (collectively, the "Investors"), pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") (valued at $7,500,000, based on a price of $4.50 per share). The proceeds from the sale of stock were used to pay a portion of the purchase price for the shares of QES and closing costs for the transaction, with the balance being retained by the Company for working capital. Two members of the Company's Board of Directors, Donald W. Hughes and David
L. Warnock are also principals of each of the Investors. Management allocated the purchase price of QES to the assets acquired with the assistance of third party independent appraisals of all intangible assets and equipment acquired. The Company allocated $2,990,000 to equipment which is a step up of $1,400,000 from its pre-acquisition book value. The Company assigned a value of $360,000 to the non-compete covenant agreements that were signed by the selling shareholders of QES. The covenants will expire as of October 31, 2009. The Company is amortizing the value assigned to this intangible asset on a straight line basis over its expected life (41 months). Additionally, the Company has estimated that the customer contracts acquired from QES are valued at $4,500,000. This amount is being amortized on an accelerated basis in relation to annual value of discounted cash flow the Company expects to receive over the life of the contract. With the exception of the non-compete covenants and customer contracts there were no other identifiable intangible assets; therefore, the balance of the purchase price of $11,229,541 was allocated to goodwill. The amount of goodwill was reduced by $448,502 subsequent to the acquisition upon the realization of an additional tangible asset value.

The operations of QES have been included in the consolidated financial statements since the date of acquisition, May 31, 2006.

The Company has entered into employment agreements for an initial twenty-four month term with certain members of the management of Questar. Such employment agreements with the QES management team include non-competition covenants and proprietary rights agreements.

The following table summarizes the estimated fair value of the QES assets acquired and liabilities assumed at the date of acquisition:


Current assets - including cash of
($1,443,772)                                          $ 1,544,363
Accounts receivable                                     3,432,911
Property and equipment                                  2,989,530
Non compete covenants                                     359,500
Customer contracts                                      4,500,000
Goodwill                                               11,229,541
                                                      -----------
     Total assets acquired                             24,055,845
Current liabilities assumed                            (3,028,771)
                                                      -----------
Net assets acquired                                   $21,027,074
                                                      ===========

                            QUESTAR ASSESSMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 2 - ACQUISITION (continued)
--------------------

The following unaudited pro forma income statement data presents the consolidated results of operations of the Company for the nine months ended July 31, 2006, as if the acquisition of QES occurred at the beginning of that period presented:

                                   PRO FORMA

                               Nine Months Ended
                                 July 31, 2006
                                 -------------

Net revenue                        $36,500,000
Net income                          $2,400,000
Net income per common share             $.49



The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or the results which may occur in the future.


NOTE 3 - REVOLVING CREDIT AGREEMENTS
------------------------------------

In August 2007 the Company requested and received an increase in its revolving credit agreement. The revolving credit agreement will increase from $4 million to $6 million each year during the Company's seasonal peak period which occurs during the March through July timeframe. The revolving credit agreement matures on April 30, 2008, if not renewed. Advances are due on demand, are secured by substantially all assets of the Company and its subsidiaries, and are subject to a defined borrowing base that shall not exceed the sum of 80% of eligible accounts receivables and 50% of eligible inventory. Additionally, the Company has secured under the revolving credit agreement three separate 'Irrevocable Letters of Credit' totaling $2,631,810 that reduce the total line available to $1,368,190 during the period of August through February; and to $3,368,190 during the period of March through July. Interest on the advances is at 2.5% above LIBOR and is due monthly. Advances of $1,774,819 were outstanding at October 31, 2006. No advances were outstanding at July 31, 2007. The revolving credit agreement contains ongoing financial covenants which are measured on an annual basis beginning in October 2007.

                              SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      QUESTAR ASSESSMENT, INC.


September 14, 2007                    By:/s/ ANDREW L. SIMON
                                         -----------------------------
                                         Andrew L. Simon
                                         President and Chief Executive Officer




September 14, 2007                    By:/s/ JAMES J. WILLIAMS
                                         -----------------------------
                                         JAMES J. WILLIAMS
                                         Chief Financial Officer