Form 10KSB
period 2007-10-31
QUESTAR ASSESSMENT, INC.
filed 2008-01-28
CIK 726603

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB
(Mark One)
      [X]  Annual report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934
               For the fiscal year ended October 31, 2007
      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
      Commission file number     1-16689
                              --------------

                         QUESTAR ASSESSMENT, INC.
----------------------------------------------------------------------------
               (Name of Small Business issuer in Its charter)

           Delaware                                       13-2846796
---------------------------------                   ------------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)



4 Hardscrabble Heights, P.O. Box 382, Brewster, NY          10509
--------------------------------------------------  ------------------------
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

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes         No    X
                                                -------    ---------

     State issuer's revenues for its most recent fiscal year: $43,338,154 for the fiscal year ended October 31, 2007.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $9,460,431 as of January 25, 2008. The aggregate market value was based upon the closing price for the Common Stock, par value $.0001 per share, as quoted by the NASDAQ for such date.

  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes           	No
   ---------      ----------

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 25, 2008, 3,084,443 shares of Common Stock, par value $.0001 per share.

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
                          ----

     Transitional Small Business Disclosure Format (check one):
Yes               No     X
   -----------       ---------

                                 PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

          Questar Assessment, Inc. ("QAI"), formerly known as Touchstone Applied Science Associates, Inc., competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market.
The Company competes in both the custom and proprietary product lines of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against state-specific standards established by each individual state. The Company has recognized this trend and has aligned its long-term and short-term strategic initiatives and resources to take advantage of these changes in the market. During the fiscal year which ended
October 31, 2006 ("Fiscal 2006"), the Company decided to minimize its efforts in growing its proprietary products business, and to devote significant resources to expanding its custom testing services. The Company implemented this strategy by acquiring all the outstanding stock of Questar Educational Systems, Inc. ("QES") in May 2006. QES provides test delivery, scoring, and score analysis capabilities for state testing programs. This acquisition has allowed the Company to expand its service offerings in the large scale assessment industry.

          As a result of the QES acquisition, the change in the Company's strategic initiatives, and the industry shift from proprietary to custom work, the Company believes that the description of its revenues as either custom or proprietary no longer fully represents the Company's business. Consequently, the Company is combining categories in the reporting of its assessment revenues. In order to report clearly the growth of our business, we will be reporting revenues with QES and without QES since that acquisition has had a significant impact on the overall revenues of the Company during the current reporting period.

          Revenues were $43.3 million for the fiscal year ended October 31, 2007 ("Fiscal 2007") and $23.7 million for Fiscal 2006. Fiscal 2007 and Fiscal 2006 revenues without QES were $14.9 million and $13.8 million, respectively.

          QAI's corporate headquarters are located at 4 Hardscrabble Heights, P.O. Box 382, Brewster, New York 10509. The Company's telephone number is (845) 277-8100 and its facsimile number is
(845) 277-3548. The Company maintains a website at www.questarai.com. Information contained on the Company's website is not, and should not be deemed to be, incorporated into this Report. As used in this Report, the terms "Company" and "QAI" refer to Questar Assessment, Inc. and its subsidiaries, unless the context otherwise indicates.

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

SUMMARY OF RECENT ACQUISITIONS

          In May 2006 the Company acquired all of the outstanding shares of QES. QES provides test delivery, scoring and score analysis capabilities to state testing programs and also provides test material development. Total consideration paid by the Company was $20,000,000 consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Preferred Stock of the Company valued at $1,000,000, and a $4,000,000 promissory note. Goodwill totaling $11,229,541 was recorded as a result of the acquisition. The
Company also has valued and recorded $4,500,000 in intangible assets related to customer contracts acquired and $360,000 in non-competition covenants identified during the acquisition. The
Company has also agreed to pay additional consideration in Fiscal
2010 if QES achieves certain revenue goals during the three years ending October 31, 2007, 2008, and 2009. The maximum contingent earn-out payment is $12,500,000, of which up to $10,000,000 shall be paid, if earned, half in cash and half in Series A-2 Preferred
Stock and $2,500,000 shall be paid, if earned, at the election of the Company, in cash or additional shares of Series A-2 Preferred
Stock, or any combination thereof, valued at fair market value at the time of issuance.

          The Company financed the acquisition through senior debt and a private equity investment. The Company entered into a loan agreement, pursuant to which the Company borrowed a term loan in an aggregate principal amount of $9,600,000, obtained a revolving line of credit in the amount of $4,000,000, and had issued on its behalf a standby letter of credit in the original stated amount of $194,750 against availability under the revolving line of credit
(see "Management's Discussion and Analysis or Plan of Operation-Liquidity and Working Capital, Cash Flow used in Investing
Activities" and Note 5 to the financial statements included with this Report). Advances under the revolving line of credit are based on a borrowing base of eligible accounts receivable and eligible inventory of the Company and QES. The revolving line of credit is available until April 30, 2008, if not renewed. Both the term loan and the revolving loan are secured by the assets of the Company. The proceeds from the loans were used to pay a portion of the purchase price for the shares of QES and related closing costs for the transaction, and for working capital.

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

CHANGE OF CORPORATE NAME

          The Company formally changed its corporate name to Questar Assessment, Inc. from Touchstone Applied Science Associates, Inc., effective March 19, 2007. This action was approved on January 24, 2007 by our Board of Directors, and February 5, 2007 by the holders of a majority of our issued and outstanding voting securities who executed a written consent in lieu of a special meeting.

THE MARKET

          As previously stated in the Overview section, there has been a decided shift in the education market over the past decade from proprietary assessment products to custom tests developed to measure the results of individual state standards. The Company recognized this trend and has been using its assets to build and expand its custom third party testing services.

          There are two components to the education industry that the Company competes in: summative assessments which are part of the NCLB state programs and the formative assessment programs that are used in schools and tests for remediation purposes.

          The acquisition of QES along with the Company's existing ability to develop and deliver custom test materials enables the Company to take advantage of the NCLB-driven market trend. The Company, previous to the acquisition, did not have the internal resources to bid on the large state custom-work contracts. QES has the experience in both the development and management of large state-wide contracts that can deliver significant economic value. The QES business has grown because QES is able to provide scoring, scanning and reporting services to a state-wide student population level. Management anticipates that combining such capabilities with the Company's existing test development resources will create incremental value for the combined organization.

BUSINESS DEVELOPMENT & MARKETING

          The Company markets its assessment products and services as follows:

          * Bidding on large-scale contracts by responding to requests for proposal (RFP)

          * Utilizing its sales and senior executives to develop relationships and insights in the education market

          * Seeking partners by performing as either a prime contractor or subcontractor on certain proposals based on core capabilities

          * Producing catalogs and other direct mail materials to support proprietary sales

          * Attending and presenting at trade conventions and industry shows to meet current and prospective clients

COMPETITION

          Success in the educational industry is based on technological superiority, service, product support, the availability of patent protection, access to adequate capital, the ability to develop and market products and processes successfully, and the ability to obtain government approvals. Although there is intense competition in the industry and there are both domestic and foreign companies which may be deemed dominant competitors, the Company believes that the features of its products coupled with its ability to provide quality services will permit the Company to compete successfully in its designated marketplace.

          The Company is subject to competition from various sources. The Company's principal competition comes from both established for-profit and non-profit companies in the testing business and testing departments within certain states and school districts, all of which are considerably larger and have greater financial and human resources and marketing capabilities. Competition may also come from education publishers who include reading comprehension tests with their instructional materials, and companies that distribute reading motivation programs.

          Although there are a number of for-profit firms that develop, publish, market, and distribute educational tests, the market is dominated by: Pearson Educational Measurement, Iowa City, Iowa; Harcourt Assessment, Inc., San Antonio, Texas; CTB/McGraw-Hill,
Lake Forest, Illinois, and Monterey, California; and The Riverside Publishing Company, Chicago, Illinois. As large, well-established publishers of educational tests and related products and services, these firms are considered strong competitors of the Company.

          There are a number of for-profit and non-profit organizations that provide test design, production, and consulting services to states under contract. For example, Data Recognition Corporation
(DRC), Eagan, Minnesota, and Pearson Educational Measurement, Iowa City, Iowa; are among the for-profit firms that supply test development, printing, distribution, and scoring services to individual states under contract. Among the non-profit organizations, Measured Progress, Inc. (Dover, New Hampshire),
American College Testing Program (ACT), Iowa City, Iowa and
Educational Testing Services (ETS), Princeton, New Jersey have conducted such contract work for states and ETS is the current contractor for the National Assessment of Educational Progress. By enabling states to have tests developed and administered to their own specifications, these for-profit and non-profit organizations compete directly with the Company's assessment division. In terms of size alone, these firms have greater marketing capability and resources than does the Company.

          Furthermore, there are a number of non-profit organizations that develop, publish and distribute educational tests such as the aforementioned ACT and ETS. In addition, there are various organizations that sponsor educational tests even though they do not have the technical capability to produce tests. For example, The College Board, New York, New York, sponsors the SAT which is developed for The College Board by ETS. All of these non-profit organizations have, or harbor, the capability to develop, publish and distribute tests to schools. Currently, ACT, The College
Board, and ETS publish one or more educational tests for the school market.

EMPLOYEES

          As of October 31, 2007, the Company employed a total of 142 employees, of which 136 work on a full-time basis, and 6 work on a part-time basis. Of the 142 employees, 23 are engaged in research and/or test development, 98 are in operations, 11 are in executive capacities, and 10 are in sales and marketing.

GOVERNMENT REGULATION

          NCLB legislation works well for QAI. NCLB requires that that student success be measured against specific standards established by each individual state. This state specific customization of testing assessment ties directly into the Company's initiative to expand its resources and service offerings in this area. [NCLB is expected to provide annual funding for Fiscal 2007 of approximately $24.3 billion to this initiative. Approximately half of that amount is for Title I funding, which requires schools to use a portion of this funding to evaluate student progress in reading.
The assessment and evaluation testing services being sought after by states in the subject matter of reading as well as other curriculums benefit the Company by having a large opportunistic customer market to draw from.

          NCLB also provides over one billion dollars* for annual testing in reading and math; Title III allows for three-quarters of a billion dollars* for bilingual and immigrant education and almost one billion dollars* for early language literacy. QAI has developed a full range of products and services to meet the needs of this legislation. This includes test development for "mainstream" programs in K-12 levels as well as materials for English Language Learners (ELL) and children eligible for alternative assessment.

    * Source - BMO - Capital Markets Education and Training/September 2006

PATENTS, COPYRIGHTS, TRADEMARKS, TRADE SECRETS AND ROYALTIES

          The Company owns the copyrights in all of the proprietary assessments and instructional materials that it creates and asserts such rights as against third parties.

          The following are registered trademarks and/or service marks of the Company: TASA (for design and preparation of educational testing materials and test scores); TASA (with logo) (for design and preparation of educational testing materials and test scores); TASA (with logo) (for computer programs used in association with educational testing and instructional materials); Degrees of Reading Power; DRP; EZ Converter; TextSense; TASA Literacy;
Signposts; Signposts (with logo); The MAC II Test of English
Language Proficiency (with logo); DWM; Degrees of Word Meaning; Questar Educational Systems; Reading Power Essentials RPE The Right Measures for Reading Success (with logo); SSSMART Science Social Studies Mathematics Academic Reading Test Reading in the Content
Areas (with logo); Achievement Data and Up To The Test. QAI is the owner of the service mark "Questar Educational Systems" which is the only service mark registered with the United States Patent & Trademark Office utilizing "Questar" in Class 41, relating to educational testing and assessment services.

          Trade secrets are maintained by entering into license agreements, containing trade secret clauses, with third parties for their use of QAI software and certain proprietary data. In addition, all employees execute nondisclosure agreements as a condition of employment. The Company regularly asserts copyrights to all of its assessment and instructional materials.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company completed the sale/lease-back of its 30,000 square-foot headquarters building in Brewster, New York, in July 2003 when the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. For financial reporting purposes, the Company deferred the pre-tax gain on the sale totaling $1,254,383, net of closing costs totaling $162,136. The Company then signed a ten-year triple net lease for the building. The cost per square foot was $10.50 for the July 2003/June 2004 period and increases each year thereafter. The final year of the lease has a rental cost of $13.69 per square foot. As a result of the sale/leaseback, the deferred gain is being recognized over the ten-year term of the lease as other income.

          As part of the acquisition of QES, the Company entered in two separate lease agreements with the former shareholders of QES.
Through one lease agreement, the Company rents approximately 49,000 square feet of office space in Apple Valley, Minnesota. The initial term of this lease is for five years concluding on May 31, 2011 with the Company holding an option to renew for an additional five-year period. Pursuant to the second lease agreement, the Company uses 45,000 square feet of a distribution center also in Apple Valley, Minnesota. This lease also concludes on May 31, 2011 with the Company holding an option to renew for an additional five-year period. The Company also holds an option to lease an additional 11,000 square feet of distribution center space that is adjacent to the current distribution center. (See "Certain Relationships and Related Transactions".) Additionally, in January 2007, the Company entered into a short-term lease commitment
(February 2007 - July 2007) to occupy additional office space in Minnesota. The additional space was needed in order to enable the Company to complete certain customer project requirements during such period of time. The Company did not seek to renew this lease when it expired in July 2007.

          Beck Evaluation & Testing, Inc. ("BETA") rents a small office facility in Austin, Texas, which affords good proximity to the Texas Education Agency. The Company's current lease concludes in
November 2010.

          Achievement Data, Inc. ("ADI") rented approximately 4,400 square feet of office space in downtown Minneapolis, Minnesota. The Company's lease concluded in October 2007. The Company did not seek to renew this lease, and transferred the employees and Company assets to the Apple Valley, Minnesota location in October 2007.

          The Company expends resources for capital improvements of its facilities as necessary.

ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock, par value $.0001 per share (the "Common Stock"), is traded in the NASDAQ Electronic Bulletin Board under the symbol QAI.OB. The approximate high and low closing prices for each fiscal quarter in the two fiscal years ended
October 31, 2006 and October 31, 2007 were as follows:

                      Common Stock Prices
       --------------------------------------------

       Fiscal Quarter:       High ($)       Low ($)
       ---------------       --------       -------

         1st Qtr 06            4.20           3.01
         2nd Qtr 06            3.75           2.75
         3rd Qtr 06            4.00           2.21
         4th Qtr 06            6.85           3.70
         1st Qtr 07            7.50           6.00
         2nd Qtr 07            7.10           4.10
         3rd Qtr 07            7.20           4.30
         4th Qtr 07            6.50           4.50


          During the first quarter of Fiscal 2008, the Company's Common Stock had a high closing price of $5.50 and a low closing price of $3.50.

          The Company is authorized to issue 5,000,000 shares, par value $.0001 per share, of preferred stock. The stock may be issued by the Board of Directors of the Company in one or more series and with such preferences, conversion or other rights, voting powers and other provisions as may be fixed by the Board of Directors in the resolution authorizing its issuance without any further action of the stockholders. As of January 25, 2008, the Company had issued 1,666,667 shares of Series A-1 Preferred Stock and 222,222 shares of Series A-2 Preferred Stock. Each such share of Preferred Stock has one vote per share, voting together with the Common Stock as a single class. In addition, there are 1,111,111 shares of Series A-2 Preferred Stock which are held in escrow and are not entitled to vote until released from escrow. See "Acquisition of QES" below.

          The Company's Common Stock is traded on the NASDAQ Electronic Bulletin Board.

          As of January 25, 2008, there were 66 holders of record of the Company's Common Stock. This number of holders of record does not include beneficial owners of the Company's Common Stock, whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock which is held by others or in nominee names exceeds approximately 600 in number.

          The Company has not paid any cash dividends, and does not anticipate doing so in the immediate future as it intends to invest any earnings in the development of the Company's business.

          ACQUISITION OF QES.  The Company entered into a securities
          ------------------
purchase agreement (the "Series A Convertible Preferred Stock Purchase Agreement") with Camden Partners Strategic Fund III, L.P. and Camden Partners Strategic Fund III-A, L.P. (collectively, the "Investors" or the "Camden Entities"), pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Preferred Stock (valued at $7,500,000, based on a price of $4.50 per share). The proceeds from the sale of stock were used to pay a portion of the purchase price for the shares of QES and closing costs for the QES transaction, with the balance being retained by the Company for working capital. The transaction did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act.

          In the acquisition of QES, the Company (a) issued to the selling shareholders of QES, 222,222 shares of Series A-2 Preferred Stock (valued at $4.50 per share), as part payment of the purchase price at closing and (b) delivered to the escrow agent, 1,111,111 shares of the Series A-2 Preferred Stock (valued at $4.50 per share), which will be deemed earned by and will be released to the former shareholders of QES if revenue goals over the earn out period of the three fiscal years ending October 31, 2007, 2008 and 2009, are met. Such escrowed shares are not deemed to be outstanding (and therefore, are not eligible to vote) until the revenues goals are met and the shares are released from escrow.
The issuance and sale of the Series A-2 Preferred Stock did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act.

          There is no trading market for the Company's Series A-1 Preferred Stock or Series A-2 Preferred Stock, and the Company has no intention of applying to list shares of its Preferred Stock.
The Company has agreed to use its best efforts to file a registration statement under the Act with respect to the shares of Common Stock underlying the Series A-1 Preferred Stock, upon request of the Investors, at any time after one year following the issuance date of the Series A-1 Preferred Stock, in accordance with the Investor Rights Agreement. With respect to the 222,222 shares of Series A-2 Preferred Stock issued as part payment of the purchase price at closing, the Company has agreed to use its best efforts to include such shares of Common Stock underlying the Series A-2 Preferred Stock in a registration statement if, and when, filed by the Company, upon request of the Investors, at any time after one year following the issuance date of the Series A-1 Preferred Stock. With respect to the escrowed shares, the Company has agreed to use its best efforts to file a registration statement under the Act for the shares of Common Stock into which the Series A-2 Preferred Stock will be convertible, upon request of the former shareholders of QES following the release, if any, of the escrowed shares, or to include such shares of Common Stock in a registration statement if, and when, filed by the Company with respect to the shares of Common Stock beneficially owned by the Investors.

          Initially, the shares of Series A-1 Preferred Stock and the Series A-2 Preferred Sock are convertible into shares of Common
Stock on a one-for-one basis. The conversion rate is subject to anti-dilution adjustments set forth in the Certificate of Designations for the Series A Preferred Stock. For the first three years after the issuance, neither Series A-1 Preferred Stock nor Series A-2 Preferred Stock will accrue dividends. Thereafter, dividends will accrue at the rate of 8% per annum, payable in cash or additional shares of Series A Preferred Stock, at the election of the Company; provided, however, that no shares of Series A-2 Preferred Stock will accrue any dividends until, and after the time when, the Series A-2 Preferred Stock is released to the selling shareholders of QES in accordance with the Escrow Agreement.

          Each share of Series A-1 Preferred Stock is entitled to cast one vote per each share of Common Stock into which such share of Series A-1 Preferred Stock is convertible as of the record date for a stockholder vote. Each share of Series A-2 Preferred Stock that has been issued to the selling shareholders of QES on the closing date is entitled to cast one vote per each share of Common Stock into which such share of Series A-2 Preferred Stock is convertible as of the record date for a stockholder vote. The shares of Series A-2 Preferred Stock that are held in escrow, pending release if the earn out hurdles are satisfied, will not be entitled to vote so long as such shares remain in escrow. The shares of Series A-1 Preferred Stock and Series A-2 Preferred Stock which are entitled to vote shall vote together with the Common Stock as a single class.

          Upon closing of the acquisition of QES in 2006, the Company issued to Signal Hill Capital Group, LLC, a five-year warrant to purchase up to 50,000 shares of the Company's Common Stock, at an exercise price of $4.50 per share. The warrant was issued as part of the consideration paid to Signal Hill for its role as the Company's investment banker and financial advisor in the acquisition of QES and the financing thereof. Neither the warrant nor the underlying shares of Common Stock have been registered under the Act, in reliance upon the exemption from registration pursuant to Section 4(2) of the Act.

          In connection with the sale of shares of Series A-1 Preferred Stock to the Investors, the Company entered into a voting agreement (the "Voting Agreement") with the Investors pursuant to which the Company has agreed that so long as the Investors own at least 50% of the Series A-1 Convertible Preferred Stock or the equivalent number of shares of Common Stock of the Company if converted, the Investors shall have the right to nominate up to three members of the Board of Directors of the Company. As of the date of this Report, the Investors have nominated David L. Warnock, and Donald
W. Hughes as two of the members of the Board of Directors they are permitted to nominate. Messrs. Warnock and Hughes are incumbent directors on the Board. Pursuant to the Voting Agreement, certain executive officers who are stockholders of the Company have agreed that so long as the Investors own at least 833,333 shares of Series
A-1 Preferred Stock of the Company, or the equivalent shares of Common Stock of the Company, if converted, at each meeting of stockholders for the purpose of electing directors, they will cast their eligible votes in favor of the nominees of the Investors. In addition, at each meeting of stockholders for the purpose of electing directors, the Investors have agreed to cast all of their eligible votes in favor of the directors nominated by the Company.

          EQUITY COMPENSATION PLANS.   At October 31, 2007, the Company
          -------------------------
had four equity compensation plans, each of which has been approved by the stockholders of the Company: (1) the Amended and Restated
1991 Stock Incentive Plan (under which no further incentive awards may be made); (2) the 2000 Stock Incentive Plan, as amended; (3) the Amended and Restated Directors Stock Option Plan, as amended, and (4) the Consultants Stock Incentive Plan. Effective November
1, 2007, the Board of Directors approved its  2007 Stock Incentive
Plan which will be submitted to stockholders for approval at the Annual Meeting of Stockholders in 2008. For a description of each of the Company's equity compensation plans, please see "Executive Compensation, Stock Incentive Plans". The following table describes the equity securities of the Company issuable as of October 31, 2007 pursuant to the Company's equity compensation plans.



                       EQUITY COMPENSATION PLAN INFORMATION
                              AS OF OCTOBER 31, 2007
                     -----------------------------------------------------------------------------
                             Number of
                          securities to be                                 Number of securities
                            issued upon           Weighted-average       remaining available for
                            exercise of           exercise price of       future issuance under
                            outstanding              outstanding        equity compensation plans
                         options, warrants        options, warrants       (excluding securities
                             and rights              and rights           reflected in column (a))
                                 (a)                     (b)                       (c)
--------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders               621,583                 $3.16                     174,825
--------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                  --                     --                         --
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

COMPANY BACKGROUND

          For over thirty years, QAI has served the rapidly expanding education market. Approximately four years ago, the Company made the decision to focus its activities and efforts in the K-12 assessment arena. As a result, it marshaled its resources to build both its internal capacity as well as to make strategic acquisitions in order to round out its service offerings.

          In Fiscal 2005, the Company acquired Achievement Data Inc., which enabled the Company to provide on-line web based assessments at a state-wide level. It also acquired in Fiscal 2005 Assessment and Evaluation Concepts, Inc. which expanded the Company's capabilities into the third party program evaluation field. In
Fiscal 2006, the Company acquired Questar Educational Systems.
With that acquisition, QAI can both manage large-state assessment programs as well as provide performance scoring activities.

          As a consequence of these acquisitions QAI can now provide an end-to-end testing solution or a full range of assessment services to the education community.

RESULTS OF OPERATIONS

          Effective June 2006, QAI combined the previously separately reported revenue categories of custom and proprietary since such reporting distinction is no longer representative of the Company's business. Additionally, due to the inclusion of the QES revenues, QAI will be reporting Company revenues with QES and without QES.
QES revenues are included beginning June 2006. The following table sets forth the revenues in each of these categories and the annual percentage change for each of these categories for Fiscal 2007 and 2006:

       QAI Revenues Breakdown (in thousands of dollars) and
                     % of Year-To-Year Change


                                    Fiscal Year Ended October 31,
                                    -----------------------------

                                      2007                  2006
                                      ----                  ----
                                             %                    %
                                 $        Change        $      Change
                             ------------------------------------------

Revenues without QES         $14,944        8%      $13,778      18%
QES Revenues                  28,394       187%       9,908      n/a
                             -------                -------
Total Revenues               $43,338        83%     $23,686      103%


          The following are selected ratios as a percentage of total revenues based on the Company's financial statements:

                                        Fiscal Year Ended October 31,
                                        -----------------------------
                                            2007           2006
                                        -----------------------------
      Total Revenues                        100%           100%
        Gross profit margins                 49%            41%
      Operating expenses:
        Selling expenses                      6%             8%
        Depreciation and
        Amortization                         10%             4%
        General & administrative             29%            33%
                                            ---            ---
      Income (loss) from operations           4%           (4)%
      Other income (expense)                (2)%           (2)%
      Income (loss) before income taxes       2%           (6)%

      Income tax expense (benefit)            1%           (1)%
                                            ---            ---
      Net Income (loss) from operations       1%           (5)%


FISCAL 2007 AS COMPARED TO FISCAL 2006

          REVENUES.  The Company's revenues for Fiscal 2007 were
          --------
$43,338,154, representing an 83% increase, or $19,651,941 from $23,686,213 for Fiscal 2006. The overall increase was attributable to growth in the custom testing arena from both the acquisition of new customer contracts as well as increased revenue from existing customer contracts. Additionally, Fiscal 2007 included QES revenue for the entire twelve months but for only five months during Fiscal 2006. QAI revenue, exclusive of QES, grew 5% year over year from $13.8 million in Fiscal 2006 to $14.9 million in Fiscal 2007.

          COST OF GOODS SOLD.  Cost of goods sold increased by 58% or
          ------------------
$8,124,070 from $14,053,208 in Fiscal 2006 to $22,177,278 in Fiscal
2007. As a percentage of revenue, cost of goods represented 59% of revenues in Fiscal 2006 and 51% of revenues in Fiscal 2007. The dollar increase in Cost of Goods Sold is directly attributable to the acquisition of QES which was completed during the third quarter of Fiscal 2006. In addition to QES' effect on Cost of Goods Sold in Fiscal 2006, the Company incurred charges ($747,680) related to the write off of certain non-performing products. This write off had the effect of increasing Cost of Goods Sold in Fiscal 2006 by 3%.
The Company did not incur any write offs for non-performing products in Fiscal 2007.

          GROSS PROFIT.  The Company's gross profit for Fiscal 2007
          ------------
increased by $11,527,871, or 120%, from $9,633,005 in Fiscal 2006 to $21,160,876 in Fiscal 2007. The gross profit margin was 49% in Fiscal 2007 and 41% in Fiscal 2006. The Company determined in Fiscal 2006 that certain proprietary products were non-performing. Such products with a carrying value of $747,680 were written off in Fiscal 2006. This write off had a 3% negative effect on gross profit margins during Fiscal 2006. As the Company continues to bid and win larger custom assessment projects, the gross margin as a percentage of revenue may be less than the Company has historically realized, though the net gross profit amounts are likely to be larger. Gross margins from period to period may vary as project mix changes. The Company prepares detailed expense budgets by project; however, during the course of a project's life, work related scope changes may affect the overall total costs associated with such project.

          SELLING EXPENSES.  The Company's selling expenses increased by
          ----------------
$614,883, or 34%, from $1,801,973 in Fiscal 2006 to $2,416,856 in
Fiscal 2007. Selling expense was 6% of revenues in Fiscal 2007 versus 8% in Fiscal 2006. The net effect of the QES acquisition in the third quarter of Fiscal 2006, and thus the inclusion of the related revenues from QES, increased total dollars spent on selling expenses though it decreased selling expenses as a percentage of revenue. The QES revenues do not generate the same level of selling expenses as a percentage of revenues compared to the revenues without QES. Revenues without QES include sales of the Company's proprietary products which require selling expenses associated with distributing product catalogs and paying commissions to sales associates. In Fiscal 2007, the Company expanded its business development team to include additional proposal-writing and intelligence-gathering resources to support its strategic initiative to increase custom testing revenues.

          DEPRECIATION AND AMORTIZATION.  The Company's
          -----------------------------
depreciation and amortization expense increased by $3,244,035, or 331%, from $980,998 in Fiscal 2006 to $4,225,033 in Fiscal 2007.
The increase in depreciation and amortization primarily relates to two factors. First, in the third quarter of Fiscal 2006, the Company acquired all the tangible assets of QES; thus, included in the Company's Fiscal 2007 depreciation expense is a full year's value of expense associated with the QES assets compared to Fiscal 2006 with only five such months of expense. Additionally, the Company recognized and recorded the amortization associated with certain intangible assets acquired in the QES acquisition (see Note 2 of the accompanying Consolidated Financial Statements). The amortization expense associated with these intangible assets in Fiscal 2007 is $2,617,198 compared to $421,163 in Fiscal 2006. Included in the Fiscal 2007 amortization expense is $311,484 due to the impairment of two customer contracts acquired from QES. The impairment resulted from the non-renewal of the projects following the close of the current project year in June 2007. Below is a schedule detailing the future quarterly amortization expense associated with these intangible assets:

  Future Amortization Expense of QES Intangible Assets (through Fiscal 2009)


                          Non-Competition        Customer
                          ---------------        --------
                             Covenants           Contracts         Total
                             ---------           ---------         -----

Fiscal 2008      Q1          $26,305             $158,095        $184,400
                 Q2          $26,305             $158,905        $184,400
                 Q3          $26,305             $158,905        $184,400
                 Q4          $26,305             $158,095        $184,400
Fiscal 2009      Q1          $26,305             $100,700        $127,005
                 Q2          $26,305             $100,700        $127,005
                 Q3          $26,305             $100,700        $127,005
                 Q4          $26,305             $100,700        $127,005


          GENERAL AND ADMINISTRATIVE.  The Company's general and
          --------------------------
administrative ("G&A") expenses for Fiscal 2007 increased $5,015,903, or 65%, from $7,738,499 in Fiscal 2006 to $12,754,402 in Fiscal 2007. G&A expense was 29% of revenues in Fiscal 2007 versus 33% in Fiscal 2006. The infrastructure component of G&A costs increased significantly as a result of the acquisition of QES completed in the third quarter Fiscal 2006. Much of the overall year-over-year dollar increase in G&A is the result of recording a full twelve months of QES G&A activity as compared to Fiscal 2006 which recorded only five months. The Company expects in the near term total dollars expended on G&A to remain relatively flat when compared to Fiscal 2007.

          OTHER INCOME (EXPENSE).  Net other income (expense) increased
          ----------------------
from $(485,172) in Fiscal 2006 to ($839,899) in Fiscal 2007.
Interest expense increased $411,909 in Fiscal 2007 compared with Fiscal 2006. As a the result of the acquisition of QES in Fiscal
2006, the Company incurred interest expense of $427,136 and $961,196 in Fiscal 2006 and 2007, respectively.

          NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE.  The Company
          ---------------------------------------------
had a net loss of $(1,124,845) in Fiscal 2006 versus a net income of $304,071 in Fiscal 2007. The net income (loss) change of $1,428,916 from Fiscal 2006 compared to Fiscal 2007 is primarily the result of Fiscal 2007 including a full year of QES activity as well as Fiscal 2006 including a $747,680 charge to Cost of Goods
Sold for non-performing products. The Company had basic and diluted loss per share of $(0.23) in Fiscal 2006 versus basic and diluted income per share of $.06 in Fiscal 2007. The basic and diluted weighted average shares outstanding were 4,802,835 in Fiscal 2006 versus 4,932,772 basic and 5,193,630 diluted weighted average shares outstanding in Fiscal 2007.

          EBITDA.  EBITDA is defined as earnings before interest
          ------
expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the U.S., or GAAP, and should not be considered an alternative to net income, or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. EBITDA has its limitations as an analytical tool, and you should not consider in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBITDA are:

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

          Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to service our debt or to invest in the growth of our business. We compensate for these limitations by relying on our GAAP results as well as on our EBITDA. Our management believes that EBITDA is useful in evaluating our operating performance in relation to other companies in our industry because the calculation of EBITDA generally eliminates the effects of financings and income tax items that vary for different companies for reasons unrelated to overall operating performance.

          In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported income from operations to EBITDA from operations.

                                  EBITDA

                                      Fiscal 2007           Fiscal 2006

  Income (loss) from Operations        $1,764,585            $ (888,465)
  Depreciation & Amortization*          4,526,899             2,189,990
                                       ----------            ----------
  EBITDA from Operations               $6,291,484            $1,301,525

  * Included in Depreciation and Amortization above is amortization recorded in Cost of Goods Sold in the accompanying financial statements. These amounts were $301,866 and $1,208,992 in Fiscal 2007 and 2006, respectively.

          EBITDA was $6,291,484 for Fiscal 2007 versus $1,301,525 for Fiscal 2006. The increase in EBITDA is a direct result of the increase in income from operations. As described above, Fiscal 2007 EBITDA included an entire year of activity for QES compared to only five months in Fiscal 2006.

LIQUIDITY AND WORKING CAPITAL

          WORKING CAPITAL.  Working capital increased by $2,542,612
          ---------------
during Fiscal 2007 from $2,002,054 at October 31, 2006 to $4,544,666 at October 31, 2007. The ratio of current assets to current liabilities was approximately 1.23 to 1.0 at the end of the Fiscal 2006 versus 1.84 to 1.0 at the end of Fiscal 2007. The increase in working capital dollars as well as the increase in the ratio is the result of including an entire year of QES activity in Fiscal 2007 compared with only five months in Fiscal 2006.

          CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES.  During
          ----------------------------------------------------
Fiscal 2007, the Company had net cash provided in operating activities of $5,607,742, as compared to $(209,129) used by operating activities in Fiscal 2006. The increase in cash from operating activities resulted primarily from an increase in net income and a decrease in accounts receivable which was partially offset by a decrease in accounts payable and accrued expenses.

          CASH FLOW USED IN INVESTING ACTIVITIES.  During Fiscal 2007,
          --------------------------------------
the Company had net cash used in investing activities of ($972,355) as compared to ($15,820,391) for Fiscal 2006. The cash used in investing activities during Fiscal 2007 was primarily the result of purchases of equipment which the Company utilizes in operations. The net cash used in investing activities in Fiscal 2006 was primarily because the Company made a strategic investment in QES which was financed through senior debt and a private equity investment.

          CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES.  The
          ----------------------------------------------------
Company had net cash used in financing activities of ($3,011,554) for Fiscal 2007 as compared to net cash provided by financing activities of $15,529,178 for Fiscal 2006. The net cash used in financing activities in Fiscal 2007 resulted primarily from the payment of current principal due on long term debt associated with the acquisition of QES in Fiscal 2006. Additionally, in Fiscal 2007 the Company repaid the balance outstanding on the revolving credit agreement in the amount of $1,774,819. In Fiscal 2006 the Company financed a portion of the purchase price for QES from the issuance of shares of its Preferred Stock. As part of the acquisition of QES, the Company issued and sold to investors 1,666,667 shares of its Series A-1 Convertible Preferred Stock (valued at $7,500,000, based on a price of $4.50 per share), and issued to the former shareholders of QES 222,222 shares of Series A-2 Preferred Stock of the Company (valued at $1,000,000, based on a price of $4.50 per share). (See discussion under "Item 5-Market for Common Equity and Related Stockholders Matters.")

Long-term debt, operating leases and other long-term obligations as of October 31, 2007 mature as follows:



                                               Payments Due
                                               ------------
                                                                                 More Than
                                     0 - 12        13 - 36         37 - 60       ---------
Obligations             Total        months        months          months        60 months
-----------             -----        ------        -------         -------       ---------

Long-term debt      $12,405,812    $1,848,187     $3,977,305      $6,580,320     $       --
Operating Leases      4,967,565     1,138,540      2,309,806       1,221,462        297,757
Interest
 payments (1)         2,299,663       839,758      1,265,131         234,774             --
Other long-term
obligations(2)        1,820,615     1,555,615        265,000              --             --
                    -----------    ----------     ----------      ----------     ----------
TOTAL
OBLIGATIONS         $21,493,655    $5,382,100     $7,817,242      $8,036,556     $  297,757
                    ===========    ==========     ==========      ==========     ==========

(1)  Relates to future interest payments due on long-term debt

(2) Relate to employment contracts in effect at the end of the current fiscal year.

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

          The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the audited
Consolidated Financial Statements:

          * Revenues from the Company's sale of its proprietary tests, including sales of the related ancillary materials, are recognized when the Company ships the physical product from its warehouse. Revenues from performance of assessment consulting and psychometric services under long-term contracts are recognized on the percentage-of-completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a fiscal period to the total estimated costs of full performance of the contract, and recognizes a proportionate amount of revenue for such period. The Company prepares detailed expense budgets by project, however during the course of a project's life, work related scope changes may affect the overall total costs associated with such project. If at any time during the course of a specific contract the estimated costs to complete a project increases, the result will be a reduction in gross profit and net income.

          * Deferred tax assets are recorded based on the Company's projected future taxable income and the resulting utilization of the deferred tax assets. To the extent that the Company would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance against the deferred tax assets would be necessary with a charge to income. A significant component of the Company's deferred tax assets is comprised of the future tax benefit to be realized by the deduction of intangible amortization against future taxable income. If in future periods, the ability of this amortization to serve as a tax asset becomes impaired, the corresponding result would be a reduction of the net deferred tax asset and an increase income tax expense.

          * We test goodwill and other identifiable intangible assets for impairment either annually, as required for goodwill, or when changes in circumstances or an occurrence of events suggests impairment may have occurred. The test for goodwill impairment requires us to make several estimates about fair value, most of which are based on total market capitalization as compared to the carrying value of our net assets. If our total market capitalization is at or below the carrying value of our net assets, it may prompt us to engage a third-party valuation firm to perform a valuation of us or the questioned assets to assess whether our goodwill or other identifiable intangibles are impaired pursuant to SFAS 142.
    We consider our goodwill and other identifiable intangible asset impairment test estimates critical due to the amount of goodwill and other identifiable intangible assets recorded on our balance sheet and the judgment required in determining fair value amounts. The current value of goodwill and other identifiable intangible assets is a significant component of our total Company assets, and thus, any unexpected potential impairment(s) may have a material impact on net income.

          * The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the process are capitalized during this period. The test passage bank is principally comprised of payroll and payroll-related costs as well as freelance consulting costs expended in the development of test passages to be used in the Company's tests. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's DRP Test have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Such amortization costs are included in the cost of goods sold in that period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period. The Company believes that the eleven and seven year estimates represent a fair estimate of the future economic benefit period to be realized for these costs however, if these estimates of the useful lives of test passages prove to be shorter periods, the Company would be required to accelerate the amortization of these passages, resulting in a reduction in income.

          * The Company's stock based compensation plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS No. 123R"), which replaced FAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion (""APB") No. 25; Accounting for Stock Issued to Employees; and related interpretations. FAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission" ("SEC") Staff Accounting Bulletin" ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

          Stock option compensation expense in 2007 is the estimated fair value of options granted during Fiscal 2007 and the remaining portion of any unvested and outstanding options granted prior to Fiscal 2007, amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by the amount the estimated fair value of options forfeited as indicated in FAS No. 123(R) since the forfeiture rate based upon historical data was determined to be immaterial.

SELECTED FINANCIAL DATA

          The following tables summarize certain financial data for the operations of the Company for Fiscal 2007 and 2006, respectively.
See "Financial Statements" in Item 7 below.

                                          Fiscal Year Ended October 31,
                                              2007             2006
                                              ----             ----
Income Statement Data:
Operating revenues                        $43,338,154      $23,686,213
Gross profit                               21,160,876        9,633,005
Income (loss) from operations               1,764,585         (888,465)
Income (loss) before income taxes             924,686       (1,373,637)
Net income (loss)                             304,071       (1,124,845)
Diluted income (loss) per share                  $.06           $(0.23)

Balance Sheets:
Current assets                             $9,931,691      $10,827,084
Total assets                               31,979,968       36,658,115
Current liabilities                         5,387,025        8,825,030
Long-term liabilities                      11,216,386       13,193,707
Total liabilities                          16,603,411       22,018,737
Working capital                             4,544,666        2,002,054
Stockholders' equity                       15,376,557       14,639,378

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Certain statements contained in this Report contain "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. These are statements that do not relate strictly to historical or current facts. Such forward-looking statements involve known and unknown risks and uncertainties. The Company's actual actions or results may differ materially from those discussed in the forward-looking statements. These risk factors may include, but are not limited to:

          * Rapid changes in (i) the technology used to administer standardized tests generally or market educational materials or (ii) the policy considerations that determine which test will be administered;

          * Non-renewal of any of the Company's material state contracts;

          *  Deficits in state and school budgets;

          *  The loss of any significant customer;

          * The ability of the Company to compete successfully with other providers of standardized tests (see "Description of Business--Competition", above);

          * The ability of the Company to accommodate any changes in government regulation which may impact the marketability of its tests (see "Description of Business--Government Regulation" above);

          * The ability of the Company to secure additional financing as, and when, necessary;

          * The ability of the Company to retain the services of its key management and to attract new members of the management team;

          * The ability of the Company to effect and retain appropriate patent, copyright, and trademark protection of its products; and

          * Any decrease in the market for educational consulting services.

          The Company undertakes no obligation to release publicly any revisions to its forward-looking statements or to reflect on events or circumstances after the date of this Report.


ITEM 7.   FINANCIAL STATEMENTS

EXPLANATORY NOTE
----------------

          Financial information required by this item appears in the pages marked F-1 through F-32 at the end of this Report and are incorporated herein by reference as if fully set forth herein.


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page


  Report of Independent Registered Public Accounting Firm         F-2


  Consolidated Balance Sheets                                     F-3


  Consolidated Statements of Income                               F-5


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

          (a) Evaluation of disclosure controls and procedures. As of the end of the most recent fiscal year covered by this Annual
Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Evaluation") was done under the supervision and with the participation of the Company's management, including
Andrew Simon, the Company's Chief Executive Officer ("CEO") and
James Williams, the Company's Chief Financial Officer ("CFO").
Rules adopted by the SEC require that in each periodic report filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company presents a conclusion about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Evaluation.

          Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual
Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is collected and communicated to the Company's management, including the CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

          The Company's management does not expect that the Company's Disclosure Controls or Internal Controls will prevent all errors and all fraud. Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate due to changes in conditions or the degree of compliance with policies or because of procedure deterioration. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          The Evaluation included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Evaluation, we sought to identify data errors, control system problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will continue to be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in each quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB. The Company's Internal Controls are also evaluated on an ongoing basis by the Company's finance personnel and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and Internal Controls and to make modifications as necessary; it is the Company's intent in this regard that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems change (including improvements and corrections) as conditions warrant.

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

          An evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-
15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that Evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the end of the period covered by this Annual Report and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

          (b) Changes in Internal Controls. There were no changes in the Company's Internal Controls in the Company's fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's Internal Controls.

ITEM 8B.  OTHER INFORMATION

          None.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT

          As of January 25, 2008, the directors and executive officers of the Company were as follows:

         Name                Age                    Position
         ----                ---                    --------
Michael D. Beck              61      Director; Sr. Vice President, QAI;
                                     President, Chief Executive Officer, BETA
Steven R. Berger (1)(2)      52      Director
Donald W. Hughes(1)          57      Director
Roy Lipner (beginning
11/1/2007)                   52      President and Chief Operating Officer, QAI
Martin Maleska(1)            63      Director
Theodore Naegeli             56      Director
Chris L. Nguyen(1)(2)        46      Director
Andrew L. Simon              65      Chairman of the Board of Directors, Chief
                                     Executive Officer, QAI
Linda G. Straley             51      Sr. Vice President and Secretary, QAI
Thomas G. Struzzieri(1)(2)   49      Director
David L. Warnock(2)          50      Director
James J. Williams            40      Chief Financial Officer, QAI

(1)   Member of the Audit Committee

(2)   Member of the Compensation Committee

          Each director shall hold office until the next annual meeting of the Company's stockholders or his or her resignation and until a successor is selected and qualified.

          MICHAEL D. BECK was elected as a Director of the Company in March 1997 and has been Sr. Vice President of the Company since January 1997. Mr. Beck is also a Director and President and Chief Executive Officer of BETA. Since 1983, Mr. Beck has been President of BETA, which provides consulting and contractual services to school districts, state education departments, and test and textbook publishers. As of January 2, 1997, BETA became a wholly-owned subsidiary of the Company, and Mr. Beck continues to serve as the President of BETA. Mr. Beck has also provided consulting services on matters of educational research and assessment for various military, governmental, and commercial organizations. Mr. Beck received an A.B. from John Carroll University and an M.A. from Fordham University.

          STEVEN R. BERGER was elected as a Director of the Company in March 1996, and he also serves on each of the Company's
Compensation and Audit Committees. Mr. Berger is currently a shareholder in the law firm of Vedder Price P.C. in New York City.
The Company has retained Vedder Price P.C. since October 2002 as its special securities counsel. Previously, Mr. Berger was a partner in the law firm of Salans from January 1989 through September 2002. Salans acted as special securities counsel to the Company from January 1995 through September 2002. Mr. Berger received an A.B. from Harvard University and a J.D. from Harvard
Law School.

          DONALD W. HUGHES was elected as Director in June 2001. Since July 2001, Mr. Hughes has served on, and is Chairman of, the Company's Audit Committee. Since 1999, Mr. Hughes has served as Executive Vice President and Chief Financial Officer of Camden Partners, Inc. and is a member and, the Chief Financial Officer of Camden Partners Holdings, LLC, each of which is an affiliate of Cahill Warnock. Mr. Hughes has served as an officer of Cahill
Warnock since February 1997, and is a General Partner and Chief Financial Officer of Cahill Warnock. Prior to joining Cahill
Warnock in February 1997, Mr. Hughes had served as Vice President, Chief Financial Officer, and Secretary of Capstone Pharmacy
Services, Inc. from December 1995, and as Executive Vice President and Chief Financial Officer of Broventure Company, Inc., a closely-held investment management company, from July 1984 to November
1995. Mr. Hughes also serves on the board of New Horizons International, Inc. Mr. Hughes received a B.A. from Lycoming
College and an M.S.F. from Loyola College in Maryland, and is a Certified Public Accountant.

          ROY LIPNER was appointed President and Chief Operating Officer effective November 1, 2007. He spent seven years at Kaplan
Professional Publishing & Education, most recently as President and Chief Executive Officer. Kaplan provides testing, test preparation, and a variety of adult continuing education products, professional certification and pre-licensing services. Mr. Lipner also served as Chief Operating Officer for the Kaplan Financial business unit. Before joining Kaplan, Lipner was vice president and general manager of National Computer Systems' workforce development group, which created, introduced and implemented interactive testing and employee recruiting using web-based technology. He has also held senior international management positions overseeing technology systems at Canon, Inc. and Bell & Howell. Lipner received his MBA from Nova Southeastern University and his B.A. in International Relations from Florida International University.

          MARTIN MALESKA was elected as Director in March 2007. Mr. Maleska has been in the publishing industry since 1980. In 2005, he organized Riverstone Partners as a consulting firm. Previously, Mr. Maleska served as the Senior Vice President for Acquisitions at Maxwell/Macmillan, President of the International and Professional Groups at Simon & Schuster, a managing director and principal at Veronis Suhler Stevenson, and the CEO of the business to business Magazine and Training Divisions of Primedia. Mr. Maleska currently serves on the Boards of Directors of CCC Information Services, Source Media Inc., Network Communications Inc., Executive Development Associates and RFID Journal. He also is a member of the board of Advisors of the NYU Publishing Program.

          THEODORE NAEGELI was elected as a Director in September 2006. Mr. Naegeli is one of the founders of Questar Educational Systems, Inc. and served as its CEO from its inception until its sale to QAI in May 2006. In addition to those duties, he has served as President of Questar Data Systems, Inc. since 1991. In addition,
Mr. Naegeli also served as President of National Business Systems,
Inc. (NBS) from 1994 to 2001. He was CFO of NBS prior to taking over the presidency. Mr. Naegeli worked as a CPA in public accounting prior to joining NBS. He holds a B.S. in Accounting from the University of Minnesota.

          CHRIS L. NGUYEN was elected as a Director at the Annual Stockholders Meeting of the Company in April 2004. Mr. Nguyen was a senior executive with Sylvan Learning Systems from 1989 to 1996. During his tenure at Sylvan, Mr. Nguyen was COO of Sylvan's computer-based testing division, Sylvan Prometric. From 1996 through 2001, Mr. Nguyen was President and CEO of Caliber Learning Network, a publicly-traded company specializing in distance learning services for adults. Currently, Mr. Nguyen is the principal and owner of Dynanet Consulting Services, LLC. Dynanet provides management consulting and technology development services to companies within the education and testing markets. Mr. Nguyen received a B.A. from Johns Hopkins University.

          ANDREW L. SIMON was elected as Director and as President in March 1995. Mr. Simon serves as Chairman of the Board of
Directors. Mr. Simon is also a Director and Secretary of BETA. He served as Interim President of QAI from June 1994 through March
1995. He was a founder of the Company and previously served as a Director from 1976 to 1991 and has acted as a financial consultant to the Company since its inception in 1976. From 1983 to 1986, he was a Vice President/Marketing Division Head in the Private Clients Group at Bankers Trust Company. He also served as Vice President at Citibank, NA, where he held a number of senior marketing and sales positions, from 1980 to 1983. Prior to 1980, Mr. Simon served as Marketing Director for several consumer package goods companies including Norcliff-Thayer and Lederle Laboratories. He holds an M.B.A. from Columbia University and a B.A. from Washington University. Mr. Simon is a director of The Hudson Valley Trust.

          LINDA G. STRALEY was elected as a Director of the Company and has been Sr. Vice President since June 1994. From June 1994 through March 1995, she was Chairman of the Board of Directors.
She has been Secretary since August 1992 and, from 1984 to 1994, she served as director of DRP Services for the Company. Ms.
Straley received a B.A. in Education from Bethany College and an M.S. in Educational Psychology and Statistics from the State
University of New York. Ms. Straley elected not to stand for re-election as a director in 2007; however, she continues to serve as Sr. Vice President of QAI.

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

          DAVID L. WARNOCK was elected as a Director of the Company in October 1998 and, since that time, he has also served on the Company's Compensation Committee. Since 1999, Mr. Warnock has been President and Chief Executive Officer of each of Camden Partners,
Inc. and Camden Partners Holdings, LLC, each of which is an affiliate of Cahill Warnock. Mr. Warnock is a founding partner of Cahill, Warnock & Company, LLC, an asset management firm established in 1995 to invest in small public companies. From 1983 to 1995, Mr. Warnock was with T. Rowe Price Associates in senior management positions, including President of the corporate general partner of T. Rowe Price Strategic Partners and T. Rowe Price Strategic Partners II, and as the Executive Vice President of T.
Rowe Price New Horizons fund.  Mr. Warnock also serves on the
Boards of Directors of Bridges Learning Systems, The National
Alliance to End Homelessness, the Center for Fathers, Families and Workforce Development, Nobel Learning Communities, Inc., Horizons International, Inc., Camden Learning Corporation and American
Public Education, Inc. Mr. Warnock received a B.A. in History from the University of Delaware and a Masters in Finance from the University of Wisconsin.

          JAMES J. WILLIAMS was appointed Chief Financial Officer of QAI in June 2006. Prior to his employment at QAI, Mr. Williams held senior financial and operational roles for Tech Depot, one of the major subsidiaries of Office Depot, an industry leader in the distribution and sale of office supply products. Prior to his position at Office Depot, Mr. Williams was the Chief Financial
Officer for 4SURE.com, a privately held organization specializing in the sale of technology products to businesses and public institutions. From 1993 through 1999, Mr. Williams held senior financial positions within Daymon Associates, Inc. and Louis
Vuitton Moet Hennessey (LVMH).  Mr. Williams holds a degree in
Accounting from Pace University. He is a certified public accountant (CPA) with memberships in the New York State Society
Certified Public Accountants (NYSSCPA) and the American Institute of Certified Public Accountants (AICPA).

ITEM 10.  EXECUTIVE COMPENSATION

          The following table shows compensation for services rendered to the Company during Fiscal 2007 by the Chief Executive Officer of the Company, the Senior Vice President of QAI, and the Chief
Financial Officer of the Company. Each executive officer serves under the authority of the Board of Directors.


                               SUMMARY COMPENSATION TABLE

                                                                                     Nonqualified   All Other
Name and                                      Stock       Option      Non-Equity       Deferred      Compen-
Principal                        Bonus ($)  Awards ($)  Awards ($)  Incentive Plan   Compensation    sation     Total
Position      Year   Salary ($)     (5)        (5)         (4)       Compensation    Earnings ($)      ($)       ($)
----------------------------------------------------------------------------------------------------------------------
Andrew L.     2007    350,000     24,500      45,500      13,673          --              --        19,500(1)  453,173
Simon,
President
and Chief
Executive
Officer
----------------------------------------------------------------------------------------------------------------------
Michael D.    2007    200,000     14,000      26,000       5,469          --             2,368      20,156(2)  267,993
Beck,
Sr. Vice
President,
QAI;
President
and Chief
Executive
Officer,
BETA
----------------------------------------------------------------------------------------------------------------------
James J.     2007     250,000     17,500      32,500      19,689          --              --         7,800(3)  327,489
Williams,
Chief
Financial
Officer. QAI

------------
(1)	Includes: contributions to the Company's 401(k) and Pension Plan of $11,250, and $8,250 for a company car.
(2)     Includes: contributions to the Company's 401(k) and Pension Plan of $11,250 and $8,906 for a company car.
(3)	Includes: $7,800 for a company car.
(4)	Represents the dollar amount of expense recognized for financial statement reporting purposes with respect to 2007 attributable to stock options in accordance with SFAS 123(R) but with no discount for estimated forfeitures.
(5)     Bonuses with respect to Fiscal 2007 were awarded 65% in restricted stock (based on a closing price of
        $5.00 per share	at October 31, 2007) and 35% in cash award.

          There were no grants of any options or other stock awards in Fiscal 2007 to any of the executive officers named in the Summary
Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

          The following table summarizes for each Named Executive
Officer the number of shares of common stock subject to outstanding equity awards as well as the value of such awards that were unexercised or that have not vested at October 31, 2007.


                          Option Awards                                Stock Awards
---------------------------------------------------------   -------------------------------

            Number of      Number of                                               Market
           Securities     Securities                                              Value of
           Underlying     Underlying                                             Shares or
           Unexercised    Unexercised                         Number of Shares    Units of
             Options        Options      Option              or Units of Stock   Stock that
               (#)            (#)       Exercise    Option     that have not      have not
           Exercisable   Unexercisable   Price    Expiration       Vested          Vested
Name           (1))          (1))         ($)        Date           (#)              ($)
-------------------------------------------------------------------------------------------
Andrew L.
Simon         19,625          0          $4.25    3/27/2008          0                0
              21,875          0          $2.88    11/3/2008
              20,000          0          $1.67     2/7/2010
              20,000          0          $0.46    1/10/2012
              10,000          0          $0.65    1/24/2013
              20,000          0          $2.10    1/22/2014
              20,000          0          $3.15    1/21/2015
              16,667(2)     33,333       $4.50    6/1/2016

Michael D.
Beck          13,750          0          $4.25    3/27/2008          0                0
              13,750          0          $2.88    11/3/2008
              12,000          0          $1.67     2/7/2010
              12,000          0          $2.10    1/22/2014
              12,000          0          $3.15    1/21/2015
               6,667(2)     13,333       $4.50     6/1/2016


James J.
Williams           0(2)     33,333       $4.50    6/26/2016          0                0

_______________________
(1) The numbers and amounts in the table above represent shares of common stock subject to options granted by the Company that were unexercised as of October 31, 2007.

(2) Commencing in Fiscal 2006, all options granted pursuant to the Company's stock incentive plans were subject to a three-year vesting schedule.


OPTION EXERCISES IN FISCAL 2007

          The following table shows the number of stock option awards exercised by each named executive officer in Fiscal 2007 and the value realized on exercise.

                             Option Awards                  Stock Awards
                             -------------                  ------------
                   -----------------------------  -----------------------------
                   Number of Shares     Value     Number of Shares     Value
                     Acquired on     Realized on    Acquired on     Realized on
                       Exercise       Exerise(1)      Vesting         Vesting
     Name                (#)             ($)            (#)             ($)
-------------------------------------------------------------------------------
Andrew L. Simon         4,290          $13,402           0               0
Michael D. Beck        31,250         $127,375           0               0
James J. Williams       8,402           $4,564           0               0
________________
(1) Represents the aggregate dollar amount realized by the named executive officer upon exercise of one or more stock options during Fiscal 2007. The dollar amount reported represents the number of shares acquired on exercise multiplied by the difference between the market closing price of our common stock on the exercise date and the exercise price of the option.

2006 NON-QUALIFIED DEFERRED COMPENSATION

          The following table summarizes information about non-qualified deferred compensation contributions and distributions made during Fiscal 2007 with respect to the Company's named executive officers:


                     Executive        Registrant     Aggregate
                   Contributions    Contributions   Earnings in     Aggregate       Aggregate
                  in Last Fiscal   in Last Fiscal   Last Fiscal   Withdrawals/   Balance at Last
                      Year(1)            Year           Year      Distributions  Fiscal Year-End
Name                    ($)               ($)            ($)           ($)             ($)
------------------------------------------------------------------------------------------------
Michael D. Beck      $66,667               0           $2,368           0           $69,035

_________________
(1) See "Compensation Discussion and Analysis-Deferred Compensation Plan" for a description of the terms of Company's income deferral plan for executive officers.


EMPLOYMENT CONTRACTS

          On March 1, 1996, the Company entered into an employment agreement with Andrew L. Simon and Linda G. Straley, pursuant to which the Company agreed to employ Mr. Simon and Ms. Straley, and both of Mr. Simon and Ms. Straley agreed to remain, as the Company's President and Chief Executive Officer, and Sr. Vice President, respectively, for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in each respective agreement.

          As of January 2, 1997, the Company entered into an employment agreement with Michael D. Beck, pursuant to which the Company agreed to employ Mr. Beck, and Mr. Beck agreed to remain, as Sr.
Vice President of QAI and President and Chief Executive Officer of
BETA for a term of three years, subject to automatic yearly extensions and certain rights of termination as provided in such agreement.

          In the employment agreements with each of Messrs. Simon and Beck and Ms. Straley, the Company has agreed to provide certain benefits and protections to such executive officers in connection with a change of control of the Company. The agreements provide that upon the occurrence of a change of control (as defined in each agreement) and the termination of such executive's employment agreement, each such executive officer would be awarded a lump sum bonus equal to one and one-half times such executive officer's base salary, plus such executive's highest annual bonus during the preceding three fiscal years, such lump sum bonus to be paid for each of three years following termination of employment following a change in control.

          In June 2006, the Company entered into an employment agreement with James J. Williams as Chief Financial Officer of QAI for a two-year term subject to early termination notices given by either party prior to the expiration of the current term. Pursuant to such employment agreement, Mr. Williams will be paid an annual base salary of $250,000, receive an annual car allowance of $7,800, and will be eligible to receive annual incentive bonus. As condition of his employment, Mr. Williams was paid a $50,000 bonus in November 2006. Mr. Williams was granted 50,000 options to purchase shares of the Company's Common Stock pursuant to the Company's stock option plan, at an exercise price of $4.50 per share, subject to a three-year vesting schedule.

          In November 2007, the Company entered into an employment agreement with Roy Lipner as President and Chief Operating Officer of QAI. Mr. Lipner's employment is at will, though it is anticipated that, subject to certain conditions set forth in the agreement, Mr. Lipner will be named as Chief Executive Officer of the Company upon completion of twelve to eighteen months of continued employment by the Company. Mr. Lipner will be paid an annual base salary of $300,000, and is eligible, subject to completion of continued employment, to receive a bonus of $200,000, one portion of which is payable within 90 days following the commencement of his employment, and one portion of which is payable no later than March 31, 2008. Mr. Lipner is also eligible to participate in the Company's bonus program available to senior management of the Company. Mr. Lipner was granted options to purchase 97,000 shares of the Company's Common Stock pursuant to the Company's 2000 Stock Incentive Plan, as amended, with an exercise price of $5.00 per share, the closing sale price on November 1, 2007, subject to vesting in equal annual one-third installments. In addition, on the date of commencement of his employment, Mr. Lipner was granted a restricted stock award for 23,000 shares, valued at $115,000, subject to vesting in equal annual one-third installments.

          Generally, each employee of the Company has agreed to the assignment to the Company of the employee's rights to any inventions relating to the Company's business or interests which were conceived both prior to and during the period of employment and, except under certain specified conditions, the Company's employees are prohibited from competing for one year with the Company in areas in which he or she was employed.

STOCK INCENTIVE PLANS

          The Board of Directors of the Company adopted the 1991 Stock Option Incentive Plan (the "Option Plan") on August 25, 1991 in order to attract and retain qualified personnel, the Option Plan was approved by the stockholders on August 25, 1991. The Board of Directors adopted the Amended and Restated 1991 Stock Option
Incentive Plan (the "Amended Option Plan") in February 1996, the Amended Option Plan amended and restated the Option Plan and was approved by the stockholders of the Company on March 29, 1996.
Under the Amended Option Plan, options to purchase up to 625,000 shares of Common Stock were made available to be granted to employees, officers, directors and consultants of the Company. The Amended Option Plan terminated in 2001, after which no further options or stock awards can be issued under the Amended Option
Plan; all options and other stock awards outstanding under the Amended Option Plan at the termination date shall continue to be outstanding and may be exercised in accordance with their respective terms, until such options or other stock awards expire by their terms.

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

          Each of the Amended Option Plan and the 2000 Plan (collectively, the "Option Plans") is administered by the Compensation Committee of the Board of Directors (the "Committee"). Subject to the terms of the Option Plans, the Committee is authorized to select optionees and determine the number of shares covered by each option and its other terms. The exercise price of stock options granted under the Option Plans may not be less than the fair market value of the Company's Common Stock on the date of the grant. In general, options become exercisable after the first anniversary of the date of grant. Effective for options granted under the 2000 Plan in Fiscal 2006 and thereafter, such options will become exercisable in three equal annual installments following the grant date. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. Options held by a terminated employee expire three months after termination except in the event of death, disability, or termination for cause. No one participant may receive, in any one fiscal year, awards under the Option Plans which would entitle the participant to receive more than 50,000 shares.

          The following table summarizes the options granted, exercised and cancelled or expired under the Amended Option Plan and the 2000 Option Plan during the preceding three fiscal years:


                                   Fiscal 2007            Fiscal 2006
                                   -----------            -----------

Options granted                       25,500                142,500
Options exercised                    220,645                 70,210
Restricted shares awarded                 --                     --
Options canceled/expired                 625                 51,025

          As of October 31, 2007, options to purchase up to an aggregate of 377,633 shares were outstanding under the 2000 Plan. As of October 31, 2007, options to purchase up to an aggregate of 146,450 shares were outstanding under the Amended Option Plan.

          The Board of Directors of the Company adopted the 2007 Stock Incentive Plan, effective November 1, 2007. The 2007 Stock
Incentive Plan will be submitted for approval by the Company's stockholders at the 2008 Annual Meeting of Stockholders.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

          The Internal Revenue Code limits the allowable tax deduction that may be taken by the Company for compensation paid to the Chief Executive Officer and the other highest paid executive officers required to be named in the "Summary Compensation Table." The limit is $1 million per executive per year, although compensation payable solely based on attaining performance goals is excluded from the limitation. The Company believes that all Fiscal 2007 compensation of executive officers is fully tax deductible by the Company.

COMPENSATION DISCUSSION AND ANALYSIS

          The Company's executive compensation policies are established by the Compensation Committee of the Board of Directors (the "Committee"). The Committee oversees executive compensation and related matters and administers the Company's benefit programs for its senior executives. The Committee is comprised entirely of non-management directors; Messrs. Berger, Nguyen, Struzzieri and
Warnock. The Committee is responsible for reviewing the compensation of the Company's chief executive officer and making recommendations regarding his compensation for approval to the full Board, as well as setting the compensation and benefit policies and programs for the Company's other executive officers. The Committee also advises and assists management in formulating policies regarding overall compensation.

          EXECUTIVE COMPENSATION POLICIES AND OBJECTIVES.  The Company's
          ----------------------------------------------
compensation policies are designed to align the interests of the Company's executives with those of the Company's stockholders.
Through its policies, the Company seeks to improve profitability and long-term stockholder value by rewarding its executives based on criteria set for individual and corporate performance. The compensation program and policies also are designed to aid in the attraction, motivation and retention of key personnel. The
Committee considers all elements of compensation when determining individual components of pay. The Company strives to pay its executive officers a salary that is in line with companies in the same industry of comparable size and resources.

          PERFORMANCE CRITERIA.  Under the direction of the Compensation
          --------------------
Committee, the chief executive officer's performance goals are based on a combination of objective and subjective performance criteria. Objective criteria include the growth in revenues, EBITDA and booked revenues. Subjective criteria include strategy, leadership, ethics, effectiveness and execution of strategic initiatives. Booked revenues mean long-term contracts which have been awarded to the Company but which have not yet been fully performed.

          The performance goals of the other senior executives are set by the chief executive officer, after discussions with the Committee. These goals are based upon both corporate and personal performance. Corporate goals are based upon achievement of the same earnings and growth targets as for the chief executive officer. Individual performance goals are based upon a combination of personal objective and subjective performance criteria.

          BASE SALARY.  In considering annual base salary increases, the
          -----------
Committee, in conjunction with the chief executive officer and chief operating officer, reviews the performance of each of its senior executives individually.

          CASH INCENTIVE COMPENSATION.  Cash incentive compensation is
          ---------------------------
based on both corporate goal achievement and individual performance. Bonuses paid will be at, above or below the target percentage depending upon the degree to which individual and corporate goals are met. The target percentage for Incentive Compensation is reviewed annually by the Committee, and for Fiscal 2007, the target percentage was 20%. The Committee awarded bonuses at the target percentage for Fiscal 2007 on the basis of the Company's achievement of non-monetary objectives of integration of QES into the Company's operations, the realignment of the Company's operations, and management of the bidding process on RFPs. Even though those accomplishments did not translate into an improved profit performance over Fiscal 2006, the Committee believes that the Company is now well-positioned for future growth. Commencing with Fiscal 2008, the Compensation Committee is formalizing a bonus compensation plan including specified objective measures for assessing the performance of the Company's senior executives.

          EQUITY-BASED INCENTIVE COMPENSATION.  Through Fiscal 2007,
          -----------------------------------
senior executives were eligible to receive awards under the Company's 2000 Plan. At its discretion, the Committee approves any grant to the chief executive officer and other senior executives of stock-based awards under the 2007 Plan. The Committee considers recommendations from the chief executive officer regarding awards for the other senior executives. The Committee bases the awards on past performance and the expectation that each executive officer's future performance will positively impact stockholder value. For Fiscal 2007, the overall target bonus for senior executives was divided into two components: 65% to be paid in restricted stock grants based on the closing price of $5.00 per share on October 31, 2007, and the balance in cash. Effective, November 1, 2007, the Board of Directors approved the 2007 Stock Incentive Plan, and subject to stockholders approval of the 2007 Plan at the 2008
Annual Meeting of Stockholders, future equity-based compensation will be awarded under the 2007 Stock Incentive Plan.

          COMPENSATION OF CHIEF EXECUTIVE OFFICER.  For the fiscal year
          ---------------------------------------
ended October 31, 2007, Mr. Simon received a base salary of $350,000. The Committee based Mr. Simon's salary on the salaries of chief executive officers at comparable companies and on other criteria. The Committee also awarded a bonus of $70,000 to Mr.
Simon with respect to Fiscal 2007, payable partly in restricted shares and partly in cash. The Committee believes that Mr. Simon provided excellent leadership and direction in this transitional year of integration and restructuring, and played a significant role implementing the Company's long-term growth strategic plan.

          COMPENSATION OF OTHER EXECUTIVE OFFICERS.  Each of the
          ----------------------------------------
Company's other executive officers receiving an annual base salary that may be reviewed and increased at the discretion of the Committee, and an annual bonus to be determined in and payable at the Committee's discretion. The Committee reviews the performance of each executive by evaluating the achievement of corporate and personal objectives. The Committee will consider the effect of significant corporate developments and initiatives in evaluating overall corporate performance for 2008 and may grant discretionary annual bonus and awards of stock options and restricted stock based upon the Committee's evaluation of each executive's performance.

          DEFERRED COMPENSATION PLAN.  In December 2006, the Board
          --------------------------
adopted and approved an executive deferred compensation plan. The primary purpose of this plan is to provide a deferred compensation arrangement to executives with respect to employee-elective deferrals and discretionary Company-provided contributions. The deferred compensation plan is intended to be a "nonqualified deferred compensation plan" as such term is defined and used under Internal Revenue Code Section 409A, and thus such plan is intended to be subject to and fully compliant with Code Section 409A. Notwithstanding anything contained in the plan to the contrary, the Committee has full authority to operate the plan and to override any provision in the plan in order for the plan to be fully compliant - both in form and in operation - with Code Section 409A.

DIRECTORS COMPENSATION

          The Board of Directors of the Company adopted the Directors Plan in February 1996 in order to aid the Company in attracting, retaining and motivating independent directors, the Directors Plan was approved by the stockholders of the Company on March 29, 1996. The Directors Plan initially authorized awards up to an aggregate of 25,000 shares of Common Stock. In February 2000, the Board of Directors approved an amendment to the Directors Plan increasing to 75,000 the number of shares which may be the subject of stock options under the Directors Plan. The stockholders of the Company approved such amendment at the Annual Meeting of Stockholders on March 31, 2000. At the Annual Meeting of Stockholders held on
April 29, 2005, the stockholders approved amendments to the Directors Plan to increase by 75,000 the number of shares eligible to be issued pursuant to the Directors Plan and to extend the expiration date of the Directors Plan from March 2006 to April 30, 2010. Under the Directors Plan, non-qualified stock options to purchase up to 150,000 shares of Common Stock may be granted to non-employee directors of the Company, which options are granted automatically at the times and in the manner stated in the Directors Plan.

          Subject to the terms of the Directors Plan, each non-employee director receives 5,000 options on the day he/she first is elected to the Board of Directors, and 2,500 options on the date of each annual meeting of the stockholders of the Company, provided he/she is re-elected to the Board of Directors. The exercise price of stock options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant. The options become exercisable after the first anniversary of the date of grant and the term of the option cannot exceed ten years.
Effective in Fiscal 2006, options granted under the Directors Plan become exercisable in three equal annual installments following the grant date. On April 19, 2007 the Company granted 20,000 options under the Directors Plan. As of October 31, 2007, an aggregate of 97,500 options were outstanding under the Directors Plan.

          Commencing with Fiscal 2007 each independent Director will receive, in addition to the annual stock option grant as prescribed by the Directors Plan, a monetary compensation award of $2,500 each fiscal quarter.

          The following table sets forth information regarding the fees paid and options and stock awarded to the Company's directors during Fiscal 2007, other than directors who are named executive officers.

                       Fees earned
                        or paid in                    Option
                          cash       Stock Awards   Awards(1)     All Other         Total
     Name                  ($)           ($)           ($)     Compensation ($)      ($)
------------------------------------------------------------------------------------------
Steven R. Berger           --             --          $4,722         --             $4,722
Donald W. Hughes           --             --          $4,722         --             $4,722
Martin Maleska           $7,500           --          $4,709         --            $12,209
Theodore Naegeli           --             --          $4,722         --             $4,722
Chris L. Nguyen          $7,500           --          $4,722         --            $12,222
Thomas G. Struzzieri     $7,500           --          $4,722         --            $12,222
David L. Warnock           --             --          $4,722         --             $4,722

_________________
(1)   Represents the dollar amount of expense recognized for financial statement reporting purposes with respect to Fiscal 2007 attributable to stock options in accordance with SFAS 123(R) but with no discount for estimated forfeitures.


          The following are the option awards outstanding for each director listed above as of October 31, 2007:

        Name                          Outstanding Option Awards
        ----                          -------------------------
Steven R. Berger                               13,125
Donald W. Hughes                               20,000
Martin Maleska                                  7,500
Theodore Naegeli                                2,500
Chris L. Nguyen                                12,500
Thomas G. Struzzieri                           22,500
David L. Warnock                               12,500

OTHER PLANS

          CONSULTANTS STOCK INCENTIVE PLAN.  In March 1997, the Board of
          --------------------------------
Directors of the Company adopted the Consultants Plan, pursuant to which options to purchase up to 50,000 shares of Common Stock may be granted to consultants to the Company. The Consultants Plan is administered by the Board of Directors of the Company. Subject to the terms of the Consultants Plan, the Board is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. In general, the exercise price of stock options granted under the Consultants Plan is the fair market value of the Company's Common Stock on the date of the grant; however, the Board has the discretion to use another method of valuation if it determines that such other valuation is warranted. In general, options become exercisable six months from the date of grant, although the Board has discretion to set either longer or shorter vesting periods. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. If a consultant's association with the Company is terminated prior to the end of its agreed term, all unexercised, deferred and unpaid awards shall be canceled immediately, except in the event of the Consultant's death or disability. As of October
31, 2007, no options were outstanding under the Consultants Plan.

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

          MONEY PURCHASE PENSION PLAN.  In October 1991, the Company
          ---------------------------
adopted a Money Purchase Pension Plan, which has been qualified by the Internal Revenue Service. Under this Plan, for fiscal years ended before November 1, 2000, the Company was required to make an annual contribution to the Plan equal to ten percent (10%) of each eligible employee's compensation. Effective November 1, 2000, the Company amended the Plan to exclude highly compensated employees and to reduce the contribution to five percent (5%) of each eligible employee's compensation. In addition, the eligibility requirements were amended so that an employee is not eligible until completing twelve months, or one thousand hours, of employment and may only enter the Pension Plan at specified entry dates.

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

          For Fiscal 2007 and 2006, the Company's retirement costs totaled $428,855 and $368,501 respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's outstanding common stock to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other securities of the Company on Forms 3, 4 and 5, and to furnish the Company with copies of all such forms they file.
Based on a review of copies of such reports received by the Company, all of the Company's directors and officers timely filed all reports required with respect to Fiscal 2007.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of January 25, 2008, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.

          As of January 25, 2008, there were 3,084,443 shares of Common Stock outstanding. Each share of Common Stock is entitled to one vote per share. As of January 25, 2008, the Company had issued 1,666,667 shares of Series A-1 Preferred Stock and 222,222 shares of Series A-2 Preferred Stock. Each such share of Preferred Stock has one vote per share, voting together with the Common Stock as a single class. In addition, there are 1,111,111 shares of Series A-
2 Preferred Stock which are held in escrow and are not entitled to vote until released from escrow. (See "Item 5, Market for Common Equity and Related Stockholder Matters, Acquisition of QES".)

                                                   Shares of        Percent of
Name and Address of                              Common Stock      Common Stock
Beneficial Owners and                            Beneficially      Beneficially
Directors and Officers                              Owned             Owned
-------------------------------------------------------------------------------

5% Beneficial Owners:
--------------------

Cahill, Warnock Strategic
Partners Fund, L.P.
c/o Cahill, Warnock & Co., LLC
500 East Pratt Street, Suite 1200
Baltimore, MD 21202                               592,849(1)          19.2%
-------------------------------------------------------------------------------
Camden Partners Strategic Fund
III, L.P.
c/o Camden Partners Strategic
Manager, LLC
500 East Pratt Street, Suite 1200
Baltimore, MD 21202                             1,600,167(2)          34.2%
-------------------------------------------------------------------------------
Midsouth Investor Fund L.P.
1776 Peachtree St., N.W.
Suite 412 North
Atlanta, GA 30309                                 215,000              7.0%
-------------------------------------------------------------------------------
Kevin Gruneich
12 White Pine Canyon Road
Park City, UT 84060                               185,600              6.0%
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Officers and Directors
----------------------

Michael D. Beck
4 Hardscrabble Heights
Brewster, NY 10509                                205,542(3)           6.5%
-------------------------------------------------------------------------------
Steven R. Berger
1633 Broadway
New York, NY 10019                                  8,958(4)             *
-------------------------------------------------------------------------------
Donald W. Hughes
500 East Pratt Street, Suite 1200
Baltimore, Maryland 21202                       2,308,199(5)          48.4%
-------------------------------------------------------------------------------
Roy Lipner (employment
commenced 11/1/07)
4 Hardscrabble Heights
Brewster, New York 10509                               --(6)             *
-------------------------------------------------------------------------------
Martin Maleska
401 E. 60th Street
New York, New York 10022                            1,000(7)             *
-------------------------------------------------------------------------------
Theodore Naegeli
2905 West Service Rd.
Egan, MN 55121                                     43,488(8)           1.4%
-------------------------------------------------------------------------------
Chris L. Nguyen
8600 LaSalle Road
Towson, Maryland  21288                             8,333(9)             *
-------------------------------------------------------------------------------
Andrew L. Simon
4 Hardscrabble Heights
Brewster, NY 10509                                257,134(10)          8.0%
-------------------------------------------------------------------------------
Linda G. Straley
4 Hardscrabble Heights
Brewster, NY 10509                                123,307(11)          3.9%
-------------------------------------------------------------------------------
Thomas G. Struzzieri
319 Main Street
Saugerties, NY  12477                              23,333(12)            *
-------------------------------------------------------------------------------
David L. Warnock
500 East Pratt Street, Suite 1200
Baltimore, Maryland 21202                       2,310,074(13)         48.5%
-------------------------------------------------------------------------------
James J. Williams
4 Hardscrabble Heights
Brewster, NY 10509                                  2,402(14)            *
-------------------------------------------------------------------------------
Officers and Directors as a
Group (12 persons)                              3,402,403(15)         57.0%
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

3 Includes (i) 42,000 shares which are owned jointly with Mr. Beck's wife, (ii) 9,375 shares owned by Mr. Beck's daughter, and (iii) 70,167 shares which Mr. Beck has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days. Excludes:
      (i) 9,375 shares owned by Mr. Beck's wife, as to which Mr. Beck disclaims beneficial ownership, and (ii) 13,333 shares which are the subject of options which are not currently exercisable.

4 Includes 8,958 shares which Mr. Berger has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within 60 days, and excludes 4,167 shares which are the subject of options that are not currently exercisable.

5 Includes (i) 625,699 shares owned by the Cahill Warnock Entities, (ii) 1,666,667 shares of Common Stock issuable upon conversion of shares of Series A-1 Preferred Stock owned by the Camden Entities, and (iii) 15,833 shares which Mr. Hughes has the right to acquire upon the exercise of currently exercisable options or stock options which become exercisable within the next 60 days. Excludes 4,167 shares which are the subject of options that are not currently exercisable.

6 Excludes (i) 97,000 shares which are the subject of options that are not currently exercisable, and (ii) 23,000 shares of restricted Common Stock which are not currently vested.

7 Excludes 7,500 shares which are the subject of options that are not currently exercisable.

8 Includes 43,488 shares of Common Stock issuable upon conversion of shares of Series A-2 Preferred Stock.

9 Includes 8,333 shares which Mr. Nguyen has the right to acquire upon the exercise of currently exercisable stock options or stock options which become exercisable within the next 60 days. Excludes 4,167 shares which are the subject of options that are not currently exercisable.

10 Includes 148,167 shares which Mr. Simon has the right to acquire upon the exercise of currently exercisable stock options or stock options that will become exercisable within 60 days.
      Excludes: (i) 375 shares of Common Stock owned by the retirement account of Mr. Simon's wife, as to which Mr. Simon disclaims beneficial ownership, and (ii) 33,333 shares which are the subject of stock options that are not currently exercisable.

11 Includes 52,000 shares which Ms. Straley has the right to acquire upon the exercise of currently exercisable stock options or options that will become exercisable within 60 days.
      Excludes 10,000 shares which are the subject of options that are not currently exercisable.

12 Includes 18,333 shares which Mr. Struzzieri has the right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days. Excludes 4,167 shares which are the subject of options that are not currently exercisable.

13 Includes (i) 625,699 shares owned by the Cahill Warnock Entities, (ii) 1,666,667 shares of Common Stock issuable upon conversion of shares of Series A-1 Preferred Stock owned by the Camden Entities, and (iii) 9,375 shares which Mr. Warnock has the right to acquire upon the exercise of currently exercisable options or stock options which become exercisable within the next 60 days. Excludes 4,167 shares which are the subject of options that are not currently exercisable.

14 Excludes 33,333 shares which are the subject of options that are not currently exercisable.


15 Includes 329,841 shares which officers and directors have the right to acquire upon the exercise of currently exercisable stock options or options which become exercisable within the next 60 days. Includes shares beneficially owned by Messrs. Warnock and Hughes through the Camden Entities and the Cahill Warnock Entities. Excludes 147,500 shares which are the subject of options that are not currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          CAHILL WARNOCK TRANSACTIONS.  In November 1998, the Company
          ---------------------------
issued and sold to the Cahill, Warnock Entities 8% Debentures due 2003 (the "Debentures") in the aggregate principal amount of $4,000,000, and, as additional consideration for purchasing the Debentures, Warrants to acquire shares of the Company's Common
Stock, which, on the closing date of such transaction, constituted 20% of the Company's issued and outstanding common stock on a fully diluted basis. The Debentures were repaid in Fiscal 2003, and the Warrants held by the Cahill, Warnock Entities have either been exercised or expired. As of the date of this Report, the Cahill Warnock Entities beneficially own 20.3% of the Company's outstanding Common Stock, fully-diluted. Pursuant to an investor rights agreement between the Company and the Cahill, Warnock Entities, the Company has agreed that so long as the Cahill, Warnock Entities own at least 50% of the shares issued upon exercise of the original Warrants, the Cahill, Warnock Entities shall have the right to nominate two directors to the Board of Directors of the Company. David L. Warnock and Donald W. Hughes are the current directors who were nominated by the Cahill, Warnock Entities. Pursuant to the Investor Rights Agreement, the directors and executive officers have agreed, at each meeting of stockholders for the purpose of electing directors, to cast their eligible votes in favor of the nominees of the Cahill, Warnock Entities.

          CAMDEN ENTITIES TRANSACTIONS.  In connection with the
          ----------------------------
acquisition of QES, the Company entered into a securities purchase agreement the with Camden Entities, pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Preferred Stock (valued at $7,500,000, based on a price of $4.50 per share). The proceeds from the sale of stock were used to pay a portion of the purchase price for the shares of QES and closing costs for the transaction, with the balance being retained by the Company for working capital. The transaction did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act.

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

          As of the date of this Report, the Camden Entities beneficially own 36.8% of the Company's Common Stock on a fully-diluted basis. The entities controlled by Messrs. Warnock and Hughes - the Cahill Warnock Entities and the Camden Entities - beneficially own an aggregate of 46.1% of the Company's Common Stock on a fully diluted basis.

          ACQUISITION OF QES.  In the acquisition of QES, the Company
          ------------------
issued to the selling shareholders of QES, 222,222 shares of Series A-2 Preferred Stock (valued at $4.50 per share), as part payment of the purchase price at closing and (b) delivered to the escrow agent, 1,111,111 shares of the Series A-2 Preferred Stock (valued at $4.50 per share), which will be deemed earned by, and will be released to, the former shareholders of QES if revenue goals over the earn out period of the three fiscal years ending October 31, 2007, 2008 and 2009, are met. Such escrowed shares are not deemed to be outstanding (and therefore, are not eligible to vote) until the revenues goals are met and the shares are released from escrow. The issuance and sale of the Series A-2 Preferred Stock did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act. The Company issued 222,222 shares of the Company's Series A-2 Preferred Stock to the former shareholders of QES who had elected to receive shares, in whole or in part in lieu of cash, in a transaction not involving a public offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

          In consideration for his sale of shares of QES, Mr. Naegeli, who has since been elected a director of the Company, received
43,488 shares of Series A-2 Preferred Stock, which are convertible into 43,488 shares of Common Stock of the Company, subject to anti-dilution adjustments. Mr. Naegeli is also a shareholder in Questar Data Systems ("QDS"). In connection with the acquisition of QES, the Company purchased, on a contractual basis, monthly services from QDS for certain accounting and administrative functions. The monthly fee for these services was $15,500 beginning in June 2006. Total fees paid in Fiscal 2006 to QDS were $77,500. The contract for services with QDS concluded in December 2006 with no further obligations due from the Company.

          As part of the acquisition of QES, the Company entered in two separate lease agreements with the former shareholders of QES.
Through one lease agreement, the Company rents approximately 49,000 square-feet of office space in Apple Valley, Minnesota. The initial term of this lease is for five years concluding on May 31, 2011 with the Company holding an option to renew for an additional five-year period. Pursuant to the second lease agreement, the Company uses 45,000 square-foot of distribution center also in Apple
Valley, Minnesota. This lease also concludes on May 31, 2011 with the Company holding an option to renew for an additional five-year period. The Company also holds an option to lease an additional
11,000 square feet of distribution center space that is adjacent to the current distribution center.

          LEGAL FEES.  One of the Company's directors, Steven R. Berger,
          ----------
is a shareholder in Vedder Price P.C.  The Company has retained
Vedder Price P.C. as its special securities counsel, and the Company paid an aggregate of $153,481 in legal fees and expense in Fiscal 2007.

          APPROVAL OF DISINTERESTED MEMBERS OF THE BOARD.  The
          ----------------------------------------------
disinterested members of the Board of Directors of the Company discussed and approved the transactions between the Company and the Investors, and concluded that the terms of such transactions were no less favorable to the Company than those that would otherwise have been available to the Company from unrelated third parties.


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

          10.17 Employment Agreement, dated as of September
                20, 2007, between the Company and Roy
                Lipner (incorporated by reference to the exhibit contained in the Current Report on Form 8-K, dated November 2, 2007)

          21    Subsidiaries of the Company (filed herewith)

          23    Consent of McGladrey & Pullen, LLP (filed herewith)

          31.1  Certification by Chief Executive Officer
                (filed herewith)

          31.2  Certification by Chief Financial Officer
                (filed herewith)

          32 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of
                2002 (filed herewith)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          In May 2006, the Audit Committee of the Board authorized the Company to seek proposals from certified public accounting firms to provide audit services for the fiscal year ending October 31, 2006 and the interim period ending July 31, 2006. The Audit Committee decided to issue the request for proposal because it wanted the opportunity to review firms in light of the Company's then pending acquisition of QES, which has its principal office in Minneapolis, Minnesota. QES was acquired by the Company in June 2006 and constitutes a significant subsidiary of the Company. After the closing of the acquisition of QES, the Audit Committee of the Company reviewed the proposals received from accounting firms, completed its due diligence investigations and considered the benefits and detriments of changing independent auditors. On July
26, 2006, the Audit Committee notified Lazar Levine & Felix, LLP ("Lazar Levine"), of its decision to dismiss Lazar Levine as the Company's independent auditors.

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

          The Company has provided Lazar Levine with a copy of the above disclosures in response to Item 304(a) of Regulation S-B in conjunction with the filing of Form 8-K dated July 28, 2006. The
Company requested that Lazar Levine deliver to the Company a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in response to
Item 304(a) of Regulation S-B, and if not, stating the respects in which it does not agree. A copy of the letter of Lazar Levine is filed as Exhibit 16.1 to the Form 8-K Current Report.

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

          The following table shows the fees billed to us for the audit and other services provided by Lazar Levine, McGladrey & Pullen, LLP and RSM McGladrey, Inc. for the fiscal years 2007 and 2006


                                            2007              2006
                                            ----              ----

Audit Fees (Lazar Levine)                 $12,000           $60,000
Audit Fees (McGladrey)                    225,000           176,000
Tax Fees                                   57,000            18,000
                                          -------           -------
                                         $294,000          $254,000
                                         ========          ========

          AUDIT FEES. Audit fees consist of fees for professional
          ----------
services rendered for the audit of the consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports and services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. For Lazar Levine, audit fees in Fiscal 2006 consisted of fees for the review of the consolidated financial statements included in the Company's first and second quarter reports. For Fiscal 2007, Lazar Levine provided services in connection with the Company's restatement of previously filed 10-KSB Reports for the fiscal years ended October 31, 2005 and 2004. For McGladrey, audit fees in Fiscal 2007 and 2006 consisted of services rendered for the audit of the consolidated financial statements as of and for the fiscal years ended October 31, 2007 and October 31, 2006, including reviews of the consolidated financial statement included in the Company's quarterly reports in Fiscal 2006 and Fiscal 2007.

          TAX FEES.  Tax-related fees are principally for professional
          --------
services rendered for tax compliance, planning and reporting.

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

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------


                                                                 PAGE
                                                                 ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM          F-2


CONSOLIDATED BALANCE SHEETS                                      F-3


CONSOLIDATED STATEMENTS OF INCOME                                F-5


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY       F-7


CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-8


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-10

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------


To The Shareholders and Board of Directors
Questar Assessment, Inc. and Subsidiaries


          We have audited the accompanying consolidated balance sheets of Questar Assessment, Inc. and Subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Questar Assessment, Inc. and Subsidiaries as of October 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

McGladrey & Pullen, LLP
Minneapolis, Minnesota
January 28, 2008

               QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 2007 and 2006



                                                  2007              2006
                                                  ----              ----

ASSETS

Current assets:
  Cash and cash equivalents                   $ 2,413,121      $   789,288
  Restricted cash                                  23,455           20,307
  Accounts receivable, net of allowance for
   doubtful accounts of $33,000                 6,254,095        8,611,587
  Inventories                                     319,524          545,362
  Prepaid expenses and other current assets       652,486          496,509
  Deferred income taxes                           269,010          364,031
                                              -----------      -----------

      Total current assets                      9,931,691       10,827,084

Property and equipment                          3,483,049        3,734,227


Other assets:
  Test passage bank and test development        2,509,631        2,335,670
  Non-competition covenants                       210,439          315,659
  Customer contracts                            1,299,216        4,122,678
  Goodwill                                     13,199,084       13,647,586
  Deferred income taxes                         1,064,532        1,325,379
  Other assets                                    282,326          349,832
                                              -----------      -----------

Total assets                                  $31,979,968      $36,658,115
                                              ===========      ===========

See notes to financial statements.

               QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES

                       OCTOBER 31, 2007and 2006



                                                  2007              2006
                                                  ----              ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit agreement                  $        --      $ 1,774,819
  Current maturities of long-term debt          1,848,187        1,459,502
  Accounts payable                                947,657        2,794,301
  Income tax payable                                   --          204,319
  Accrued expenses                              2,465,743        1,996,161
  Billings in excess of costs                          --          470,490
  Deferred gain on sale of building -
   current portion                                125,438          125,438
                                              -----------      -----------

      Total current liabilities                 5,387,025        8,825,030


Long-term debt, less current maturities        10,557,625       12,405,735
Interest rate swap agreement                       73,382           77,155
Deferred gain on sale of building, net of
current portion                                   585,379          710,817
                                              -----------      -----------


      Total liabilities                        16,603,411       22,018,737
                                              -----------      -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value,
   5,000,000 shares authorized;
   1,888,888 shares issued
   and outstanding                                    189              189
  Common stock, $.0001 par value,
   20,000,000 shares authorized;
   3,084,443 and 2,946,047 shares issued
   and outstanding, respectively                      308              295
  Additional paid-in capital                   15,502,129       15,069,034
  Retained deficit                               (126,069)        (430,140)
                                              -----------      -----------


      Total stockholders' equity               15,376,557       14,639,378
                                              -----------      -----------


Total liabilities and stockholders' equity    $31,979,968      $36,658,115
                                              ===========      ===========

See notes to financial statements.

               QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                   CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED OCTOBER 31, 2007 and 2006



                                                  2007              2006
                                                  ----              ----

Net revenue earned                            $43,338,154      $23,686,213
                                              -----------      -----------

Cost of goods sold
  Cost of revenue earned                       22,177,278       13,305,528
  Impairment charges related to:
    Development costs                                  --          610,588
    Inventory                                          --          137,092
                                              -----------      -----------
Total Cost of goods sold                       22,177,278       14,053,208
                                              -----------      -----------

Gross profit                                   21,160,876        9,633,005
                                              -----------      -----------

Operating expenses:
  Selling                                       2,416,856        1,801,973
  Depreciation and amortization                 4,225,033          980,998
  General and administrative                   12,754,402        7,738,499
                                              -----------      -----------

Total operating expenses                       19,396,291       10,521,470
                                              -----------      -----------

Income (loss) from operations                   1,764,585         (888,465)

Other income (expense):
  Deferred gain realized on leaseback of
   building                                       125,438          125,439
  Gain on sale of assets                           32,637               --
  Interest income                                  27,084            2,538
  Interest expense                             (1,025,058)        (613,149)
                                              -----------      -----------

Income (loss) before income taxes                 924,686       (1,373,637)

Income tax provision (benefit)                    620,615         (248,792)
                                              -----------      -----------

Net income (loss)                             $   304,071      $(1,124,845)
                                              ===========      ===========


See notes to financial statements.

               QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES

                  YEAR ENDED OCTOBER 31, 2007 and 2006




                                                  2007              2006
                                                  ----              ----
Weighted average number
of common and convertible
preferred shares outstanding:
  Basic                                         4,932,772        4,802,835
  Diluted                                       5,193,630        4,802,835

Net income (loss) per common share:
  Basic                                        $      .06       $     (.23)
  Diluted                                      $      .06       $     (.23)

See notes to financial statements.

               QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                 Retained
                                   Preferred Stock         Common Stock       Additional         --------
                                   ---------------         ------------       ----------         Earnings
                                                                              Paid-in Capital    --------
                                                                              ---------------    (Deficit)
                                 Shares      Amount     Shares      Amount                       ---------
                                 ------      ------     ------      ------



Balance at
October 31, 2005                   --         $--      2,909,738     $291     $6,164,387         $694,705
                                                       ---------     ----     ----------         --------

Exercise of employee
stock options                      --          --         36,309        4         94,750               --
Issuance of preferred
stock in connection
with the acquisition
of QES                      1,888,888         189             --       --      8,499,811               --
Issuance of warrants               --          --             --       --        112,072               --
Stock option expense               --          --             --       --        198,014               --
Net loss                           --          --             --       --             --       (1,124,845)
                            ---------        ----      ---------     ----     ----------       ----------

Balance at
October 31, 2006            1,888,888        $189      2,946,047     $295    $15,069,034        $(430,140)

Exercise of employee
stock options                      --          --        138,396       13        216,024               --
Stock option expense               --          --             --       --        217,071               --
Net income                         --          --             --       --             --          304,071
                            ---------        ----      ---------     ----     ----------         --------

Balance at
October 31, 2007            1,888,888        $189      3,084,443     $308    $15,502,129        $(126,069)
                            =========        ====      =========     ====    ===========        =========


See notes to financial statements.

               QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES



                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED OCTOBER 31, 2007 and 2006



                                                  2007              2006
                                                  ----              ----

OPERATING ACTIVITIES
Net income (loss)                             $  304,071       $(1,124,845)
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
  Depreciation and amortization                4,526,899         2,189,990
  Deferred income taxes                          355,868          (521,370)
  Gain on sale of equipment                      (32,637)               --
  Deferred gain realized                        (125,438)         (125,439)
  Stock-base compensation expense                217,071           198,014
  Change in Interest swap agreement liability     (3,773)           77,155
  Taxes paid in conjunction with exercise of
   stock options                                 131,254                --
  Stock options exercise permanent
   tax difference                                124,601                --
  Non-cash issuance of warrants for services          --           112,072
Changes in operating assets and liabilities,
net of effect of business acquisition
   Restricted cash                                (3,148)               40
Accounts receivable                            2,357,492        (2,291,761)
Inventories                                      225,838           (77,600)
Prepaid expenses and other current assets       (155,977)            1,502
Accounts payable and accrued expenses         (1,581,381)        1,200,152
Billings in excess of cost                      (470,490)          152,961
                                              ----------        ----------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                           5,607,742          (209,129)
                                              ----------        ----------

INVESTING ACTIVITIES
  Purchase of property and equipment          (1,028,220)         (592,843)
  Test passage bank and test development        (457,889)         (597,603)
  Proceeds from sale of equipment                 75,000                --
  Cash and fees paid to acquire stock of QES          --       (14,583,302)
  Other Assets                                    (9,748)          (18,613)
  Software development costs                          --           (28,030)
  Vendor refund resulting in reduction of
   goodwill from QES acquisition                 448,502                --
                                              ----------        ----------

NET CASH USED IN INVESTING ACTIVITIES           (972,355)      (15,820,391)
                                              ----------        ----------

See notes to financial statements.

               QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES




           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             FOR THE YEARS ENDED OCTOBER 31, 2007 and 2006



                                                  2007              2006
                                                  ----              ----

FINANCING ACTIVITIES
  Net borrowings (payments) on revolving
   credit agreement                           (1,774,819)        1,774,819
  Principal payments on long-term debt        (1,459,425)       (3,157,627)
  Proceeds from long-term debt                        --         9,600,000
  Deferred financing costs paid                       --          (282,768)
  Proceeds from issuance of stock used to
   acquire stock of QES                               --         7,500,000
  Proceeds from the exercise of stock
   options                                       222,690            94,754
                                              ----------        ----------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                    (3,011,554)       15,529,178
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                    1,623,833          (500,342)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                             789,288         1,289,630
                                              ----------        ----------

CASH AND CASH EQUIVALENTS
AT END OF YEAR                                $2,413,121       $   789,288
                                              ==========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash payments for:

Interest                                      $1,044,235       $   466,649
                                              ==========       ===========
Income taxes                                  $  498,687       $   180,913
                                              ==========       ===========

Supplemental Schedule of non-cash
investing and financing activities:
Note payable issued in acquisition of QES     $       --       $ 4,000,000
                                              ==========       ===========
Preferred stock issued in acquisition
of QES                                        $       --       $ 1,000,000
                                              ==========       ===========


See notes to financial statements.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization
------------

Effective March 16, 2007, Touchstone Applied Science Associates, Inc. changed its corporate name to Questar Assessment, Inc. (the "Company"). This action was approved on January 24, 2007 by the Company's Board of Directors, and as of February 5, 2007 by the holders of a majority of the Company's issued and outstanding voting securities who had executed a written consent in lieu of a special meeting.

The Company competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market. The Company competes in both the custom and proprietary product lines of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against specific standards established by each individual state. The Company has recognized this trend and has aligned its long-term and short-term strategic initiatives and resources to take advantage of these changes in the market. During the fiscal year ended October 31, 2006 ("Fiscal 2006"), the Company decided to minimize its efforts in growing its proprietary products, and to devote significant resources to expanding its custom testing products. The Company implemented this strategy by acquiring Questar Educational Systems, Inc. ("QES") in May 2006. QES provides test delivery, scoring, and score analysis capabilities for state testing programs.
The Company operates through different subsidiaries, but management believes that all such subsidiaries constitute a single operating segment since the subsidiaries have similar economic characteristics.

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for obsolete inventories, impairment and useful lives for other assets. Actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company recognizes revenue from two primary sources - sales and services associated with its proprietary tests and the recognition of revenue from performance on custom assessment contracts.

Revenues from the sales of proprietary tests, including sales of related ancillary materials and performance of scoring services are recognized when the Company ships the physical product from its warehouse or when the revenues have been realized or become realizable and have been earned pursuant to Staff Accounting Bulletin No. 104, "Revenue Recognition". Shipping charges are included in revenue in the accompanying consolidated statements of income.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

The Company's revenues from the performance of assessment, consulting and psychometric services under long term custom assessment contracts are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, the Company compares the costs incurred in the course of performing such contract during a reporting period to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. In addition, the Company records revenue from software pursuant to the provisions of Statement of Position No. 97-2, "Software Revenue Recognition", and in the Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions".

Right of Return
---------------

There is a right of return on test booklets, answer sheets and certain software products. Upon return within a specified period, a credit is issued, with certain charge offs, or, in the case of software products, the item is replaced. Historically, the Company's returns have been insignificant. As a result, no return reserve has been provided for at October 31, 2007 and 2006.

Shipping Costs
--------------

The Company classifies a majority of its shipping costs to cost of goods sold with a lesser amount allocated to selling expense. The allocation between cost of goods sold and selling expense for shipping costs depends upon the nature of the expense in terms of the work related project it is supporting. Shipping costs allocated to selling expense totaled approximately $122,000 and $88,000 for the years ended October 31, 2007 and 2006, respectively.

Marketing and Promotional Costs
-------------------------------

Marketing and promotional costs are expensed as incurred and totaled approximately $390,000 and $256,000 for the years ended
October 31, 2007 and 2006, respectively. Such costs are included in selling expenses in the accompanying consolidated statements of income.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all cash balances on hand and short-term, highly liquid investments with original maturities of three months or less.

The Company maintains its cash in bank accounts, which at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable and Allowance for Doubtful Accounts
-------------------------------------------------------

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

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Accounts receivable consists of the following:


                                                       October 31,
                                                       -----------

                                                  2007              2006
                                                  ----              ----
Billed, net of allowance                      $ 6,115,423      $ 8,611,587
Unbilled (costs and estimated
profits in excess of billings)                    138,672               --
                                              -----------      -----------

                                              $ 6,254,095      $ 8,611,587
                                              ===========      ===========

Inventories
-----------

Based on the nature of the Company's operations, inventories consist solely of finished goods. These are stated at the lower of cost (first-in, first-out method) or market. At October 31, 2007 and October 31, 2006, inventories are net of reserves of $148,000 and $161,000, respectively.

Property and Equipment
----------------------

Property and equipment are stated at cost. The Company provides for depreciation generally on an accelerated method (double-declining balance) for personal property and on a straight line method for real property, based upon the asset's estimated useful lives as follows:

   Furniture, fixtures and equipment             5 to 7 years
         Leasehold improvements            10 years (shorter of lease
                                             term or useful life)



Goodwill
--------

Goodwill is not amortized but is subject to an annual impairment test. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would potentially indicate the carrying amount may be impaired. The Company performed its annual tests at October 31, 2007 and 2006, and determined there to be no impairment of the goodwill on those dates. During Fiscal 2007 the amount of goodwill was reduced by $448,502 upon the realization of an additional tangible asset (unrecorded vendor rebate receivable) received as a result of the QES acquisition.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------


Other Assets
------------

Test Passage Bank and Test Development
--------------------------------------

The test passage bank is principally comprised of payroll and payroll-related costs as well as freelance consulting costs expended in the development of test passages which are used in the creation of the Company's tests. The process of writing and calibrating a test passage takes approximately two years, and all costs associated with the cost of production of each test passage and the cost of calibration of each test passage are direct costs and are capitalized during this development period. Amortization of these costs begins once the development period has elapsed, which in most cases, represents the point in time at which the new test passage is placed into the test passage bank and becomes available to be utilized within the Company's existing tests, or the point in time at which a newly developed test becomes available for sale. Costs capitalized in connection with the development of passages used in the Company's Degrees of Reading Power Test ("DRP") have been estimated to have a useful life of eleven years and, accordingly, are being amortized over an eleven-year period. Costs capitalized in connection with the development of passages used in all other of the Company's tests have been estimated to have a useful life of seven years and, accordingly, are being amortized over a seven-year period.

During the fourth quarter of 2006, and after assessing full year revenue results, the Company made the strategic decision to eliminate certain proprietary products which performed below management's expectations. These decisions led to an impairment charge of $747,680 related to proprietary products and related inventory which were discontinued or adjusted to the lower of cost of market. This impairment charge is included as a separate component of Cost of Goods Sold.

Customer Contracts and Non-Competition Covenants
------------------------------------------------

The Non Competition Covenants represent agreements between the Company and certain current and former employees of the Company.
The agreements stipulate that these employees will not, for a period of time as outlined within the agreement, engage in employment activities that will directly or indirectly compete with the Company's business operations. The agreements are due to expire on October 31, 2009. The intangible asset value assigned to these agreements represented their fair value of $359,500 as of May 31, 2006.

Additionally, in connection with the QES acquisition the Company recognized and recorded intangible value for certain customer contracts. These contracts are agreements with multiple state entities to perform test construction, distribution, scoring and reporting services. The contracts have various lives that are due to expire over the next one to five fiscal years. The Company originally valued these contracts based their total expected discounted cash flow of $4,500,000 as of May 31, 2006.

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

As of October 31, 2007 and 2006 unamortized software development costs totaled $51,825 and $69,763 respectively, and were included as a component of other assets within the Company's consolidated balance sheets.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------


Deferred financing costs
------------------------

As of October 31, 2007 and 2006, net deferred financing costs totaled $209,636 and $259,204, respectively and are included in other assets. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method, over the term of the related debt agreements. Amortization of debt costs is included as a component of interest expense.


The following is a summary of finite life intangible assets as of October 31, 2007 and 2006:


                              Gross Carrying     Accumulated       Net Value
                                  Amount         Amortization      ---------
                                  ------         ------------
As of October 31, 2007:
-----------------------
Test passage bank
and test Development            $7,298,104        $4,788,473      $2,509,631
Non competition covenants          359,500           149,061         210,439
Customer contracts               3,867,362         2,568,146       1,299,216
Software development               203,000           151,175          51,825
Deferred financing costs           292,516            82,880         209,636

As of October 31, 2006:
-----------------------
Test passage bank
and test development            $6,844,653        $4,508,983      $2,335,670
Non competition covenants          359,500            43,841         315,659
Customer contracts               4,500,000           377,322       4,122,678
Software development               203,000           133,237          69,763
Deferred financing costs           282,768            23,564         259,204


Amortization
------------

Certain capitalized costs are amortized using the straight-line method over estimated useful lives of five (5) years for software development and seven to eleven (7-11) years for test passage bank and test development costs. Loan origination costs are being amortized over the term of the indebtedness. Non-competition covenants are amortized over the life of the agreement of approximately 3.5 years. Customer contracts are amortized over their expected lives of 1 to 5 years, in proportion to the annual discounted cash flow the Company expects to receive by performing the contractual services as defined by each contract. Total amortization expense was $3,289,864 and $1,665,845 for the fiscal years ended October 31, 2007 and 2006 respectively. Amortization expense for fiscal year end October 31, 2007 included an impairment charge of $311,484 due to the non-renewal of certain custom projects. Amortization expense for fiscal year ended October 31, 2006 included an impairment charge of $610,588 of deferred costs applicable to non-performing products.

Estimated annual amortization expense for the next five fiscal years ending October 31, is as follows:

     2008                  $1,251,000
     2009                    $913,000
     2010                    $651,000
     2011                    $333,000
     2012                    $289,000

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Accrued Expenses
----------------

Accrued expenses consist of the following:



                                                        October 31,
                                                        -----------
                                                  2007              2006
                                                  ----              ----

    Compensation                              $1,564,598        $1,080,174
    Benefit Plans                                499,162           352,647
    Interest                                     137,385           155,681
    Other                                        264,598           407,659
                                              ----------        ----------

                                              $2,465,743        $1,996,161
                                              ==========        ==========



Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The carrying value of cash and cash equivalents, accounts receivable, revolving credit agreement, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these financial instruments. The carrying value of long-term debt approximates fair value as the rate of interest on the debt approximates the market rate of interest as of October 31, 2007 and 2006. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. Considerable judgment is necessary in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Long-Lived Assets
-----------------

Long-lived assets at October 31, 2007 and 2006 primarily consist of property and equipment, and intangible assets. The Company reviews its long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2007, an impairment charge of $311,484 was recorded against customer contracts due to the non-renewal of certain custom projects. During fiscal 2006, an impairment charge of $610,588 was recorded against the test passage bank and test development related to proprietary products which were discontinued.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Stock Based Compensation
------------------------

At October 31, 2007, the Company has stock based compensation plans which are described more completely in Note 8. The Company's Plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS No. 123(R)"), which replaced FAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Stock option compensation expense is the estimated fair value of options granted in Fiscal 2007 and 2006 and the remaining portion of any unvested and outstanding options granted prior to Fiscal 2006, amortized on a straight-line basis over the requisite service period for the entire portion of the award.
The weighted average estimated fair value of stock options granted for fiscal year ended October 31, 2007 was $6.05. The fair value of options at the date of grant was estimated using the Black-Sholes option pricing model. During 2007 and 2006, the Company took into consideration guidance under FAS No. 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.


The assumptions made in calculating the fair values of options are as follows:


                                                  Year Ended
                                  October 31, 2007           October 31, 2006
                                  ----------------           ----------------

Expected term (in years)                  10                         10
Expected volatility                      125%                       125%
Expected dividend yield                   0%                         0%
Risk-free interest rate             4.65% - 4.77%                  4.88%




Basic and diluted net income (loss) per share
---------------------------------------------

Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 8 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share. The dilutive effect of these additional shares for the year ended October 31, 2007 was to increase the weighted average shares outstanding by 260,858.
Due to the net loss in 2006, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. Options and warrants that were excluded from the calculation of diluted share, as their effect would have been anti-dilutive were 599,550 as of October 31, 2006. Escrow shares were not included in basic or diluted computations because all necessary conditions have not been satisfied as of October 31, 2007 and therefore, no shares would have been issuable even if the end of the reporting period were to have represented the end of the contingency period.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------

Income Taxes
------------

Income taxes are reported based upon Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (Note 9). Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more than likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.


Recently Issued Accounting Pronouncements
-----------------------------------------

In September 2006, the Financial Accounting Standards Board
(FASB) issued Statement No. 157, "Fair Value Measurements" (FASB
No. 157").   FASB No. 157 defines fair value, establishes a
framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attributes. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.
FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently reviewing the potential effect of this statement on its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109", which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of Fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (No. 159) which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of No. 159 will have on its consolidated results of operations and financial condition.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITION
--------------------

Questar Educational Systems, Inc.
---------------------------------

On May 31, 2006 the Company acquired all of the outstanding shares of QES. Total consideration paid by the Company was $20,000,000 consisting of $15,000,000 in cash, the issuance of 222,222 shares of Series A-2 Preferred Stock of the Company valued at $1,000,000 and a $4,000,000 promissory note. The Company has also agreed to pay additional consideration in 2010 if QES achieves certain aggregate revenue goals during the three fiscal years ending October 31, 2007, 2008 and 2009. The maximum contingent earn out payment is $12,500,000, of which up to $10,000,000 shall be paid half in cash and half in Series A-2 Preferred Stock and $2,500,000 shall be paid, if earned, at the election of the Company, in cash or additional shares of Series A-2 Preferred Stock, or any combination thereof, valued at fair market value at the time of issuance. As of October 31, 2007 no revenue goals have been met, as such, no additional consideration is payable or recorded.

Management allocated the purchase price of QES to the assets acquired. The Company allocated $2,990,000 to equipment which is a step up of $1,400,000 from its pre-acquisition book value. For purposes of valuing the tangible assets acquired from QES, the Company employed a Replacement Cost New method. Such method considered the current cost of similar new property having the nearest equivalent utility as the property being valued.
The Company assigned a value of $360,000 to the non-competition covenant agreements that were signed by the selling shareholders of QES. The covenants will expire as of October 31, 2009. The Company is amortizing the value assigned to this intangible asset on a straight-line basis over its expected life (41 months). Additionally, the Company has estimated that the customer contracts acquired from QES are valued at $4,500,000. For purposes of the intangible values assigned to the assets purchased from QES, the Company considered the estimated future income streams expected from the assets over their remaining useful lives, the average annual rate of return anticipated, and market rates of return. The income stream was capitalized at an appropriate risk rate to determine the present value of the future benefits to the Company. This amount is being amortized on an accelerated basis in relation to the annual value of discounted cash flow the Company expects to receive over the life of the contracts.

The operations of QES have been included in the consolidated financial statements since the date of acquisition, June 1, 2006.

The Company has entered into employment agreements for an initial twenty-four month term with certain members of the management of QES. Such employment agreements with the QES management team include non-competition covenants and proprietary rights agreements.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITION (continued)
--------------------


The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Other current assets, including cash of
$1,443,772                                                  $ 1,544,363
Accounts receivable                                           3,432,911
Property and equipment                                        2,989,530
Non competition covenants                                       359,500
Customer contracts                                            4,500,000
Goodwill                                                     11,229,541
                                                            -----------
Total assets acquired                                        24,055,845
Current liabilities assumed                                  (3,028,771)
                                                            -----------
Net assets acquired                                         $21,027,074
                                                            ===========

The following unaudited pro forma income statement data presents the consolidated results of operations of the Company for the year ended October 31, 2006 had the acquisition of QES occurred at the beginning of the earliest period presented:


                                           Proforma (Unaudited)
                                           --------------------

Net revenue                                     $45,100,000
Net income before taxes                          $1,635,000
Basic earnings per share                               $.34
Diluted earnings per share                             $.32

The above pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------


                                                        October 31,
                                                        -----------
                                                  2007              2006
                                                  ----              ----

Furniture, fixtures and equipment             $5,358,139       $ 4,390,529
Leasehold improvements                           363,805           356,706
                                              ----------       -----------
                                               5,721,944         4,747,235
Less: accumulated depreciation                 2,238,895         1,013,008
                                              ----------       -----------
                                              $3,483,049       $ 3,734,227
                                              ==========       ===========

Depreciation expense for the fiscal years ended October 31, 2007 and 2006 was $1,237,035 and $524,145, respectively.


NOTE 4 - COMMITMENTS
---------------------

In July 2003, the Company sold its headquarters building to 26 Palmer LLC for $2,875,000. The building and related improvements had a net book value of $1,458,481. The Company reported a deferred gain on the sale totaling $1,254,383, net of closing costs totaling $162,136 in fiscal 2003. The building was then leased back to the Company under a ten-year lease agreement. As a result of the sale/leaseback, the deferred gain is being recognized over the term of the lease at $125,438 per year through fiscal 2013. Among other provisions, the lease provides that additional rent be paid by the Company for real estate taxes and insurance.

The Company entered into a five-year lease commencing June 1, 2006 with a five-year option to renew for the QES operations in Minnesota. In September 2007, the Company renewed its lease on office space in Texas for an additional thirteen months. In addition, the Company has leases on certain of its equipment used in operations.

Future aggregate minimum rentals on these operating leases excluding the sale-leaseback deferred gain are approximately as follows:

    Year ending October 31,
    -----------------------

    2008                          $   1,139,000
    2009                              1,149,000
    2010                              1,160,000
    2011                                833,000
    2012                                388,000
    2013 and thereafter                 298,000
                                  -------------

                                  $   4,967,000
                                  =============


Rent expense was approximately $1,441,000 and $835,000 for the fiscal years ended October 31, 2007 and 2006, respectively.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - REVOLVING CREDIT AGREEMENTS
------------------------------------

In August 2007 the Company requested and received an increase available under its revolving credit agreement. Availability under the revolving credit agreement was increased from $4 million to $6 million each year during the Company's seasonal peak period which occurs during the March through July time-frame. The revolving credit agreement matures on April 30, 2008, if not renewed. Advances are due on demand, are secured by substantially all assets of the Company and its subsidiaries, and are subject to a defined borrowing base that shall not exceed the sum of 80% of eligible accounts receivables and 50% of eligible inventory. Additionally, the Company has secured under the revolving credit agreement three separate Irrevocable Letters of Credit totaling $2,631,810 that reduce the total line available to $1,368,190 during the period of August 2007 through February 2008; and to $3,368,190 during the period of March 2008 through July 2008. Interest on the advances is at 2.5% above LIBOR and is due monthly. Advances of $1,774,819 were outstanding at October 31, 2006. No advances were outstanding at October 31, 2007. The revolving credit agreement contains ongoing financial covenants which are measured on an annual basis beginning October 31, 2007 and quarterly thereafter.


NOTE 6 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:



                                                            October 31,
                                                            -----------
                              Interest       Due
Description                     Rate         Date        2007          2006
-----------                     ----         ----        ----          ----

Equipment loan payable
in monthly installments
of $2,295 including
interest, collateralized
by the equipment                  6%         2009      $ 51,861      $ 75,469

Equipment loan payable
in monthly installments
of $633 plus interest,        Prime + 1%
collateralized by the          (8.75% at
equipment                     10/31/2007)    2008         7,600        15,200

Equipment loan payable
in monthly installments
of $1,708 including
interest, collateralized
by the equipment                  6%         2010        45,871        63,002

Secured term Loan
payable, interest only
from July 1, 2006
through December 1,
2006 then monthly
installments of
$135,668 including interest       **         2011     8,243,320*    9,600,000*

Unsecured loans payable
in semi-annual
installments of $29,656
including interest to
the former two
shareholders of ADI               5%         2008        57,160       111,566
                                                      ---------     ---------

Loan payable, interest
only to former QES
shareholders                      6%         2011     4,000,000     4,000,000
                                                      ---------     ---------

Total long term debt                                 12,405,812    13,865,237

Less:  current maturities                             1,848,187     1,459,502
                                                      ---------     ---------

                                                    $10,557,625   $12,405,735
                                                    ===========   ===========


   * The Company has entered into an interest rate swap agreement with a rate of 2.5% above the one month USD LIBOR BBA on a value of $9,600,000 declining concurrently with the term loan. The Company, in December 2007, refinanced the swap agreement with Banknorth reducing the fixed rate from 7.95% to 7.315%. The interest rate swap expires on May 30, 2011, simultaneously with the maturity of the term loan. The note is secured by the assets of the Company. The promissory note contains financial covenants consisting of a debt service coverage ratio, interest coverage ratio, senior debt to EBITDA ratio, fixed charge coverage ratio as well as certain non-financial covenants, with compliance beginning on October 31, 2007, and quarterly thereafter.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM DEBT (continued)
-----------------------


Approximate maturities of long-term debt for years subsequent to October 31, 2007 are as follows:

Fiscal year ending October 31,
------------------------------

      2008        $1,848,000
      2009         1,930,000
      2010         2,048,000
      2011         6,580,000
                 -----------

                 $12,406,000
                 ===========



NOTE 7 - EMPLOYEE BENEFIT PLANS
--------------------------------

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

In December 2006, the Company's Compensation Committee adopted and approved an executive deferred compensation plan. The primary purpose of the Plan is to provide a deferred compensation arrangement to Executives with respect to employee-elective deferrals and discretionary Company-provided contributions. The Plan is intended to be a "nonqualified deferred compensation plan" as such term is defined and used under Code Section 409A, and thus the Plan is intended to be fully subject to and fully compliant with Code Section 409A. Notwithstanding anything contained in the Plan to the contrary, the Compensation Committee shall have full authority to operate the Plan and to override any provision in the Plan in order for the Plan to be fully compliant - both in form and in operation - with Code Section 409A.

In connection with the acquisition of QES in Fiscal 2006, the Company assumed the existing employees' retirement plan. QES has a qualified 401(k) Profit Sharing Plan. The Plan allows for annual employee contributions of up to 25% of eligible salary. Eligibility requirements are a minimum of 18 years of age with at least six months of service with the Company. The Company matches 100 percent of the first $250 of each employee's contributions, then 50 percent of contributions thereafter up to a maximum of $2,500 or 2.5 percent of employee earnings, whichever is reached first.

For the fiscal years ended October 31, 2007 and 2006, retirement plan costs totaled approximately $429,000 and $369,000, respectively.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

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

As part the QES acquisition (Note 2), the Company issued 222,222 shares of the Series A-2 Preferred Stock. In addition, as part of the related financing of the QES acquisition, the Company entered into a securities purchase agreement for the sale of 1,666,666 shares of the Series A-1 Preferred Stock. At October 31, 2007 and 2006, there were 1,888,888 preferred shares outstanding. Also, as part of the related financing of the QES acquisition, the Company delivered to the escrow agent, 1,111,111 shares of the Series A-2 Preferred Stock (valued at $4.50 per share), which will be deemed earned by, and will be released to the former shareholders of QES if revenue goals over the aggregate earn out period of three fiscal years ending October 31, 2009, are met. As of October 31, 2007, such revenue goals had not been met.

There is no trading market for the Company's Series A-1 Preferred Stock or Series A-2 Preferred Stock, and the Company has no intention of applying to list shares of its Preferred Stock. The Company has agreed to use its best efforts to file a registration statement under the Act with respect to the shares of Common Stock underlying the Series A-1 Preferred Stock, upon request of the Investors, at any time following one year after the issuance date of the Series A-1 Preferred Stock, in accordance with the Investor Rights Agreement. With respect to the 222,222 shares of Series A-2 Preferred Stock issued as part payment of the purchase price at closing, the Company has agreed to use it best efforts to include such shares of Common Stock underlying the Series A-2 Preferred Stock in a registration statement if, and when, filed by the Company, upon request of the Investors, at any time following one year after the issuance date of the Series A-1 Preferred Stock. With respect to the escrowed shares, the Company has agreed to use its best efforts to file a registration statement under the Act for the shares of Common Stock into which the Series A-2 Preferred Stock will be convertible, upon request of the former shareholders of QES following the release, if any, of the escrowed shares, or to include such shares of Common Stock in a registration statement if, and when, filed by the Company with respect to the shares of Common Stock beneficially owned by the Investors.

Initially, the shares of Series A-1 Preferred Stock and the Series A-2 Preferred Sock are convertible into shares of Common Stock on a one-for-one basis. The conversion rate is subject to anti-dilution adjustments set forth in the Certificate of Designations for the Series A Preferred Stock. For the first three years after the issuance, neither Series A-1 Preferred Stock nor Series A-2 Preferred Stock will accrue dividends. Thereafter, dividends will accrue at the rate of 8% per annum, payable in cash or additional shares of Series A Preferred Stock, at the election of the Company; provided, however, that no shares of Series A-2 Preferred Stock will accrue any dividends until, and after the time when, the Series A-2 Preferred Stock is released to the selling shareholders of QES in accordance with the Escrow Agreement.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (continued)
-----------------------------

Warrants Issued for Services
----------------------------

In connection with the purchase of QES, the Company issued to Signal Hill Capital Group, LLC, who represented the Company as its investment banker in connection with the QES acquisition, warrants to purchase up to 50,000 shares of Common Stock of the Company, at an exercise price of $4.50 per share. The warrants are fully exercisable and have a five-year term. The estimated fair value cost of such warrants based on the Black Sholes pricing model is $112,072, which amount was expensed.

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


1991 Plan Weighted Average Option Life and Price as of October 31, 2007:



                              Options Outstanding       Options Exercisable
                                 Weighted avg.             Weighted avg.
                              ---------------------------------------------
Range of                    Remaining
Exercise       No. of         Life        Exercise       No. of    Exercise
Prices         Shares       (months)       Price         Shares     Price


$1.67 - $2.88  100,575         19          $2.34         100,575    $2.34
$3.00 - $4.25   45,875          5          $4.25          45,875    $4.25
               -------                     -----         -------    -----
Totals         146,450         15          $2.94         146,450    $2.94
               =======                     =====         =======    =====

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

1991 Plan activity is summarized as follows:


                        Shares    Option Price Per   Weighted Avg.   Intrinsic
                        ------    ----------------   -------------   ---------
                                       Share        Exercise Price    Value
                                       -----        --------------    -----
                                    Exercisable
                                    -----------

Options outstanding
- October 31, 2005      364,288    $1.67 - $4.38        $3.02
  Granted                    --           --               --
  Canceled              (48,525)   $1.67 - $4.38        $4.28
  Exercised             (59,210)   $2.88 - $3.00        $2.88

Options outstanding
- October 31, 2006      256,553    $1.67 - $4.25        $2.81
  Granted                    --          --                --
  Canceled                 (625)       $3.38            $3.38
  Exercised            (109,478)   $1.67 - $3.00        $2.64         $330,391
                       --------

Options outstanding
- October 31, 2007      146,450    $1.67 - $4.25        $2.94         $302,013
                        =======
Options exercisable
- October 31, 2007      146,450    $1.67 - $4.25        $2.94         $302,103
                        =======


2000 Stock Incentive Plan
-------------------------

In February of Fiscal 2000, the Company adopted the 2000 Stock Incentive Plan (the "2000 Plan") which supersedes the 1991 Plan. Options outstanding under the 1991 Plan at October 31, 2000 will remain effective until exercised, forfeited, cancelled, or expired without exercise. The 2000 Plan calls for options to purchase up to an aggregate of an additional 300,000 shares of the Company's common stock plus such additional shares as may become available under the 1991 Plan by reason of forfeiture of awards granted there under or cancellation or expiration of such shares without exercise, and may be granted to officers, key employees, directors, and consultants of the Company. At the Annual Meeting of Stockholders held on April 29, 2005, the stockholders approved an amendment to the 2000 Plan increasing by 200,000 the number of shares eligible to be issued pursuant to the 2000 Plan. Subject to the terms of the 2000 Plan, the Board of Directors is authorized to select optionees and determine the number of shares covered by each option, its exercise price and certain of its other terms. No one participant may receive an award in excess of 150,000 shares in any three fiscal-year period. Prior to Fiscal 2006, all options were 100% vested after twelve months and may be exercised for a nine-year period commencing one year from the date of grant. Effective for options granted under the 2000 Plan in Fiscal 2006 and thereafter, such options will become exercisable in three equal annual installments following the grant date. The exercise price of an option granted under the 2000 Plan may not be less than the fair market value of the Company's common stock on the date of grant.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

2000 Plan Weighted Average Option Life and Price as of October 31, 2007:

                              Options Outstanding       Options Exercisable
                                 Weighted avg.             Weighted avg.
                              ---------------------------------------------
Range of                    Remaining
Exercise         No. of       Life        Exercise       No. of    Exercise
Prices           Shares     (months)       Price         Shares     Price


$0.46 - $2.10    109,300       66          $1.33         109,300    $1.33
$2.85 - $7.28    268,333       98          $4.16         152,833    $3.43
                 -------                                 -------
Totals           377,633       89          $3.34         262,133    $2.56
                 =======                                 =======


2000 Plan activity is summarized as follows:


                        Shares    Option Price Per   Weighted Avg.   Intrinsic
                        ------    ----------------   -------------   ---------
                                       Share        Exercise Price    Value
                                       -----        --------------    -----
                                    Exercisable
                                    -----------



Options outstanding -
October 31, 2005       334,300     $0.46 - $3.785        $2.62
  Granted              142,500     $2.85 - $4.50         $4.41
  Canceled              (2,500)        $3.15             $3.15
  Exercised            (11,000)    $0.65 - $3.15         $1.99
                       -------

Options outstanding -
October 31, 2006       463,300     $0.46 - $4.50         $3.18
  Granted               25,500         $7.28             $7.28
  Canceled                  --          --                  --
  Exercised           (111,167)    $2.10 - $4.50         $3.59       $351,442
                      --------

Options outstanding -
October 31, 2007       377,633     $0.46 - $7.28         $3.34       $685,014
                       =======
Options exercisable -
October 31, 2007       262,133     $0.46 - $4.50         $2.56       $640,014
                       =======

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

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

Directors' Plan Weighted Average Option Life and Price as of October 31, 2007:


                              Options Outstanding       Options Exercisable
                                 Weighted avg.             Weighted avg.
                              ---------------------------------------------
Range of                    Remaining
Exercise         No. of       Life        Exercise       No. of    Exercise
Prices           Shares     (months)       Price         Shares     Price

$0.62 - $2.252   31,875        47          $0.97         31,875     $0.97
$2.96 - $5.50    65,625        93          $3.62         37,292     $3.30
                 ------                                  ------
Totals           97,500        78          $2.75         69,167     $2.23
                 ======                                  ======

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------

Directors' stock option plan activity is summarized as follows:


                        Shares    Option Price Per   Weighted Avg.   Intrinsic
                        ------    ----------------   -------------   ---------
                                       Share        Exercise Price    Value
                                       -----        --------------    -----
                                    Exercisable
                                    -----------

Options outstanding -
October 31, 2005        76,875     $0.62 - $7.85         $2.31
  Granted               12,500         $2.96             $2.96
  Canceled              (1,250)        $7.85             $7.85
  Exercised                 --            --                --

Options outstanding -
October 31, 2006        88,125     $0.62 - $4.25         $2.25
  Granted               20,000     $4.15 - $5.50         $4.49
  Canceled                  --          --                  --
  Exercised            (10,625)    $0.69 - $3.19         $1.89        $45,575
                       -------

Options outstanding -
October 31, 2007        97,500     $0.62 - $5.50         $2.75        $221,615
                        ======
Options exercisable -
October 31, 2007        69,167     $0.62 - $4.25         $2.23        $191,865
                        ======


Consultants Stock Incentive Plan
--------------------------------

In 1997, the Company adopted a Consultants Stock Incentive Plan (the "CSI Plan") whereby options to purchase up to 50,000 shares of the Company's common stock may be granted to consultants or advisors of the Company. Subject to the terms of the CSI Plan, a committee of the Board of Directors is authorized to select participants and determine the number of shares covered by each option, the option's exercise price and other terms. The exercise price, however, may not be less than the fair market value of the Company's common stock on the date of the grant. CSI Plan activity is as follows:


                        Shares    Option Price Per Share   Intrinsic
                        ------    ----------------------   ---------
                                                           Value
                                                           -----

Options outstanding -
October 31, 2006         7,500         $.90
  Exercised             (7,500)        $.90                $30,750
                        ------
Options outstanding -
October 31, 2007            --           --                     --
                        ======

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES
---------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred income tax assets and liabilities are comprised as follows:


                                                        October 31,
                                                        -----------
                                                  2007              2006
                                                  ----              ----
Deferred tax assets:
  Net operating loss                          $       --       $   760,901
  Deferred gain                                  291,435           342,865
  Asset impairment                               165,743           250,338
  Salaries                                        86,632            81,186
  Rent                                            52,212            47,170
  Unused employee vacation                       255,598           228,054
  Non-competition covenants
   and customer contracts                      1,185,265           117,333
  Other                                           74,319            79,504
                                              ----------       -----------

  Gross deferred tax assets                    2,111,204         1,907,351
                                              ----------       -----------

Deferred tax liabilities:

  Goodwill                                      (529,997)         (217,941)
  Depreciation                                   (73,487)               --
  Deferred revenue                              (174,178)               --
                                              ----------       -----------

  Gross deferred liabilities                    (777,662)         (217,941)
                                              ----------       -----------

Net deferred tax assets                       $1,333,542        $1,689,410
                                              ==========       ===========



The deferred tax assets and liabilities include the following amounts:




                                              Fiscal Year Ended October 31,
                                              -----------------------------
                                                  2007              2006
                                                  ----              ----
Current deferred tax assets                     $443,188          $364,031
                                              ==========
Current deferred tax liabilities                (174,178)               --
                                              ----------          --------
Net current deferred tax assets                 $269,010          $364,031
                                              ==========          ========

Non-current deferred tax assets               $1,668,016        $1,543,320
Non-current deferred tax liabilities            (603,484)         (217,941)
                                              ----------        ----------
Net non-current deferred tax assets           $1,064,532        $1,325,379
                                              ==========        ==========

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (Continued)
---------------------

The Company believes it is more likely than not that this net deferred tax asset will be realized in future periods and, accordingly, no valuation allowance has been recorded.

The Company's income tax provision (benefit) consists of the following:



                                              Fiscal Year Ended October 31,
                                              -----------------------------
                                                  2007              2006
                                                  ----              ----
Current:
  Federal                                       $ 48,418          $ 12,938
  State                                          182,643           259,640
                                                --------          --------

                                                 231,061           272,578
                                                --------          --------

Deferred:
  Federal                                        323,045          (432,356)
  State                                           66,509           (89,014)
                                                --------          --------

                                                 389,554          (521,370)
                                                --------          --------

Income tax provision (benefit)                  $620,615         $(248,792)
                                                ========         =========


A reconciliation of the difference between the expected income tax rate using the statutory Federal tax rate and the Company's effective rate is as follows:


                                              Fiscal Year Ended October 31,
                                              -----------------------------
                                                  2007              2006
                                                  ----              ----

U.S. Federal income tax (benefit)
at statutory rate                                  34%              (34%)

State income tax, net of Federal
income tax effect                                  10                15

Other, including change in
deferred tax rate*                                 23                 1
                                                   --                --

Effective tax (benefit) rate                       67%              (18)%
                                                   ==               ===

* The effective rate is negatively affected by the limitation of previous year's state loss carry forward amounts to be utilized against certain current state level taxable income.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

Camden Entities Transactions.  In connection with the
----------------------------
acquisition of QES, the Company entered into a securities purchase agreement the with Camden Entities, pursuant to which the Company issued and sold to the Investors 1,666,667 shares of its Series A-1 Preferred Stock (valued at $7,500,000, based on a price of $4.50 per share). The proceeds from the sale of stock were used to pay a portion of the purchase price for the shares of QES and closing costs for the transaction, with the balance being retained by the Company for working capital. The transaction did not involve a public offering pursuant to the exemption from registration provided by Section 4(2) of the Act.

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

Cahill, Warnock Strategic Partners Fund, L.P. ("CW") and Strategic Associates, L.P. ("SA") are stockholders of the Company and affiliates of Camden III and Camden III-A. David Warnock and Donald Hughes, who are directors of the Company, are each general partners of the general partner of CW and SA. In addition, Mr. Warnock is President and Mr. Hughes is Executive Vice President of Camden Partners Holdings, LLC, which serves as an advisor to Camden III, Camden III-A, CW and SA.

As of the date of this Report, the Camden Entities beneficially own 36.3% of the Company's Common Stock on a fully-diluted basis. The entities controlled by Messrs. Warnock and Hughes - the Cahill Warnock Entities and the Camden Entities - beneficially own an aggregate of 46.1% of the Company's Common Stock on a fully diluted basis.

Acquisition of QES.  In consideration for his sale of shares of
------------------
QES stock, Mr. Naegeli (who has since been elected a director of the Company), as a selling shareholder, received 43,488 shares of Series A-2 Preferred Stock, which are convertible into 43,488 shares of Common Stock of the Company, subject to anti-dilution adjustments. Mr. Naegeli is also a shareholder in Questar Data Systems ("QDS"). In connection with the acquisition of QES, the Company purchased, on a contractual basis monthly, services from QDS for certain accounting and administrative functions. The monthly fee for these services was $15,500 beginning in June 2006. Total fees paid in Fiscal 2007 and Fiscal 2006 to QDS were $24,000 and $77,500, respectively. The contract for services with QDS concluded in December 2006 with no further obligations due from the Company.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS (continued)
------------------------------------

As part of the acquisition of QES, the Company entered in two separate lease agreements with the former shareholders of QES. Through one lease agreement, the Company rents approximately 49,000 square-feet of office space in Apple Valley, Minnesota. The initial term of this lease is for five years concluding on May 31 2011 with the Company holding an option to renew for an additional five-year period. Pursuant to the second lease agreement the Company uses 45,000 square-foot of distribution center also in Apple Valley, Minnesota. This lease also concludes on May 31, 2011 with the Company holding an option to renew for an additional five-year period. The Company also holds an option to lease an additional 11,000 square feet of distribution center space that is adjacent to the current distribution center.

Future minimum lease payments (which are also included in the lease payments in Note 4 for the Apple Valley facilities) for the years ending October 31, are as follows:

         2008                     $780,000
         2009                      780,000
         2010                      780,000
         2011                      455,000
         Total                  $2,795,000


Legal Fees. One of the Company's directors, Steven R. Berger, is a shareholder in Vedder Price P.C. The Company has retained Vedder Price P.C. as its special securities counsel, and the Company paid an aggregate of $153,481 and $238,237 in legal fees and expense in Fiscal 2007 and Fiscal 2006, respectively.


NOTE 11 - REVENUE BY PRODUCT LINE
---------------------------------

The Company operates as one business segment, with two major product lines. The Company's revenues by major product line for the years ended October 31, 2007 and 2006, are as follows:


                                                  2007              2006
                                                  ----              ----
    Custom product line                       $41,265,316       $22,099,475
    Proprietary product line                    2,072,838         1,586,738
                                              -----------       -----------
    Total revenue                             $43,338,154       $23,686,213
                                              ===========       ===========

                              SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             QUESTAR ASSESSMENT, INC.


January 28, 2008                             By:/s/ ANDREW L. SIMON
                                                -------------------
                                                Andrew L. Simon
                                                Chief Executive Officer




January 28, 2008                             By:/s/ JAMES J. WILLIAMS
                                                ---------------------
                                                James J. Williams
                                                Chief Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                         Title                       Date
      ---------                         -----                       ----

/s/ ANDREW L. SIMON             Director and Chairman        January 28, 2008
-------------------------
    Andrew L. Simon                 of the Board

/s/ MICHAEL D. BECK
-------------------------
    Michael D. Beck                   Director               January 28, 2008

/s/ STEVEN R. BERGER
-------------------------
    Steven R. Berger                  Director               January 28, 2008

/s/ DONALD W. HUGHES
-------------------------
    Donald W. Hughes                  Director               January 28, 2008

/s/ MARTIN MALESKA
-------------------------
    Martin Maleska                    Director               January 28, 2008

/s/ THEODORE NAEGELI
-------------------------
    Theodore Naegeli                  Director               January 28, 2008

/s/ CHRIS L. NGUYEN
-------------------------
    Chris L. Nguyen                   Director               January 28, 2008

/s/ THOMAS G. STRUZZIERI
-------------------------
    Thomas G. Struzzieri              Director               January 28, 2008

/s/ DAVID L. WARNOCK
-------------------------
    David L. Warnock                  Director               January 28, 2008