Form 10QSB
period 2008-01-31
QUESTAR ASSESSMENT, INC.
filed 2008-03-31
CIK 726603

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB

(Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended January 31, 2008

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from              to
                                                 ------------    -----------

  Commission file number     1-16689
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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ______ No ___X___


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 2008, 3,133,046 shares of Common Stock, par value $.0001 per share.


     Transitional Small Business Disclosure Format (check one):
Yes _______  No ___X___

                                 PART I

ITEM 1. FINANCIAL STATEMENTS

        The Company's financial statements for the three months ended January 31, 2008 are attached to this Report, commencing at F-1.

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

OVERVIEW

        Questar Assessment, Inc. (the "Company") competes exclusively in the assessment marketplace. With the advent of No Child Left Behind legislation ("NCLB"), the Company's Board of Directors and management made the strategic decision to focus the organization on the fast-growing assessment segment of the K-12 education market.
The Company competes in both the custom and proprietary product lines of the assessment marketplace. Over the past decade, this market has been moving towards custom testing as a result of NCLB legislation requiring that student success be measured against state-specific standards established by each individual state. The Company has recognized this trend and has aligned its long-term and short-term strategic initiatives and resources to take advantage of these changes in the market. During the fiscal year ended October 31, 2006 ("Fiscal 2006"), the Company decided to minimize its efforts in growing its proprietary products business, and to devote significant resources to expanding its custom testing services.
The Company implemented this strategy by acquiring all the outstanding stock of Questar Educational Systems, Inc. ("QES") in
May 2006. QES provides test delivery, scoring, and score analysis capabilities for state testing programs. This acquisition has allowed the Company to expand its service offerings in the large-scale assessment industry.

        As a result of the QES acquisition, the change in the Company's strategic initiatives and the industry shift from proprietary to custom work, the Company believes that the description of its revenues as either custom or proprietary no longer fully represents the Company's business. Consequently, the Company combined categories in the reporting of its assessment revenues. Additionally, beginning with the first reporting period that included the QES acquisition, which occurred in the third quarter of Fiscal 2006, the Company has been reporting revenues with QES and without QES in this section since that acquisition had a significant impact on the overall revenues for the Company. However, effective with the fiscal quarter ended January 31, 2008, and for all future periods, the Company will not be separately reporting in this section revenues with and without QES. The Company has determined that because of the completed integration of staff personnel, brands, systems and management that such separation of revenue is no longer meaningful.

        The Company's corporate headquarters are located at 4 Hardscrabble Heights, P.O. Box 382, Brewster, New York 10509. The Company's telephone number is (845) 277-8100 and its facsimile number is (845) 277-3548. The Company maintains a website at www.questarai.com. Information contained on the Company's website is not, and should not be deemed to be, incorporated into this Report. As used in this Report, the term "Company" refers to Questar Assessment, Inc. and its subsidiaries, unless the context otherwise indicates.

ACQUISITION OF QES

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

RESULTS OF OPERATIONS

        The following are selected ratios as a percentage of total revenues based on the Company's financial statements:

                                        Fiscal Quarter Ended January 31,
                                        --------------------------------
                                            2008               2007
                                            ----               ----

     Total Revenues                         100%               100%
       Gross profit margins.............     43%                46%
     Operating expenses:
       Selling expenses.................     11%                 6%
       Depreciation and amortization....     10%                10%
       General & administrative.........     68%                36%
                                            ---                ---
     Loss from operations...............    (46)%               (6)%
     Other expense......................     (8)%               (2)%
                                            ---                ---
     Loss before income tax benefit.....    (54)%               (8)%
     Income tax benefit.................    (21)%               (3)%
                                            ---                ---
     Net loss from operations...........    (33)%               (5)%


        REVENUES.  The Company's revenues for the three months ended
        --------
January 31, 2008 (the "current quarter") were $4,940,928 representing a 48% decrease, or $4,651,085, from $9,592,013 for the three months ended January 31, 2007 (the "prior quarter"). The decrease is primarily related to the completion, during Fiscal
2007, of two large contracts for custom project-related work that were acquired from QES in Fiscal 2006. The Company has been aggressively engaging in significant business development activities to replace the revenue from such contracts. Although the Company has obtained new contracts, related revenue to be earned has not yet offset the loss of the revenues previously earned in the comparable prior quarter from the contracts that were concluded.

        COST OF GOODS SOLD.  Cost of goods sold decreased by 46%, or
        ------------------
$2,383,207, from $5,203,142 in the comparable prior quarter to $2,819,935 in the current quarter. As a percentage of revenue, cost of goods represented 57% of revenues in current quarter and 54% of revenues in the comparable prior quarter. The dollar decrease in cost of goods is primarily related to the conclusion in Fiscal 2007 of two large contracts.

        GROSS PROFIT.  The Company's gross profit decreased by
        ------------
$2,267,878, or 52%, from $4,388,871 in the comparable prior quarter to $2,120,993 in the current quarter. The gross profit margin was 46% in the comparable prior quarter and 43% in the current quarter. The overall dollar decrease in gross profit dollars is primarily the result of the conclusion of two contracts as outlined in the revenues and cost of goods sold sections above. As the Company continues to bid and win larger custom assessment projects, the gross margin as a percentage of revenue may be less than the Company has historically realized, though the net gross profit amounts may be larger. Gross margins from period to period may vary as the mix of the type and size of projects change. In addition, during the course of a project's life, scope changes in the project may affect the overall total costs associated with such project and may affect the profit margin ultimately realized by the Company on such project.

        SELLING EXPENSES.  The Company's selling expenses decreased by
        ----------------
$49,494, or 9%, from $581,959 in the comparable prior quarter to $532,465 in the current quarter. Selling expenses represented 6% of revenues in the comparable prior quarter compared to 11% in the current quarter. The increase as a percentage of revenue was the result of the Company earned significantly lower revenues in the current quarter versus the comparable prior quarter. The amount of dollars the Company spends on sales-related activities is primarily attributable to staffing costs, both internally and in the form of consultants, agents and representatives engaged by the Company in particular strategic markets. The labor cost associated with staffing is not variable to revenue on a quarter-by-quarter basis.
The Company expects to continue to invest, when appropriate, in selling-related activities in order to drive future revenue growth.


        DEPRECIATION AND AMORTIZATION.  The Company's depreciation and
        -----------------------------
amortization expense decreased by $447,401, or 48%, from $928,591 in the comparable prior quarter to $481,190 in the current quarter. The decrease in depreciation and amortization is primarily the result of reduced amortization expense in the current quarter versus the comparable prior quarter associated with certain intangible assets acquired in the QES acquisition. These assets will be fully amortized in Fiscal 2009. The amortization expense for these assets in the comparable prior quarter was $654,299 compared to $184,400 in the current quarter.

Future Amortization Expense of QES Intangible Assets (through Fiscal 2009)


                     Non-Competition     Customer
                     ---------------     --------
                        Covenants        Contracts         Total
                        ---------        ---------         -----

Fiscal 2008    Q2        $26,305         $158,095         $184,400
               Q3        $26,305         $158,905         $184,400
               Q4        $26,305         $158,905         $184,400

Fiscal 2009    Q1        $26,305         $100,700         $127,005
               Q2        $26,305         $100,700         $127,005
               Q3        $26,305         $100,700         $127,005
               Q4        $26,305         $100,700         $127,005


        GENERAL AND ADMINISTRATIVE.  The Company's general and
        --------------------------
administrative ("G&A") expenses for the current quarter decreased $38,567, or 1%, from $3,440,105 in the comparable prior quarter to $3,401,538 in the current quarter. G&A expense was 68% of revenues in the current quarter versus 36% in comparable prior quarter. The overall amount expended on G&A costs in the current quarter compared to the comparable prior quarter was essentially flat as the Company has undertaken various cost efficiency initiatives since the QES acquisition to leverage all staff and personnel within the organization. G&A, as a percentage of revenue, increased as a result of a substantial decrease in current quarter revenues when compared to the comparable prior quarter. The Company currently expects that in the near term, total dollars expended on G&A will remain relatively flat when compared to expenditures in the current quarter.

        OTHER INCOME (EXPENSE).  Net other income (expense) increased
        ----------------------
from $(177,742) in the comparable prior quarter to ($397,258) in the current quarter. Interest expense increased $195,816 in the current quarter compared with the comparable prior quarter. The additional interest expense was the result of recognizing the non-cash impact of the change in market interest rates when compared to the fixed interest rate the Company pays on its term loan and SWAP agreement.

        NET LOSS AND LOSS PER SHARE.  The Company had a net loss of
        ---------------------------
$(1,656,371) in the current quarter compared with a net loss of $(455,857) in the comparable prior quarter. The increase in net loss is attributable to the large reduction in both revenue and corresponding gross profit dollars when compared to the comparable prior quarter. The reduction was due to the conclusion in Fiscal 2007 of two large contracts originally acquired from QES. The Company had a basic loss per share of $(0.33) for the current quarter versus a basic loss per share of $(0.09) for the comparable prior quarter. The basic and diluted weighted average shares outstanding were 5,021,935 for the current quarter versus 4,866,850 basic and diluted weighted average shares outstanding for the comparable prior quarter.

        EBITDA FROM OPERATIONS.  EBITDA is defined as earnings before
        ----------------------
interest expense, income tax expense, depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the U.S., or GAAP, and should not be considered an alternative to net income, or any other measure of performance under GAAP, or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. EBITDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBITDA are:

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

        Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to service our debt or to invest in the growth of our business. We compensate for these limitations by relying on our GAAP results as well as on our EBITDA. Our management believes that EBITDA is useful in evaluating our operating performance in relation to other companies in our industry because the calculation of EBITDA generally eliminates the effects of financing and income tax items that vary for different companies for reasons unrelated to overall operating performance.

        In order to facilitate an understanding of the components of EBITDA and their effect on the results of operations, the following table is provided as a reconciliation of reported loss from operations to EBITDA from operations. Management believes that this table enables a better understanding of the current and prior amount of depreciation and amortization included in loss from operations.

                                                         EBITDA
                                                         ------

                                 Quarter Ended January 31,     Quarter Ended January 31,
                                           2008                          2007
                                           ----                          ----
Loss from Operations............       $(2,294,200)                   $ (561,784)
Depreciation & Amortization*....           598,518                     1,004,032
                                       -----------                    ----------
EBITDA from Operations..........       $(1,695,682)                     $442,248

* Included in Depreciation and Amortization above is amortization recorded in Cost of Goods
Sold in the accompanying financial statements. These amounts were $117,328 and $75,441 for the fiscal quarters ended January 31, 2008 and 2007, respectively.



LIQUIDITY AND WORKING CAPITAL

        WORKING CAPITAL.  Working capital decreased by $1,779,034
        ---------------
during the current quarter from $4,544,666 at October 31, 2007 to $2,765,632 at January 31, 2008. The ratio of current assets to current liabilities was approximately 1.48 to 1.0 on January 31, 2008 versus 1.84 to 1.0 on October 31, 2007. The decrease in working capital dollars as well as the decrease in the corresponding ratio is primarily the result of the net loss for the current quarter.

        CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES.  During
        ----------------------------------------------------
the current quarter, the Company had net cash used in operating activities of $(170,051), as compared to $1,998,685 provided by operating activities in the comparable prior quarter. The decrease in cash provided from operating activities resulted primarily from an increase in the net loss recorded in the current quarter compared to the comparable prior quarter.

        CASH FLOW USED IN INVESTING ACTIVITIES.  During the current
        --------------------------------------
quarter, the Company had net cash used in investing activities of $(140,344) as compared to $(210,958) for the comparable prior quarter. The cash used in investing activities during the current quarter was the result of purchases of equipment which the Company utilizes in operations, as well as minor investments in the maintenance of the Company's proprietary products.

        CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES.  The
        ----------------------------------------------------
Company had net cash used in financing activities of $(458,898) for the current quarter as compared to net cash used in financing activities of $(1,681,482) for the comparable prior quarter. The net cash used in financing activities in the current quarter resulted from the payment of current principal due on long term debt associated with the acquisition of QES in Fiscal 2006.
Additionally, in the prior quarter the Company repaid the balance outstanding on its revolving credit agreement in the amount of $1,774,819. Subsequent to the end of the current quarter, the Company requested and obtained from its lender a waiver of certain technical defaults under its credit agreement that existed on the last day of the quarter.

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

        We believe we have sufficient liquidity to meet our needs over the next twelve months. However, we may need to raise additional financing to support our operations and planned growth activities in the future. To achieve profitability in the future, we must generate substantially more revenue than we have in the current quarter. Our ability to achieve significant revenue growth will depend, in large part, on our ability to obtain additional new contracts and to maintain existing contracts, although there can be no assurance that this will occur. In this regard, during Fiscal 2007 and 2008, we added approximately $75 million of new contract revenues to our backlog for Fiscal 2008 and subsequent years. Our total backlog volume, as of the end of the current quarter is in excess of $100 million. Additionally, in order to fuel revenue generating activities, we have tripled in the past twelve months the number of personnel engaged principally in business development initiatives.

Long-term debt, operating leases, and other long-term obligations as of January 31, 2008 mature as follows:


                                                            Payments Due
                                                            ------------

                                                              13 - 36       37 - 60      More Than 60
                                                              -------       -------      ------------
Obligations                  Total          0 - 12 months      months        months         months
-----------                  -----          -------------      ------        ------         ------

Long-term debt            $11,946,914         $1,853,266     $4,043,918    $6,049,730       $     --

Operating Leases            4,683,600          1,141,219      2,312,911     1,030,965        198,505

Interest payments (1)       1,975,578            759,591      1,092,823       123,164             --

Other long-term
obligations(2)              1,716,734          1,605,567        111,167            --             --
                          -----------         ----------     ----------    ----------       --------
TOTAL
OBLIGATIONS               $20,322,826         $5,359,643     $7,560,819    $7,203,859       $198,505
                          ===========         ==========     ==========    ==========       ========

(1)  Relates to future interest payments due on long-term debt

(2) Relate to employment contracts in effect at the end of the current quarter. If an employee covered by an employment contract is terminated by the company without cause a portion of the long term obligation recorded above would be payable to the terminated employee.


ITEM 3.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

        An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as of the end of the Company's fiscal quarter ended January 31, 2008. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company is the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b)	Internal Control Over Financial Reporting

        An evaluation of any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), that occurred during the Company's fiscal quarter ended January 31, 2008, was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. The Company's Chief Executive Officer and Chief Financial Officer concluded that no change identified in connection with such evaluation has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        *  Deficits in state and school budgets;

        *  The loss of any significant customer;

        * The ability of the Company to compete successfully with other providers of standardized tests;

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

        * The period over which the Company's backlog of services will be performed.

        The Company undertakes no obligation to release publicly any revisions to its forward-looking statements or to reflect on events or circumstances after the date of this Report.

                                   PART II

                             OTHER INFORMATION

ITEM1.  LEGAL PROCEEDINGS

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

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES

           INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----
      Condensed Consolidated Balance Sheets                            F-2&3

      Condensed Consolidated Statements Of Income                      F-4

      Condensed Consolidated Statements Of Cash Flows                  F-5&6

      Notes to Condensed Consolidated Financial Statements             F-7

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                            January 31, 2008    October 31, 2007
                                            ----------------    ----------------
                                               (Unaudited)
                                               -----------

ASSETS
------
Current assets:
Cash and cash equivalents                     $ 1,643,828         $ 2,413,121
Restricted cash                                    23,227              23,455
Accounts receivable, net of allowance
 for doubtful accounts of $33,000               4,775,632           6,254,095
Inventories                                       367,598             319,524
Prepaid expenses and other current assets       1,016,778             652,486
Deferred income taxes                             685,715             269,010

Total current assets                            8,512,778           9,931,691

Property and equipment                          3,276,808           3,483,049

Other assets:
Test passage bank and test development          2,460,890           2,509,631
Non-competition covenants                         184,134             210,439
Customer contracts                              1,141,121           1,299,216
Goodwill                                       13,199,084          13,199,084
Deferred income taxes                           1,749,103           1,064,532
Deferred financing costs and other assets         263,534             282,326
                                              -----------         -----------

Total assets                                  $30,787,452         $31,979,968
                                              ===========         ===========






See notes to condensed consolidated financial statements.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES

                                            January 31, 2008    October 31, 2007
                                            ----------------    ----------------
                                               (Unaudited)
                                               -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current maturities of long-term debt         $ 1,853,266        $ 1,848,187
  Accounts payable                               1,065,587            947,657
  Accrued expenses                               1,741,108          2,465,743
  Billings in excess of costs                      961,747                 --
  Deferred gain on sale of building -
    current portion                                125,438            125,438
                                               -----------        -----------

      Total current liabilities                  5,747,146          5,387,025

Long-term debt, less current maturities         10,093,648         10,557,625
Interest rate swap agreement                       283,307             73,382
Other                                              213,299                 --
Deferred gain on sale of building, net
  of current portion                               554,019            585,379
                                               -----------        -----------

      Total liabilities                         16,891,419         16,603,411
                                               -----------        -----------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.0001 par value,
   5,000,000 shares authorized;
   1,888,888 shares issued and
   outstanding                                         189                189
 Common stock, $.0001 par value,
   20,000,000 shares authorized;
     3,133,046 and 3,084,443 shares
   issued and outstanding, respectively                313                308
 Additional paid-in capital                     15,809,649         15,502,129
 Accumulated deficit                            (1,914,118)          (126,069)
                                               -----------        -----------

      Total stockholders' equity                13,896,033         15,376,557
                                               -----------        -----------

Total liabilities and stockholders' equity     $30,787,452        $31,979,968
                                               ===========        ===========


See notes to condensed consolidated financial statements.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED JANUARY 31, 2008 and 2007
                                (Unaudited)



                                                     2008              2007
                                                     ----              ----


Net revenue earned                               $ 4,940,928        $9,592,013

Cost of goods sold                                 2,819,935         5,203,142
                                                 -----------        ----------

Gross profit                                       2,120,993         4,388,871
                                                 -----------        ----------

Operating expenses:
  Selling                                            532,465           581,959
  Depreciation and amortization                      481,190           928,591
  General and administrative                       3,401,538         3,440,105
                                                 -----------        ----------

Total operating expenses                           4,415,193         4,950,655
                                                 -----------        ----------

Loss from operations                              (2,294,200)         (561,784)

Other income (expense):
  Deferred gain realized on
   leaseback of building                              31,360            31,359
  Gain on sale of assets                                  --            32,637
  Interest income                                      9,305               369
  Interest expense                                  (437,923)         (242,107)
                                                 -----------        ----------

Loss before income tax benefit                    (2,691,458)         (739,526)

Income tax benefit                                (1,035,087)         (283,669)
                                                 -----------        ----------

Net loss                                         $(1,656,371)       $ (455,857)
                                                 ===========        ==========

Weighted average number of common
and convertible preferred shares
outstanding:
  Basic and diluted                                5,021,935         4,866,850


Net loss per common share:
  Basic and diluted                              $     (.33)        $     (.09)




See notes to condensed consolidated financial statements.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED JANUARY 31, 2008 and 2007
                                (Unaudited)



                                                     2008              2007
                                                     ----              ----



OPERATING ACTIVITIES
Net loss                                         $(1,656,371)       $ (455,857)

Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
  Depreciation and amortization                      598,518         1,004,032
  Deferred income taxes                           (1,053,996)         (287,668)

  Gain on sale of equipment                               --           (32,637)
  Deferred gain realized                             (31,360)          (31,359)
  Stock-based compensation expense                    96,272            48,791
  Change in interest swap agreement
   liability                                         209,925           (41,195)

  Non-cash restricted stock awards                   213,525                --

  Taxes paid in conjunction with exercise
   of stock options                                   (2,272)               --
  Income tax and interest expense
   adjustments to other liability
   relating to the adoption of FIN 48                 21,958                --
  Other                                               12,383                --
Changes in operating assets and liabilities
  Restricted cash                                        228            (1,542)
  Accounts receivable                              1,478,463         1,752,638
  Inventories                                        (48,074)           69,069
  Prepaid expenses and other current assets         (364,292)         (170,433)

  Accounts payable and accrued expenses             (606,705)         (470,490)
  Billings in excess of cost                         961,747           615,336
                                                 -----------        ----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               (170,051)        1,998,685
                                                 -----------        ----------


INVESTING ACTIVITIES
  Purchase of property and equipment                 (75,924)          (86,483)
  Test passage bank and test development             (64,420)         (124,475)
                                                 -----------        ----------

NET CASH USED IN INVESTING ACTIVITIES               (140,344)         (210,958)
                                                 -----------        ----------



See notes to condensed consolidated financial statements.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES



              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED JANUARY 31, 2008 and 2007 (continued)
                                (Unaudited)



                                                     2008              2007
                                                     ----              ----

FINANCING ACTIVITIES
  Net payments on revolving credit agreement              --        (1,774,819)
  Principal payments on long-term debt              (458,898)         (174,372)
  Proceeds from sale of fixed assets                      --            75,000
  Proceeds from the exercise of employee
    stock options                                         --           192,709
                                                 -----------        ----------


NET CASH USED IN FINANCING ACTIVITIES               (458,898)       (1,681,482)
                                                 -----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         (769,293)          106,245

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                             2,413,121           789,288
                                                 -----------        ----------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                  $1,643,828          $895,533
                                                 ===========        ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Changes due to adoption of FIN 48:
  Charge to accumulated deficit                   $ (131,678)               --
                                                 ===========        ==========
  Other long term liabilities                     $  178,958                --
                                                 ===========        ==========

Deferred Income taxes                             $  (47,280)               --
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

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

The accompanying condensed unaudited consolidated financial information has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the three-month period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

The condensed consolidated balance sheet at October 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation.

This financial information should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended
October 31, 2007.

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

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for obsolete inventories, impairment considerations and useful lives for other assets. Actual results could differ from those estimates.


Revenue, Account Receivable and Allowance for Doubtful Accounts
---------------------------------------------------------------

The Company recognizes revenue from two primary sources - sales and services associated with its proprietary tests and the recognition of revenue from performance on custom assessment contracts.

Revenues from the sales of proprietary tests, including sales of related ancillary materials and performance of scoring services are recognized when the Company ships the physical product from its warehouse or when the revenues have been realized or become realizable and have been earned pursuant to Staff Accounting Bulletin No. 104, "Revenue Recognition". Shipping charges are included in revenue in the accompanying condensed consolidated statements of income.

The Company's revenues from the performance of assessment, consulting and psychometric services under long term custom assessment contracts are recognized on the percentage of completion basis pursuant to the provisions of Statement of Position No. 81-1, "Accounting for Performance of Construction-type and Certain Production-type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction-type Contracts". For each contract, for each reporting period, the Company compares the costs incurred in the course of performing such contract to the total estimated costs of full performance of the contract and recognizes a proportionate amount of revenue for such period. In addition, the Company records revenue from software pursuant to the provisions of Statement of Position No. 97-2, "Software Revenue Recognition", and in the Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions".

As of January 31, 2008, the Company reported billings in excess of costs of $961,747, which are listed as deferred revenue. As of October 31, 2007, the Company reported costs in excess of billings of $138,672, which were included within accounts receivable.

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

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------------

Accounts receivable consists of the following:


                                        January 31,          October 31,
                                           2008                  2007
                                           ----                  ----

Billed, net of allowance                $4,775,632           $6,115,423
Costs and estimated profits
in excess of billings                           --              138,672
                                        ----------           ----------
                                        $4,775,632           $6,254,095
                                        ==========           ==========

Inventories
-----------

Based on the nature of the Company's operations, inventories consist solely of finished goods. These are stated at the lower of cost (first-in, first-out method) or market. At both January 31, 2008 and October 31, 2007, inventories were net of reserves of $148,000.

Property and Equipment
----------------------

Property and equipment are stated at cost. The Company generally provides for depreciation generally on an accelerated method (double-declining balance) for personal property and on the straight line method for real property, based upon the assets' estimated useful lives as follows:

     Furniture, fixtures and equipment                   5 to 7 years
          Leasehold improvements            10 years (or lease term, if shorter)

Total depreciation expense was $282,165 and $260,154 for the three months ended January 31, 2008 and 2007 respectively.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------------

In accordance with SFAS 141, the Company has recognized separately from goodwill the acquisition-date fair values of certain identifiable finite life tangible assets acquired from QES on May
31, 2006.

The following is a summary of finite life intangible assets as of January 31, 2008 and October 31, 2007:


                              Gross Carrying     Accumulated
                                  Amount         Amortization      Net Value
                                  ------         ------------      ---------


As of January 31, 2008:
-----------------------
Test passage bank and test
development                     $7,362,524        $4,901,634      $2,460,890
Non competition covenants          359,500           175,366         184,134
Customer contracts               3,867,362         2,726,241       1,141,121
Software development               203,000           155,343          47,657
Deferred financing costs           292,516            97,505         195,011

As of October 31, 2007:
-----------------------
Test passage bank and test
development                     $7,298,104        $4,788,473      $2,509,631
Non competition covenants          359,500           149,061         210,439
Customer contracts               3,867,362         2,568,146       1,299,216
Software development               203,000           151,175          51,825
Deferred financing costs           292,516            82,880         209,636



Goodwill
--------

Goodwill is not amortized but is subject to an annual impairment test. The Company also reviews the carrying amount of goodwill for impairment if an event occurs or circumstances change that would potentially indicate the carrying amount may be impaired. The Company performed its annual tests at October 31, 2007 and 2006, and determined there to be no impairment of the goodwill. During Fiscal 2007 the amount of goodwill was reduced by $448,502 upon the realization of an additional tangible asset (unrecorded vendor rebate receivable) received as a result of the QES acquisition.

AMORTIZATION
------------

Certain capitalized costs are amortized using the straight-line method over estimated useful lives of 5 years for software development and 7 to 11 years for test passage bank and test development costs. Loan origination costs are being amortized over the term of the indebtedness. Non-competition covenants are amortized over the life of the agreement of approximately 3.5 years. Customer contracts are amortized over their expected lives of 1 to 5 years, in proportion to the annual discounted cash flow the Company expects to receive by performing the contractual services as defined by each contract. Total amortization expense was $316,354 and $743,878 for the three months ended January 31, 2008 and 2007 respectively.

Estimated remaining annual amortization expense for the next five fiscal years ending October 31, is as follows:

         2008 - remainder            $949,000
         2009                        $913,000
         2010                        $651,000
         2011                        $333,000
         2012                        $289,000

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------------

Accrued Expenses
----------------

Accrued expenses consist of the following:



                                      January 31,              October 31,
                                         2008                     2007
                                         ----                     ----

     Compensation                     $1,417,765               $1,564,598
     Benefit Plans                        55,005                  499,162
     Interest                             69,411                  137,385
     Other                               198,927                  264,598
                                      ----------               ----------

                                      $1,741,108               $2,465,743
                                      ==========               ==========

Fair Value
----------

The Company has a number of financial instruments, none of which is held for trading purposes. The carrying value of cash and cash equivalents, accounts receivable, revolving credit agreement, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these financial instruments. The carrying value of long-term debt approximates its fair value as the rate of interest on the debt approximates the market rate of interest as of January 31, 2008 and October 31, 2007. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. Considerable judgment is necessary in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Long-Lived Assets
-----------------

Long-lived assets at January 31, 2008 and October 31, 2007 consist primarily of property and equipment, and intangible assets. The Company reviews its long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------------

Stock Based Compensation
------------------------

At January 31, 2008, the Company has stock based compensation plans which are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("FAS No. 123(R)"). This statement requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Stock option compensation expense is the estimated fair value of options granted and the remaining portion of any unvested and outstanding options granted prior to Fiscal 2006, amortized on a straight-line basis over the requisite service period for the entire portion of the award.

The fair value of options at the date of grant was estimated using the Black-Sholes option pricing model. During the three months ended January 31, 2008 and for the entire Fiscal 2007, the Company took into consideration guidance under FAS No. 123(R) and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.


The assumptions made in calculating the fair values of options are as follows:




                                   January 31, 2008           October 31, 2007
                                   ----------------           ----------------

     Expected term (in years)              10                         10
     Expected volatility                  168%                       125%
     Expected dividend yield              None                       None
     Risk-free interest rate              3.58%                  4.65 - 4.77%




The Company granted 183,000 options to purchase shares of its stock during the three months ended January 31, 2008 at a weighted average exercise price of $4.77 per share.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------------

The following table represents stock options granted, exercised, and forfeited for all Common Stock option plans during the three months ended January 31, 2008:


                                 Weighted    Weighted
                                 Average     Average
                                 Exercise    Remaining
                     Number of   Price per   Contractual
                     Shares      Share       Term                Intrinsic Value
                     ------      -----       ----                ---------------


Stock Options
Outstanding at
October 31, 2007     621,583     $3.15

Granted              183,000      4.77

Exercised            (20,000)     3.75                           $7,000
                     -------     -----                           ------

Outstanding at
January 31, 2008     784,583     $3.51        4 years, 9 months  $396,005
                     =======     =====

Exercisable at
January 31, 2008     461,250     $2.66        4 years, 7 months  $391,589
                     =======     =====

As of January 31, 2008, there was $1,180,219 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 3 years.

During the three months ended January 31, 2008, the Company's
Compensation Committee awarded 105,450 shares of restricted common stock to senior management under the Company's 2007
Incentive Compensation Plan.

Basic and Diluted Net Loss per Share
------------------------------------

Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share. Due to the net loss in the current and prior year quarter, diluted shares were the same as basic shares since the effect of options and warrants would have been anti-dilutive. Options and warrants that were excluded from the calculation of diluted share, as their effect would have been anti-dilutive were 82,524 for the three months ended January 31, 2008 and 978,881 for the three months ended January 31, 2007. Escrow shares were not included in basic or diluted computations because all necessary conditions have not been satisfied as of January 31, 2008 and therefore, no shares would have been issuable even if the end of the reporting period were to have represented the end of the contingency period.

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, which requires all entities to report noncontrolling (minority interests) in subsidiaries with equity in the consolidated financial statements, but separate from the parent stockholders' equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 will be effective for financial statements issued for fiscal years beginning after November December 15, 2008. The Company will adopt the standard beginning in fiscal year 2010. The Company is currently evaluating the impact that the adoption of SFAS 160 may have on the financial statements.

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

Effective November 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 ("FIN 48"), 'Accounting for Uncertainty in Income Taxes," as amended by FASB Staff Position No. 48-1 ("FSP-FIN 48-1"), "Definition of Settlement in FASB Interpretation 48". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position maybe recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within twelve months of the reporting date. The impact of adopting FIN 48 and FSP-FIN 48-1 on the Company's consolidated financial statements is summarized below:


                                     Balance at                      Balance at
                                     October 31,      FIN 48         November 1,
                                        2007          Adjustment        2007
                                        ----          ----------        ----


Deferred tax asset (non-current)     $1,064,532        $45,247       $1,109,779
Other non-current liabilities            -0-          $176,925         $176,925
Accumulated deficit                  $(126,069)      $(131,678)      $ (257,747)

The Company operates in multiple taxing jurisdictions within the United States and faces audits from various tax authorities regarding the deductibility of certain expenses and other matters. At November 1, 2007 and January 3l, 2008, the total amount of net liability for unrecognized tax benefits related to federal and state taxes and accrued interest was approximately $132,000 and $154,000, respectively, which would impact the effective tax rate, if recognized. The Company anticipates that approximately $27,000 of net unrecognized tax benefits will be recognized during the next twelve months due to the expiration of the statute of limitations and impact the Company's effective tax rate.

The Company recognizes interest and, if applicable, penalties which could be assessed related to unrecognized tax benefits in income tax expense. As of November 1, 2007 and January 31, 2008, the total amount of accrued interest and penalties, before federal and, if applicable, state effect, was approximately $33,000 and $38,000, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, fiscal 2004 through 2007 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. For state tax purposes, fiscal 2003 through 2007 tax years remain open for examination by the tax authorities under a four-year statute of limitations.

                 QUESTAR ASSESSMENT, INC. AND SUBSIDIARIES


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 2 - REVOLVING CREDIT AGREEMENTS
------------------------------------

In August 2007, the Company requested and received an increase in availability under its revolving credit agreement.
Availability under the revolving credit agreement was increased from $4 million to $6 million each year during the Company's seasonal peak period which occurs during the March through July time-frame. The revolving credit agreement matures on April 30, 2008, if not renewed. Advances are due on demand, are secured by substantially all assets of the Company and its subsidiaries, and are subject to a defined borrowing base that shall not exceed the sum of 80% of eligible accounts receivables and 50% of eligible inventory. Additionally, the Company has secured under the revolving credit agreement three separate Irrevocable Letters of Credit totaling $2,631,810 that reduce the total line available to $1,368,190 during the period of August 2007 through February 2008; and to $3,368,190 during the period of March 2008 through July 2008. Interest on the advances is at 2.5% above
LIBOR and is due monthly. There were no advances outstanding as of January 31, 2008 and October 31, 2007. The revolving credit agreement contains ongoing financial covenants which are measured on a quarterly basis. Subsequent to the end of the current quarter, the Company requested and obtained from its lender a waiver of certain technical defaults under its credit agreement that existed on the last day of the current quarter.

                                 SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            QUESTAR ASSESSMENT, INC.

March 31, 2008                              By:/s/ ANDREW L. SIMON
                                               ---------------------
                                               Andrew L. Simon
                                               Chief Executive Officer



March 31, 2008                              By:/s/ JAMES J. WILLIAMS
                                               ----------------------
                                               James J. Williams
                                               Chief Financial Officer